Form 10-Q
period 2010-06-30
Fox Chase Bancorp Inc
filed 2010-08-06
CIK 1485176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54025

Fox Chase Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	35-2379633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4390 Davisville Road, Hatboro, Pennsylvania	19040
(Address of principal executive offices)	(Zip Code)

(215) 682-7400

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 4, 2010, there were 14,547,173 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC.

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$208	$44
Interest-earning demand deposits in other banks	157,556	65,374
Total cash and cash equivalents	157,764	65,418
Investment securities available-for-sale	24,342	19,548
Mortgage related securities available-for-sale	348,178	402,919
Loans, net of allowance for loan losses of $11,687 at June 30, 2010 and $10,605 at December 31, 2009	660,255	631,296
Assets acquired through foreclosure	4,276	4,052
Federal Home Loan Bank stock, at cost	10,435	10,435
Bank-owned life insurance	12,900	12,667
Premises and equipment	10,895	11,137
Real estate held for investment	1,730	1,730
Accrued interest receivable	4,481	4,467
Mortgage servicing rights, net	556	683
Deferred tax asset, net	—	1,467
Other assets	7,155	7,999
Total Assets	$1,242,967	$1,173,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$856,636	$858,277
Federal Home Loan Bank advances	125,001	137,165
Other borrowed funds	50,000	50,000
Advances from borrowers for taxes and insurance	2,559	2,119
Accrued interest payable	621	696
Deferred tax liability, net	79	—
Accrued expenses and other liabilities	1,719	1,927
Total Liabilities	1,036,615	1,050,184
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at June 30, 2010 and December 31, 2009)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 14,547,173 shares issued and outstanding at June 30, 2010 and 35,000,000 shares authorized,14,679,750 shares issued and 13,609,187 shares outstanding at December 31, 2009)	145	147
Additional paid-in capital	133,902	64,016
Treasury stock, at cost (0 shares at June 30, 2010 and 1,070,563 shares at December 31, 2009)	—	(11,814)
Common stock acquired by benefit plans	(10,069)	(6,862)
Retained earnings	72,746	71,604
Accumulated other comprehensive income, net	9,628	6,543
Total Stockholders’ Equity	206,352	123,634
Total Liabilities and Stockholders’ Equity	$1,242,967	$1,173,818

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

 (In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$9,153	$8,758	$17,935	$17,135
Interest on money market funds	—	122	—	160
Interest on mortgage related securities available-for-sale	3,135	3,505	6,747	6,760
Interest on investment securities available-for-sale
Taxable	96	261	173	385
Nontaxable	84	140	173	283
Dividend income	—	—	—	1
Other interest income	64	135	163	136
Total Interest Income	12,532	12,921	25,191	24,860
INTEREST EXPENSE
Deposits	4,219	5,719	8,797	10,098
Federal Home Loan Bank advances	1,191	1,329	2,408	2,659
Other borrowed funds	432	432	859	861
Total Interest Expense	5,842	7,480	12,064	13,618
Net Interest Income	6,690	5,441	13,127	11,242
Provision for loan losses	1,075	567	1,966	962
Net Interest Income after Provision for Loan Losses	5,615	4,874	11,161	10,280
NONINTEREST INCOME
Service charges and other fee income	246	310	499	480
Net gain on sale of loans	—	—	—	3
Income on bank-owned life insurance	118	112	233	221
Other	70	146	105	211

Total other-than-temporary impairment loss	—	(605)	—	(605)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	448	—	448
Net other-than-temporary impairment loss	—	(157)	—	(157)
Net gains on sale of investment securities	—	588	—	588
Net investment securities gains	—	431	—	431

Total Noninterest Income	434	999	837	1,346
NONINTEREST EXPENSE
Salaries, benefits and other compensation	2,963	2,915	5,946	5,765
Occupancy expense	440	438	939	933
Furniture and equipment expense	144	180	287	401
Data processing costs	393	377	762	762
Professional fees	355	298	617	564
Marketing expense	95	86	166	170
FDIC premiums	401	831	773	1,072
Other	411	367	892	776
Total Noninterest Expense	5,202	5,492	10,382	10,443
Income Before Income Taxes	847	381	1,616	1,183
Income tax provision	239	83	457	284
Net Income	$608	$298	$1,159	$899
Earnings per share:
Basic	$0.04	$0.02	$0.08	$0.06
Diluted	$0.04	$0.02	$0.08	$0.06

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2010 and 2009

 (In Thousands, Unaudited)

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income	Equity

BALANCE - DECEMBER 31, 2008	$147	$63,516	$(7,293)	$(7,819)	$72,664	$5	$121,220
Purchase of treasury stock, net			(2,636)				(2,636)
Stock based compensation expense		486					486
Issuance of stock for vested equity awards		(39)		45	(6)		—
Unallocated ESOP shares committed to employees		(5)		192			187
Shares allocated in long-term incentive plan		50					50
Net income					899		899
Other comprehensive income						4,305	4,305

BALANCE - JUNE 30, 2009	$147	$64,008	$(9,929)	$(7,582)	$73,557	$4,310	$124,511

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2009	$147	$64,016	$(11,814)	$(6,862)	$71,604	$6,543	$123,634
Stock based compensation expense		455					455
Issuance of stock for vested equity awards		(69)		86	(17)		—
Unallocated ESOP shares committed to employees		6		192			198
Shares allocated in long-term incentive plan		44					44
Forfeited shares transferred to treasury stock		30	(30)				—
Corporate Reorganization:
Merger of Fox Chase MHC	(81)	188					107
Treasury stock retired	(11)	(11,833)	11,844				—
Exchange of common stock	(55)	55					—
Proceeds from stock offering, net of offering expenses	145	81,010					81,155
Purchase of common stock by ESOP				(3,485)			(3,485)
Net income					1,159		1,159
Other comprehensive income						3,085	3,085
BALANCE - JUNE 30, 2010	$145	$133,902	$—	$(10,069)	$72,746	$9,628	$206,352

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,159	$899
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,966	962
Depreciation	363	447
Net amortization of securities premiums and discounts	2,367	1,108
Benefit for deferred income taxes	(215)	(453)
Stock benefit plans	697	723
Origination of loans held for sale	—	(585)
Proceeds from sales of loans held for sale	—	416
Net gain on sales of loans and loans held for sale	—	(3)
Net gain on sales of securities	—	(588)
Other-than-temporary impairment loss on investments	—	157
Valuation adjustment on assets acquired through foreclosure	34	—
Earnings on investment in bank-owned life insurance	(233)	(221)
Decrease in mortgage servicing rights	127	34
Decrease (increase) in accrued interest receivable and other assets	965	(780)
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(283)	605
Net Cash Provided by Operating Activities	6,947	2,721

Cash Flows from Investing Activities
Equity investment in unconsolidated entity	—	(630)
Investment securities - available for sale:
Purchases	(10,570)	(19,184)
Proceeds from maturities, calls and principal repayments	5,862	8,330
Mortgage related securities — available for sale:
Purchases	(17,501)	(149,849)
Proceeds from sales	—	20,218
Proceeds from maturities, calls and principal repayments	74,513	44,587
Net increase in loans	(20,573)	(36,426)
Purchases of loans and loan participations	(11,423)	(125)
Net increase in Federal Home Loan Bank stock	—	(71)
Purchases of premises and equipment	(121)	(89)
Proceeds from sales of assets acquired through foreclosure	800	—
Net Cash Provided (Used) by Investing Activities	20,987	(133,239)

(Continued)

FOX CHASE BANCORP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(1,641)	236,265
Increase in advances from borrowers for taxes and insurance	440	289
Federal Home Loan Bank advances	—	—
Principal payments on Federal Home Loan Bank advances	(12,164)	(2,089)
Other borrowings	—	—
Purchase of treasury stock	—	(2,636)
Merger of Fox Chase Mutual Holding Company	107	—
Proceeds from stock offering, net of offering expenses	81,155	—
Purchase of common stock by ESOP	(3,485)	—
Net Cash Provided by Financing Activities	64,412	231,829
Net Increase in Cash and Cash Equivalents	92,346	101,311
Cash and Cash Equivalents — Beginning	65,418	3,944
Cash and Cash Equivalents — Ending	$157,764	$105,255
Supplemental Disclosure of Cash Flow Information
Interest paid	$12,139	$13,583
Income taxes paid	$1,200	$1,078
Transfers of loans to assets acquired through foreclosure	$1,058	$—
Net charge-offs	$884	$151

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

Fox Chase Bancorp, Inc. (the “Bancorp”) is a Maryland corporation that was incorporated in March 2010 to be the successor corporation to old Fox Chase Bancorp, Inc (“Old Fox Chase Bancorp, Inc.”), the former stock holding company for Fox Chase Bank (the “Bank”), upon completion of the mutual-to-stock conversion of Fox Chase MHC, the former mutual holding company for Fox Chase Bank.

The mutual-to-stock conversion was completed on June 29, 2010.  In connection with the conversion, Bancorp sold a total of 8,712,500 shares of common stock at $10.00 per share in a related public offering.  Concurrent with the completion of the offering, shares of Bancorp’s common stock owned by public stockholders were exchanged for 1.0692 shares of Bancorp common stock.  In lieu of fractional shares, Old Fox Chase Bancorp, Inc. shareholders were paid cash.  Additionally, as part of the mutual-to-stock conversion, the Bank’s Employee Stock Ownership Plan (“ESOP”) acquired 348,500 shares, or 4.0% of Bancorp’s issued shares, at $10.00 per share. As a result of the offering and the exchange, as of June 30, 2010, Bancorp had 14,547,173 shares outstanding and a market capitalization of $139.2 million.  Net proceeds from the conversion and offering, after the loan made to the ESOP, were approximately $77.8 million.

Financial information presented in this Quarterly Report on Form 10-Q is derived in part from the consolidated financial statements of Fox Chase Bancorp, Inc. and subsidiaries on and after June 29, 2010 and from the consolidated financial statements of Old Fox Chase Bancorp, Inc. and subsidiaries prior to June 29, 2010.

Bancorp and the Bank (collectively referred to as the “Company”) provide a wide variety of financial products and services to individuals and businesses through the Bank’s eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The Bank also has an approximately 45% ownership in Philadelphia Mortgage Advisors, a mortgage banker located in Blue Bell, Pennsylvania and Ocean City, New Jersey.  The operations of the Company are managed as a single business segment.  The Company competes with other financial institutions and other companies that provide financial services.

The Company is subject to regulations of certain federal banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies which may subject them to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc. and Fox Chase Service Corporation.  Fox Chase Financial, Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is Pennsylvania chartered company and its sole purpose is to facilitate the Bank’s investment in Philadelphia Mortgage Advisors (“PMA”).  The consolidated financial statements do not include the transactions and balances of Fox Chase MHC.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

During 2010 and 2009, the Bank engaged in certain business activities with PMA.  These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $76,000 and $100,000 for the six months ended June 30, 2010 and 2009, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $24,000 and $31,000 for the six months ended June 30, 2010 and 2009, respectively.  In addition, the Bank acquired total loans from PMA of $15.7 million and $26.0 million for the six months ended June 30, 2010 and 2009, respectively, which includes the cost of the loans.

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The Company follows accounting principles and reporting practices that are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets and the evaluation of other-than-temporary impairment and valuation of investment securities.

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Old Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2010 and our Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on May 24, 2010.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.

Per Share Information

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Unallocated shares in the ESOP and shares purchased to fund the Bancorp’s 2007 Equity Incentive Plan are not included in either basic or diluted earnings per share.  Unvested shares in the Bancorp’s long-term incentive plan are not included in basic earnings per share. As a result of the mutual-to-stock conversion, all share information for periods prior to June 30, 2010, has been revised to reflect the 1.0692 conversion rate.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (unaudited).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$608,000	$298,000	$1,159,000	$899,000

Weighted-average common shares outstanding (1)	14,550,018	14,872,835	14,550,478	14,931,966
Average common stock acquired by stock benefit plans:
Unvested shares — long-term incentive plan	(7,582)	(17,902)	(7,582)	(17,902)
ESOP shares unallocated	(445,070)	(478,429)	(446,360)	(483,526)
Shares purchased by trust	(211,941)	(260,738)	(213,446)	(261,986)
Weighted-average common shares used to calculate basic earnings per share	13,885,425	14,115,766	13,883,090	14,168,552
Dilutive effect of:
Unvested shares — long-term incentive plans	7,582	17,902	7,582	17,902
Restricted stock awards	16,338	—	5,993	—
Stock option awards	1,492	3,520	—	3,507
Weighted-average common shares used to calculate diluted earnings per share	13,910,837	14,137,188	13,896,665	14,189,961
Earnings per share-basic	$0.04	$0.02	$0.08	$0.06
Earnings per share-diluted	$0.04	$0.02	$0.08	$0.06

Outstanding common stock equivalents having no dilutive effect	789,515	945,504	801,352	945,517

(1) Excludes treasury stock.

NOTE 2 — INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)

Obligations of U.S. government agencies	$301	$2	$—	$—	$303
State and political subdivisions	8,250	114	(23)	—	8,341
Corporate securities	15,611	136	(49)	—	15,698
	24,162	252	(72)	—	24,342

Private label residential mortgage related security	591	47	—	(448)	190
Private label commercial mortgage related securities	15,758	484	—	—	16,242
Agency residential mortgage related securities	317,098	14,685	(37)	—	331,746
Total mortgage related securities	333,447	15,216	(37)	(448)	348,178

Total securities	$357,609	$15,468	$(109)	$(448)	$372,520

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)

Obligations of U.S. government agencies	$305	$1	$—	$—	$306
State and political subdivisions	9,199	130	(37)	—	9,292
Corporate securities	9,838	112	—	—	9,950
	19,342	243	(37)	—	19,548

Private label residential mortgage related security	628	15	—	(448)	195
Private label commercial mortgage related securities	17,607	249	(23)	—	17,833
Agency residential mortgage related securities	374,824	10,567	(500)	—	384,891
Total mortgage related securities	393,059	10,831	(523)	(448)	402,919

Total securities	$412,401	$11,074	$(560)	$(448)	$422,467

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)

State and political subdivisions	$—	$—	$833	$(23)	$833	$(23)
Corporate securities	6,133	(49)	—	—	6,133	(49)
	6,133	(49)	833	(23)	6,966	(72)
Private label residential mortgage related security	—	—	190	(401)	190	(401)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	5,204	(37)	—	—	5,204	(37)
Total mortgage related securities	5,204	(37)	190	(401)	5,394	(438)

Total securities	$11,337	$(86)	$1,023	$(424)	$12,360	$(510)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)

State and political subdivisions	$—	$—	$819	$(37)	$819	$(37)
Corporate securities	—	—	—	—	—	—
	—	—	819	(37)	819	(37)
Private label residential mortgage related security	—	—	195	(433)	195	(433)
Private label commercial mortgage related securities	—	—	5,987	(23)	5,987	(23)
Agency residential mortgage related securities	51,801	(500)	—	—	51,801	(500)
Total mortgage related securities	51,801	(500)	6,182	(456)	57,983	(956)

Total securities	$51,801	$(500)	$7,001	$(493)	$58,802	$(993)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The Company held a private label residential mortgage related security, which had an amortized cost, prior to the identified credit related impairment, of $748,000 at June 30, 2010 and $785,000 at December 31, 2009, respectively.  During the second quarter of 2009, management’s analysis indicated that the security was other-than-temporarily impaired in the amount of $605,000, $157,000 of which was recognized on the statement of operations and $448,000 of which was recognized in the statement of condition in other comprehensive income (before taxes). There was no additional other-than-temporary credit impairment charge on this investment through June 30, 2010. At June 30, 2010 and December 31, 2009, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $591,000 and $628,000, respectively, and a fair value of $190,000 and $195,000, respectively, with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $401,000 and $433,000, respectively. The remaining unrealized loss is not considered an other-than-temporary credit impairment, as management does not have the intention or requirement to sell this security.

The Company held five private label commercial mortgage related securities (“CMBS”) with an amortized cost of $15.8 million at June 30, 2010 and $17.6 million at December 31, 2009. At June 30, 2010, all five CMBS were in an unrealized gain position with a total unrealized gain of $484,000 and had a AAA rating from at least one rating agency.  At December 31, 2009, the Company held six CMBS with a net unrealized gain position totaling $226,000; comprised of four CMBS in an unrealized gain position of $249,000 and two CMBS in an unrealized loss of $23,000. Management believes the improvement in the net unrealized gain position was due to a reduction in the required yield on commercial mortgage related securities as the credit markets continued to improve in the first quarter of 2010. At December 31, 2009, both securities in an unrealized loss were rated AAA.

The Company evaluates current characteristics of each of these private label securities such as fair value, delinquency and foreclosure levels, credit enhancement, projected losses, coverage and cash flows, on a quarterly basis. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

There are 10 securities with a temporary impairment at June 30, 2010, three of which have a rating of AAA. The securities rated less than AAA are: (1) two state or political subdivision securities with a total fair value of $833,000, which do not have a rating and (2) one private label collateralized mortgage obligation, which was discussed above, with a fair value of $190,000 and a rating of B- and (3) four corporate bonds with an A rating.

Securities that have been impaired greater than twelve months are the private label residential mortgage related security, which was identified and discussed in detail in the preceding paragraphs, and state and political subdivisions, the impairment of which was deemed temporary due to positive factors supporting the recoverability of these securities, and because the Company does not have the intention to sell the securities or will be more likely than not required to sell the securities prior to recovery of the amortized cost. Positive factors considered include timely principal payments and the financial health of the issuer.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2010 and December 31, 2009 by contractual maturity are as follows:

	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)

Due in one year or less	$2,426	$2,492	$4,879	$4,922
Due after one year through five years	15,293	15,335	7,111	7,196
Due after five years through ten years	4,182	4,247	3,278	3,323
Due after ten years	2,261	2,268	4,074	4,107
Total mortgage related securities	333,447	348,178	393,059	402,919
	$357,609	$372,520	$412,401	$422,467

Securities with a carrying value of $16.1 million and $19.8 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $60.0 million and $58.1 million, at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral for $50.0 million in borrowed funds.   See Note 6.

NOTE 3 - LOANS

The composition of net loans at June 30, 2010, and December 31, 2009 is provided below (in thousands).

	June 30,	December 31,
	2010	2009
	(Unaudited)
Real estate loans:
One-to-four family	$264,115	$268,535
Multi-family and commercial	215,425	207,738
Construction	38,288	40,799
	517,828	517,072

Consumer loans:
Home equity	45,030	50,080
Home equity lines of credit	13,660	13,664
Other	5,469	5,618
	64,159	69,362

Commercial and industrial loans	89,844	55,434

Total loans	671,831	641,868

Deferred loan origination cost (fees), net	111	33
Allowance for loan losses	(11,687)	(10,605)
Net loans	$660,255	$631,296

The following table presents changes in the allowance for loan losses (in thousands):

	Six Months Ended		Year Ended
	June 30,		December 31,
	2010	2009	2009
	(Unaudited)
Balance, beginning	$10,605	$6,260	$6,260
Provision for loan losses	1,966	962	9,052
Loans charged off	(891)	(151)	(4,707)
Recoveries	7	—	—
Balance, ending	$11,687	$7,071	$10,605

As of June 30, 2010, the Bank had one interest rate swap agreement that was entered into during the quarter ended June 30, 2007.  The Bank had entered into a 15-year fixed rate commercial loan and the Bank’s risk management objective was to lock in the fair value of the loan.  The Bank met this objective by entering into a swap agreement to exchange fixed rate cash flows for variable rate cash flows. The fair value of the swap is recorded in other assets in the Company’s consolidated statements of condition. The Bank has not entered into a swap since June 2007 and currently does not consider itself to be an active participant in the swap market.

As of June 30, 2010 and December 31, 2009, the Bank’s swap agreement had a notional amount of $1.1 million.  The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and is paying a fixed rate payment of 7.43%. The swap matures in April 2022 and had a fair value loss position of $187,000 and $125,000 at June 30, 2010 and December 31, 2009, respectively.  The Bank carries the loan at fair value.  The loan is contractually current and the critical terms of the loan and the swap are a mirror image except that the loan includes a default interest rate clause.  Accordingly, the Company has determined the fair value of the gain position of the loan approximates the fair value loss position of the swap as of June 30, 2010 and December 31, 2009, respectively.

NOTE 4 — MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $81.7 million and $97.5 million at June 30, 2010 and 2009, respectively, and $88.2 million at December 31, 2009.

The following summarizes mortgage servicing rights for the six months ended June 30, 2010 and 2009 (in thousands):

			Net
	Servicing	Valuation	Carrying
	Rights	Allowance	Value
Balance at December 31, 2009	$768	$(85)	$683
Additions	—	(65)	(65)
Amortization	(62)	—	(62)
Balance at June 30, 2010	$706	$(150)	$556

Balance at December 31, 2008	$961	$(134)	$827
Reductions	—	75	75
Amortization	(109)	—	(109)
Balance at June 30, 2009	$852	$(59)	$793

At June 30, 2010, June 30, 2009 and December 31, 2009, the fair value of the mortgage servicing rights (“MSRs”) was $570,000 (unaudited), $817,000 (unaudited) and $703,000, respectively. The Company’s accounting policy is to record a valuation allowance when the fair value of the stratified servicing asset is less than amortized cost, which is the reason why fair value is greater than net carrying value. The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income - another key assumption in the model - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at June 30, 2010 and December 31, 2009 consist of the following (dollars in thousands):

	June 30,		December 31,
	2010		2009
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)

Noninterest-bearing demand accounts	—%	$71,683	—%	$56,912
NOW accounts	0.60	55,678	0.63	41,369
Money market accounts	0.67	173,335	1.05	184,407
Savings and club accounts	0.05	54,195	0.15	51,563
Certificates of deposit	2.99	501,745	3.29	524,026

	1.93%	$856,636	2.27%	$858,277

NOTE 6 — BORROWINGS

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of June 30, 2010, the Bank has $167.2 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Interest Rate	Strike Rate	Call Date	Rate if Called
	(in thousands)

August 2011	$20,000	4.89%	7.50%	August 2010	LIBOR + .2175%
August 2011	10,000	4.87%	7.50%	August 2010	LIBOR + .2175%
July 2013	9,542	4.10%
December 2013	5,000	2.80%		December 2010	LIBOR + 1.04%
January 2015	20,459	3.49%
December 2015	5,000	3.06%		December 2011	LIBOR + 1.12%
November 2017	15,000	3.62%		November 2010	LIBOR + 0.10%
November 2017	15,000	3.87%		November 2011	LIBOR + 0.10%
December 2017	20,000	2.83%		September 2010	LIBOR + 0.11%
December 2018	5,000	3.15%		December 2012	LIBOR + 1.14%
	$125,001

For the two borrowings which have a “Strike Rate” disclosed in the above table, if three-month LIBOR is greater than or equal to the Strike Rate, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (0.534% at June 30, 2010) plus .2175% on a quarterly basis. If converted to a floating rate, the Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

For the borrowings which have “Call Dates” disclosed in the above table, if the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowings’ fixed rate resets to a variable LIBOR based rate, as noted in the above table. Subsequent to the call date, the borrowings are callable by the FHLB quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

The Bank had a maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $235.4 million at March 31, 2010, the latest date for which information is available. Additionally, the Bank has a maximum borrowing capacity of $23.9 million with the Federal Reserve Bank of Philadelphia, through the Discount Window as of June 30, 2010.

As a member of the FHLB of Pittsburgh, the Bank is required to own capital stock in the FHLB of Pittsburgh in a minimum amount of at least 4.75% of its advances plus 0.75% of the unused borrowing capacity; and a maximum amount of 6.00% of its advances plus 1.50% of the unused borrowing capacity.  At June 30, 2010, the Bank’s minimum required capital stock ownership was $8.2 million and the maximum required capital stock ownership was $12.7 million.  The Bank was in compliance with this requirement with a stock investment in the FHLB of Pittsburgh of $10.4 million at June 30, 2010. Additionally, the FHLB of Pittsburgh indicated it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements.

As of July 1, 2010, the FHLB of Pittsburgh modified its methodology for calculating a member bank’s required stock ownership. The new methodology requires a member bank to own capital stock in the FHLB of Pittsburgh in a minimum amount of at least 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  Utilizing June 30, 2010 financial information, the new methodology would provide for a minimum required capital stock ownership of $8.4 million and a maximum required stock ownership of $14.9 million.

NOTE 6 — BORROWINGS (CONTINUED)

The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and has not paid a dividend through June 30, 2010.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks totaled $50.0 million at June 30, 2010.  These borrowings contractually mature with dates ranging from November 2014 through November 2018 and may be called by the lender based on the underlying agreements.  Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

Maturity	Interest
Date	Rate	Call Date	Amount
			(in thousands)

November 2014	3.60%	August 2010	$20,000
September 2018	3.40%	September 2012	10,000
September 2018	3.20%	September 2012	5,000
October 2018	3.15%	October 2011	5,000
October 2018	3.27%	October 2011	5,000
November 2018	3.37%	November 2013	5,000
			$50,000

Mortgage backed securities with a fair value of $60.0 million at June 30, 2010 were pledged as collateral for these other borrowed funds.

NOTE 7 — STOCK BASED COMPENSATION

During the six months ended June 30, 2010, the Company recorded $455,000 of stock based compensation expense in connection with the 2007 Equity Incentive Plan, comprised of stock option expense of $196,000 and restricted stock expense of $259,000.

The following is a summary of the Company’s stock option activity and related information for the 2007 Equity Incentive Plan for the six months ended June 30, 2010:

		Weighted
	Number of	Average
	Stock	Exercise
	Options	Price

Outstanding at December 31, 2009	678,626	$11.03
Granted	—	—
Exercised	—	—
Expired	(2,673)	11.06
Forfeited	(9,836)	10.50
Outstanding at June 30, 2010	666,117	$11.04
Exercisable at June 30, 2010	250,279	$11.22

The following is a summary of the Company’s unvested options as of June 30, 2010 and changes therein during the six months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2009	462,113	$2.91
Granted	—	—
Exercised	—	—
Vested	(36,439)	2.44
Forfeited	(10,050)	2.72
Unvested at June 30, 2010	415,624	$2.95

Expected future expense relating to the 415,624 non-vested options outstanding as of June 30, 2010 is $849,000 over a weighted average period of 2.5 years.

The following is a summary of the status of the Company’s restricted stock as of June 30, 2010 and changes therein during the six months then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value

Unvested at December 31, 2009	148,814	$11.16
Granted	—	—
Vested	(7,010)	9.49
Forfeited	(577)	11.38
Unvested at June 30, 2010	141,227	$11.25

Expected future compensation expense relating to the 141,227 restricted shares at June 30, 2010 is $1.2 million over a weighted average period of 2.4 years.

NOTE 8 — FAIR VALUE

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate their fair value.

Investment and Mortgage Related Securities—Available-for-Sale

Fair values for investments securities and mortgage related securities available-for-sale are obtained from a third party pricing service and are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. If quoted market prices are not available for comparable securities, fair value is based on quoted bids for the security or comparable securities.

Loans Held for Sale

The fair values of mortgage loans originated and intended for sale in the secondary market are based on current quoted market prices.

Loans Receivable, Net

For variable-rate loans that reprice frequently and that entail no significant changes in credit risk, fair values are based on carrying values. To determine the fair values of loans that are not impaired, we employ discounted cash flow analyses that use interest rates and terms similar to those currently being offered to borrowers. This methodology is consistent with the guidance in ASC 825-10-55-3 “Financial Instruments,” and we believe our disclosures provide fair value that is more indicative of an entry price. We do not record loans at fair value on a recurring basis, except one loan associated with the interest rate swap. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, discounting the contractual cash flows, and analyzing market data that we may adjust due to specific characteristics of the loan or collateral.

Federal Home Loan Bank Stock

The fair value of the Federal Home Loan Bank stock is assumed to equal its cost, since the stock is nonmarketable but redeemable at its par value.

Mortgage Servicing Rights

The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amount of accrued interest receivable and accrued interest payable approximates fair value.

NOTE 8 — FAIR VALUE (CONTINUED)

Deposit Liabilities

Fair values for demand deposits (including NOW and money market accounts), savings and club accounts and money market deposits are, by definition, equal to the amount payable on demand at the reporting date. Fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar instruments with similar maturities.

Federal Home Loan Bank Advances and Other Borrowed Funds

Fair value of Federal Home Loan Bank advances and other borrowed funds are estimated using projected discounted cash flow analyses, based on rates currently available to the Bank for advances with similar terms, and remaining maturities and call features, where applicable.

Off-Balance Sheet Financial Instruments

Fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30,		December 31,
	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$157,764	$157,764	$65,418	$65,418
Investment securities available-for-sale	24,342	24,342	19,548	19,548
Private label residential mortgage related security	190	190	195	195
Private label commercial mortgage related securities	16,242	16,242	17,833	17,833
Agency residential mortgage related securities	331,746	331,746	384,891	384,891
Loans receivable, net	660,255	663,283	631,296	624,966
Federal Home Loan Bank stock	10,435	10,435	10,435	10,435
Accrued interest receivable	4,481	4,481	4,467	4,467
Mortgage servicing rights	556	570	683	703

Financial liabilities:
Savings and club accounts	54,195	54,195	51,563	51,563
Demand, NOW and money market deposits	300,696	300,696	282,688	282,688
Certificates of deposit	501,745	507,733	524,026	530,946
Federal Home Loan Bank advances	125,001	132,850	137,165	144,124
Other borrowed funds	50,000	54,220	50,000	47,529
Accrued interest payable	621	621	696	696

Off-balance sheet instruments	—	1,097	—	929

NOTE 8 — FAIR VALUE (CONTINUED)

The Company determines the fair value of investments using three levels of input:

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2—Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Valuations are observed from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classified three types of financial instruments as Level 3 as of June 30, 2010. The first instrument is a private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because it is not actively traded in securities markets. The second type of instrument is five private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively traded in securities markets. The third instrument is a loan, which was recorded at fair value when the Company adopted ASC Topic 820 “Fair Value Measurements and Disclosures,” since lending credit risk is not an observable input for this individual commercial loan (see Note 3). The net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, in the private label CMO was $401,000 at June 30, 2010 and $433,000 at December 31, 2009, respectively. As of June 30, 2010, all of the securities in the private label CMBS portfolio were at an unrealized gain position compared to December 31, 2009, at which two of six securities were in an unrealized loss position of a total of $23,000.   The unrealized gain on the loan was $187,000 at June 30, 2010 compared to $125,000 at December 31, 2009.

The following tables, which set forth the Company’s fair value measurements included in the financial statements at June 30, 2010 and December 31, 2009, include (1) investment securities and mortgage related securities available-for-sale; (2) the two financial instruments, associated with the interest rate swap agreement as discussed in Note 3 (3) tranches of MSRs recorded at fair value; (4) loans and (5) assets acquired through foreclosure.

The following measures were made on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Obligations of U.S. government agencies	$303	$—	$303	$—
State and political subdivisions	8,341	—	8,341	—
Corporate securities	15,698	—	15,698	—
Private label residential mortgage related security	190	—	—	190
Private label commercial mortgage related securities	16,242	—	—	16,242
Agency residential mortgage related securities	331,746	—	331,746	—
Loan (1)	1,297	—	—	1,297
Swap contract (1)	(187)	—	(187)	—
Total	$373,630	$—	$355,901	$17,729

NOTE 8 — FAIR VALUE (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Obligations of U.S. government agencies	$306	$—	$306	$—
State and political subdivisions	9,292	—	9,292	—
Corporate securities	9,950	—	9,950	—
Private label residential mortgage related security	195	—	—	195
Private label commercial mortgage related securities	17,833	—	—	17,833
Agency residential mortgage related securities	384,891	—	384,891	—
Loan	1,259	—	—	1,259
Swap contract	(125)	—	(125)	—
Total	$423,601	$—	$404,314	$19,287

The following measures were made on a non-recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
As of June 30, 2010
Loans (1)	$568	$—	$—	$568
Mortgage servicing rights	503	—	503	—
Assets acquired through foreclosure (2)	4,276	—	—	4,276
Total	$5,347	$—	$503	$4,844

As of December 31, 2009
Loan (1)	$1,185	$—	$—	$1,185
Mortgage servicing rights	621	—	621	—
Assets acquired through foreclosure (2)	4,052	—	—	4,052
Total	$5,858	$—	$621	$5,237

(1)          At June 30, 2010, the loans were comprised of two residential mortgage loans partially charged off based on each loan’s fair value, less costs to sell.  At December 31, 2009, the loan was a commercial loan partially charged off based on the loan’s fair value, less cost to sell, which was based on a sales agreement that closed in January 2010. This loan was paid in full during the first quarter 2010.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to ASC 820, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included.

(2)          For assets acquired through foreclosure, we used Level 3 inputs, which consist of appraisals. Assets acquired through foreclosure are recorded on our balance sheet at fair value, net of costs to sell, when we obtain control of the property.

NOTE 8 — FAIR VALUE (CONTINUED)

The following tables include a roll forward of the financial instruments which fair value is determined on a recurring basis using Significant Other Unobservable Inputs (Level 3) for the three and six months ended June 30, 2010 and 2009.

3-Months Ended June 30, 2010

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loan	Total

Beginning balance, April 1, 2010	$189	$17,440	$1,256	$18,885
Purchases	—	—	—	—
Payments received	(18)	(1,265)	(9)	(1,292)
Discount accretion, net	—	48	—	48
Increase/(decrease) in value	19	19	50	88
Reclassification to Level 3	—	—	—	—

Ending balance, June 30, 2010	$190	$16,242	$1,297	$17,729

6-Months Ended June 30, 2010

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loan	Total

Beginning balance, January 1, 2010	$195	$17,833	$1,259	$19,287
Purchases	—	—	—	—
Payments received	(37)	(1,948)	(24)	(2,009)
Discount accretion, net	—	99	—	99
Increase/(decrease) in value	32	258	62	352
Reclassification to Level 3	—	—	—	—

Ending balance, June 30, 2010	$190	$16,242	$1,297	$17,729

3-Months Ended June 30, 2009

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loans	Total

Beginning balance, April 1, 2009	$232	$11,934	$1,390	$13,556
Purchases	—	4,268	—	4,268
Payments received	(42)	(18)	(9)	(69)
Discount accretion, net	—	31	—	31
Increase/(decrease) in value	29	1,129	(74)	1,084
Reclassification to Level 3	—	—	—	—

Ending balance, June 30, 2009	$219	$17,344	$1,307	$18,870

NOTE 8 — FAIR VALUE (CONTINUED)

6-Months Ended June 30, 2009

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loans	Total

Beginning balance, January 1, 2009	$269	$7,304	$1,425	$8,998
Purchases	—	8,213	—	8,213
Payments received	(65)	(18)	(23)	(106)
Discount accretion, net	—	26	—	26
Increase/(decrease) in value	15	1,819	(95)	1,739
Reclassification to Level 3	—	—	—	—

Ending balance, June 30, 2009	$219	$17,344	$1,307	$18,870

The Company utilizes one external pricing service (“primary pricing service”) as the provider of pricing on the investment portfolio on a quarterly basis. We generally obtain one quote per investment security. We review the estimates of fair value provided by the pricing service to determine if they are representative of fair value based upon our general knowledge of market conditions and relative changes in interest rates and the credit environment. The Company made no adjustments to the values obtained from the primary pricing service. The Company will be evaluating the appropriateness of the identified Level 1, 2 or 3 classifications on a recurring basis.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended June 30, 2010, and 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)

Net income	$608	$298	$1,159	$899

Other comprehensive income:

Unrealized holding gains arising during the period, net of tax (for the three months ended June 30, 2010 and 2009, $1,342 and $1,220, respectively and for the six months ended June 30, 2010 and 2009, $1,760 and $2,587, respectively)	2,377	2,292	3,085	4,878

Non-credit related unrealized loss on other-than temporary impaired securities (net of taxes of $(152) for the three and six months ended June 30, 2009)	—	(296)	—	(296)

Less: Reclassification adjustment for net investment securities gains included in net income, net of taxes (for the three months ended June 30, 2010 and 2009, $0 and $147, respectively and for the six months ended June 30, 2010 and 2009, $0 and $143, respectively)	—	284	—	277

Other comprehensive income	2,377	1,712	3,085	4,305

Comprehensive income	$2,985	$2,010	$4,244	$5,204

NOTE 10 — ACCOUNTING PRONOUNCEMENTS

ASC Topic 860—Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140) (ASC 860). This accounting guidance was originally issued in June 2009 and is now incorporated in ASC 860. The guidance amends the derecognition guidance and eliminates the concept of qualifying special-purpose entities (“QSPEs”). ASC 860 is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted ASC 860 effective January 1, 2010 and it did not have a material effect on the Company’s financial position or results of operations.

New authoritative accounting guidance, ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets” makes several significant amendments to FASB ASC Topic 860, “Transfers and Servicing” including the removal of the concept of a qualifying special-purpose entity. The new guidance also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The new authoritative accounting guidance is effective for fiscal years beginning after November 15, 2009. The adoption of ASU No. 2009-16 did not have a material impact on the Company’s financial position or results of operations.

ASC Topic 810—Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810) This accounting guidance was originally issued in June 2009 and is now incorporated in ASC 810. The guidance amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The Company adopted ASC 810 effective January 1, 2010 and it did not have a material effect on the Company’s financial position or results of operations.

NOTE 10 — ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Update (ASU) 2010-05—Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. The ASU amends Subtopic 820-10 to clarify certain issues with the accounting guidance for determining the fair value of liabilities. Specifically, the guidance states that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance also provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the ASU specifies that a valuation technique should be applied that uses either the quoted prices of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009. The Company adopted this ASU effective January 1, 2010 and it did not have a material effect on the Company’s financial position or results of operations.

Accounting Standards Update (ASU) 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company adopted this ASU effective January 1, 2010, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which the Company plans to adopt effective January 1, 2011.  As the Company did not have any significant transfers in and out of levels 1 and 2 fair value measurements, the adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

Accounting Standards Update (ASU) No. 2010-18 — Effect of a Loan Modification When the Loan Is Part of a Pool that is Accounted for as a Single Asset, a consensus of the FASB Emerging Issues Task Force (Issue No. 09-I).  This ASU amends FASB ASC Subtopic 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, so that modifications of loans that are accounted for within a pool under that Subtopic do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considering a troubled debt restructuring.  A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the new guidance.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments are effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  Early adoption is permitted.   This ASU has no effect on the Company’s financial position or results of operations as the Company did not modify any loans that were pooled for accounting purposes as of June 30, 2010.

Accounting Standards Update (ASU) No. 2010-20 — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. Disclosures related to period-end information (e.g., credit quality information and the ending financing receivables balance segregated by impairment method) are effective in all interim and annual reporting periods ending on or after December 15, 2010.  Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of allowance for credit losses by portfolio segment) are effective in interim or annual periods beginning on or after December 15, 2010.  The Company will include these disclosures in the notes to the financial statements beginning in the fourth quarter of 2010 for period-end information, and in the first quarter of 2011 for reporting period information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the section titled “Risk Factors” in the Company’s Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, with the Securities and Exchange Commission on May 24, 2010, and its other Securities and Exchange Commission reports.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, valuation and other-than-temporary impairment of securities, and deferred income taxes.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectibility. The allowance is established through the provision for loan losses, which is charged against income. Management estimates the allowance required using loss experience in particular segments of the portfolio, the size and composition of the loan portfolio, trends and absolute levels of nonperforming loans, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. Additionally, for loans identified by management as impaired, management will provide a specific loan loss provision based on the expected discounted cash flows of the loan, or for loans determined to be collateral dependent, a specific loan loss provision is established based on appraised value less costs to sell. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if actual conditions differ substantially from the assumptions used in making the evaluation. Further, current economic conditions have increased the uncertainty inherent in these estimates and assumptions. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Valuation and Other-Than-Temporary Impairment of Investment Securities. Investment securities are reviewed quarterly to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its current carrying value, management is required to assess whether the decline is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, the probability, extent and timing of a valuation recovery and Fox Chase Bancorp’s intent to sell the security or if it is more likely than not that the security will be required to be sold before recovery its amortized cost. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates or equity market declines. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income. Fox Chase Bancorp recorded an other-than-temporary impairment charge of $605,000 during the second quarter of 2009, $157,000 of which was recognized on the statement of operations and $448,000 of which was recognized on the statements of condition in other comprehensive income (before taxes). There was no additional other-than-temporary credit impairment charge on this investment since June 30, 2009. See Note 2 to the consolidated financial statements for a schedule that shows gross unrealized losses, fair value of securities as well as the impairment loss and other-than-temporary impairment write down, aggregated by security category and length of time that individual securities have been in continuous unrealized loss position at June 30, 2010 and December 31, 2009, and Note 8 for a discussion related to the determination of fair value.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets increased $69.1 million, or 5.9%, to $1.24 billion at June 30, 2010, compared to $1.17 billion at December 31, 2009. Cash and cash equivalents increased $92.3 million from December 31, 2009 to June 30, 2010 primarily due to the receipt of  $77.8 million in net proceeds from the Company’s mutual-to-stock public conversion and concurrent public offering.  Loans increased $29.0 million from December 31, 2009 to June 30, 2010. Commercial and industrial loans increased $34.4 million, primarily as a result of loans originated by a middle market group of lenders hired during 2009, and commercial real estate loans increased by $7.7 million.  Commercial construction loans decreased by $2.5 million as we de-emphasized construction lending during the past year. Additionally, one- to four-family real estate loans decreased $4.4 million and consumer loans decreased $5.2 million. The decrease in consumer loans was due to Fox Chase Bancorp’s decision to de-emphasize these types of loans as a result of the current economic environment. Mortgage related securities available-for-sale decreased $54.7 million, as cash repayments exceeded new purchases during the six months ended June 30, 2010. Investment related securities available for sale increased $4.8 million, primarily due to purchases of corporate bonds.

Total liabilities decreased $13.6 million, or 1.3%, to $1.04 billion at June 30, 2010, compared to $1.05 billion at December 31, 2009.  Deposits decreased $1.6 million, or 0.2%, from $858.3 million at December 31, 2009 to $856.6 million at June 30, 2010. Certificates of deposits decreased $22.3 million, or 4.3%, and money market accounts decreased $11.1 million, or 6.0%, from December 31, 2009 to June 30, 2010. These decreases were offset by increases in noninterest-bearing demand accounts of $14.8 million, or 26.0%, and in NOW accounts of $14.3 million, or 34.6%, as well as by increases in savings and club accounts of $2.6 million, or 5.1%, from December 31, 2009 to June 30, 2010. The decrease in certificates of deposits relates primarily to customer redemptions of certificates of deposit obtained during a pricing promotion offered in the first quarter of 2009 as the promotional rates were not offered upon renewal.  The decrease in money market deposits was primarily due to the Bank reducing its rates on money market deposits during the second quarter of 2010. The increase in noninterest bearing demand accounts was primarily due to deposits obtained from new commercial borrowing relationships.  The increase in NOW accounts relates to a $14.0 million deposit made by one customer at the end of June 2010, which is expected to be withdrawn during the third quarter of 2010. Federal Home Loan Bank advances decreased $12.2 million, or 8.9%, from $137.2 million at December 31, 2009 to $125.0 million at June 30, 2010 due to one maturity of $10.0 million as well as principal amortization on one advance totaling $2.2 million.

Stockholders’ equity increased $82.7 million to $206.4 million at June 30, 2010 compared to $123.6 million at December 31, 2009 primarily due to the proceeds from the conversion and stock offering, $3.1 million increase in other comprehensive income and $1.2 million in net income.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2010 and 2009

General. Net income increased $310,000, or 104.0%, to $608,000 for the three months ended June 30, 2010 compared to $298,000 for the three months ended June 30, 2009, primarily due to a $1.2 million increase in net interest income and a $290,000 decrease in noninterest expense, offset by a $508,000 increase in provision for loan losses, a $565,000 decrease in noninterest income, and a $156,000 increase in income tax expense.  Noninterest expense for the three months ended June 30, 2009 included a special one-time assessment by the Federal Deposit Insurance Corporation of $536,000. The decrease in noninterest income was primarily related to the gain on sale of securities of $588,000 in the second quarter of 2009, offset by an other-than-temporary impairment loss recognized on a private label residential mortgage related security in the amount of $157,000.  The Bank also increased the valuation allowance on mortgage servicing rights by $67,000 during the three months ended June 30, 2010 as compared to a reduction in the amount of $99,000 during the three months ended June 30, 2009.

Net income increased $260,000, or 28.9%, to $1.2 million for the six months ended June 30, 2010 compared to $899,000 for the six months ended June 30, 2009, primarily due to an increase in net interest income of $1.9 million and a decrease of $61,000 in noninterest expense offset by an increase in the provision for loan losses of $1.0 million, a decrease in noninterest income of $509,000 and an increase in income tax expense of $173,000. Noninterest expense for the six months ended June 30, 2009 included a special one-time assessment by the Federal Deposit Insurance Corporation of $536,000. The decrease in noninterest income of $509,000 was primarily the result of a gain on the sale of securities of $588,000 in the second quarter of 2009, offset by an other-than-temporary impairment loss recognized on a private label residential mortgage related security in the amount of $157,000.  The Bank also increased the valuation allowance on mortgage servicing rights by $65,000 during the six months ended June 30, 2010 as compared to a reduction in the amount of $75,000 during the six months ended June 30, 2009.

Net Interest Income. Net interest income increased $1.2 million, or 23.0%, to $6.7 million for the three months ended June 30, 2010 compared the same period in 2009 primarily due to a decrease in total interest expense of $1.6 million offset by a $389,000 decrease in total interest income. The decrease in total interest expense was primarily due to a decrease in the average cost on interest bearing-liabilities from 3.08% to 2.43% and, to a lesser extent, a decrease in average total interest bearing-liabilities of $12.2 million. The decrease in the average cost on interest bearing-liabilities was primarily due to a reduction in overall interest rates from 2009 to 2010 as well as a reduction in the cost of interest-bearing deposits from 2.96% to 2.16% due to maturities of higher rate certificates of deposits and reduced rates on other deposit products.  The decrease in total interest income was primarily due to a decrease in the average yield of interest-earning assets from 4.60% to 4.44% due to a reduction in overall interest rates from 2009 to 2010 which primarily reduced yields on the Bank’s interest-earning demand deposits, mortgage related securities and other investment securities.  The yield on the Bank’s loan portfolio decreased from 5.58% to 5.52%.

Net interest income increased $1.9 million, or 16.8%, to $13.1 million for the six months ended June 30, 2010 compared the same period in 2009 primarily due to a decrease in total interest expense of $1.6 million and an increase in total interest income of $331,000. The decrease in total interest expense was primarily due to a decrease in the average cost on interest bearing-liabilities from 3.11% to 2.51%, offset by an increase in average total interest bearing-liabilities of $84.1 million. The decrease in the average cost on interest bearing-liabilities was primarily due to a reduction in overall interest rates from 2009 to 2010 as well as a reduction in the cost of interest-bearing deposits from 2.98% to 2.26% due to maturities of higher rate certificates of deposits and reduced rates on other deposit products.  The increase in average total interest bearing-liabilities was primarily due to a $102.5 million increase in interest-bearing deposits due to deposit promotions in the six months ended June 30, 2009. The increase in total interest income was primarily due to an increase in average interest-earning assets of $93.4 million offset by a decrease in the average yield of interest-earning assets from 4.83% to 4.47%.  The increase in average interest-earning assets was primarily due to an increase in the average balance of mortgage related securities of $72.7 million and loans of $38.3 million. The decrease in average yield of interest-earning assets was due to a reduction in overall interest rates from 2009 to 2010, which primarily reduced yields on the Bank’s interest-earning demand deposits, mortgage related securities and other investment securities.  The yield on the Bank’s loan portfolio decreased from 5.58% to 5.50%.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2010 and 2009. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended June 30,						Six Months Ended June 30,
	2010			2009			2010			2009
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)						(Dollars in thousands)

Interest-earning demand deposits	$68,782	$64	0.37%	$38,200	$135	1.41%	$64,692	$163	0.51%	$25,028	$136	1.09%
Money market funds	—	—	0.00%	68,233	122	0.72%	—	—	0.00%	43,208	160	0.75%
Mortgage-related securities	363,683	3,135	3.45%	343,755	3,505	4.08%	379,380	6,747	3.56%	306,639	6,760	4.41%
Taxable securities	23,892	96	1.62%	31,910	261	3.27%	22,318	173	1.55%	26,865	386	2.88%
Nontaxable securities	8,477	84	3.97%	13,183	140	4.25%	8,704	173	3.99%	13,860	283	4.08%
Loans (1):
Residential loans	266,570	3,506	5.26%	266,852	3,695	5.54%	267,719	7,087	5.29%	264,309	7,428	5.62%
Commercial loans	327,047	4,677	5.66%	282,722	4,004	5.60%	316,389	8,862	5.57%	273,038	7,598	5.53%
Consumer loans	65,361	970	5.94%	74,922	1,059	5.66%	66,662	1,986	5.96%	75,119	2,109	5.62%
Total Loans	658,978	9,153	5.52%	624,496	8,758	5.58%	650,770	17,935	5.50%	612,466	17,135	5.58%
Allowance for loan losses	(11,058)			(6,704)			(10,954)			(6,530)
Net loans	647,920	9,153		617,792	8,758		639,816	17,935		605,936	17,135
Total interest-earning assets	1,112,754	$12,532	4.44%	1,113,073	$12,921	4.60%	1,114,910	$25,191	4.47%	1,021,536	$24,860	4.83%
	50,614			37,500			47,231			36,883
Total assets	$1,163,368			$1,150,573			$1,162,141			$1,058,419

NOW and money market deposit accounts	$223,518	$448	0.80%	$176,115	$850	1.94%	$221,076	$974	0.89%	$158,421	$1,479	1.88%
Savings accounts	56,138	11	0.08%	51,340	19	0.15%	54,124	30	0.11%	51,792	51	0.20%
Certificates of deposit	502,658	3,760	3.00%	547,791	4,850	3.55%	511,214	7,793	3.07%	473,745	8,568	3.65%
Total interest-bearing deposits	782,314	4,219	2.16%	775,246	5,719	2.96%	786,414	8,797	2.26%	683,958	10,098	2.98%
FHLB advances	125,675	1,191	3.75%	144,945	1,329	3.63%	127,888	2,408	3.75%	145,734	2,659	3.63%
Other borrowed funds	50,000	432	3.42%	50,000	432	3.42%	50,000	859	3.42%	50,497	861	3.39%
Total borrowings	175,675	1,623	3.66%	194,945	1,761	3.57%	177,888	3,267	3.65%	196,231	3,520	3.57%
Total interest-bearing liabilities	957,989	5,842	2.43%	970,191	7,480	3.08%	964,302	12,064	2.51%	880,189	13,618	3.11%
Noninterest-bearing deposits	68,519			47,588			64,265			47,269
Other noninterest-bearing liabilities	8,592			8,547			6,834			7,683
Total liabilities	1,035,100			1,026,326			1,035,401			935,141
Retained earnings	120,334			121,042			119,063			121,203
Accumulated comprehensive income	7,934			3,205			7,677			2,075
Total stockholder’s equity	128,268			124,247			126,740			123,278
Total liabilities and stockholders’ equity	$1,163,368			$1,150,573			$1,162,141			$1,058,419

Net interest income		$6,690			$5,441			$13,127			$11,242
Interest rate spread			2.01%			1.52%			1.95%			1.70%
Net interest margin			2.37%			1.93%			2.31%			2.17%
Average interest-earning assets to average interest-bearing liabilities			116.16%			114.73%			115.62%			116.06%

(1) Nonperforming loans are included in average balance computations

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by current volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
	Compared to			Compared to
	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$(179)	$108	$(71)	$(188)	$215	$27
Money market funds	—	(122)	(122)	—	(160)	(160)
Mortgage related securities	(572)	202	(370)	(1,616)	1,603	(13)
Taxable securities	(99)	(66)	(165)	(148)	(65)	(213)
Nontaxable securities	(6)	(50)	(56)	(4)	(106)	(110)
Loans:
Residential loans	(186)	(3)	(189)	(437)	96	(341)
Commercial loans	45	628	673	57	1,207	1,264
Consumer loans	46	(135)	(89)	114	(237)	(123)
Total loans	(95)	490	395	(266)	1,066	800
Total interest-earning assets	(951)	562	(389)	(2,222)	2,553	331

Interest Expense:
NOW and money market deposits	(631)	229	(402)	(1,090)	585	(505)
Savings accounts	(10)	2	(8)	(24)	3	(21)
Certificates of deposit	(690)	(400)	(1,090)	(1,452)	677	(775)
Total interest-bearing deposits	(1,331)	(169)	(1,500)	(2,566)	1,265	(1,301)

FHLB advances	39	(177)	(138)	75	(326)	(251)
Other borrowed funds	—	—	—	7	(9)	(2)
Total borrowings	39	(177)	(138)	82	(335)	(253)
Total interest-bearing liabilities	(1,292)	(346)	(1,638)	(2,484)	930	(1,554)

Net change in net interest income	$341	$908	$1,249	$262	$1,623	$1,885

Provision for Loan Losses. The Company recorded a provision for loan losses of $1.1 million and $2.0 million for the three and six months ended June 30, 2010, respectively, compared to $567,000 and $962,000 for the three and six months ended June 30, 2009, respectively.  The increase in the provision for the 2010 periods was a result of increased levels of classified loans, downgrades within the commercial loan portfolio, additional provisions for the residential mortgage loan portfolio, primarily due to an increase in nonperforming loans, and growth in the commercial real estate and commercial and industrial loan portfolios.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated. Troubled debt restructurings totaled $1.0 million related to one residential mortgage as of June 30, 2010 and $1.2 million related to three residential mortgage loans as of December 31, 2009, respectively.

	At June 30,	At December 31,
	2010	2009
	(Dollars in thousands)

Nonperforming loans:
One- to four-family real estate	$8,597	$7,740
Multi-family and commercial real estate	6,156	4,738
Construction	12,121	15,739
Consumer	541	612
Commercial and industrial	313	250
Total	27,728	29,079

Accruing loans past due 90 days or more:
Multi-family and commercial real estate	—	601
Total	—	601
Total of nonperforming loans and accruing loans 90
days or more past due	$27,728	$29,680

Assets acquired through foreclosure	4,276	4,052
Total nonperforming assets	$32,004	$33,732

Total nonperforming loans and accruing loans past due
90 days or more to total loans	4.13%	4.62%
Total nonperforming loans to total assets	2.23	2.53
Total nonperforming assets to total assets	2.57	2.87

The following tables set forth our nonperforming loans by state (based on borrowers’ residence) at June 30, 2010 and December 31, 2009:

June 30, 2010

	One- to four- family real estate		Multi family and commercial real estate		Construction		Consumer		Commercial and Industrial		Total
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
Pennsylvania	7	$1,155	1	$2,164	2	$1,229	1	$7	1	$313	12	$4,868
New Jersey	7	7,442	4	3,992	2	9,108	4	534	0	—	17	21,076
Delaware	—	—	—	—	1	1,784	—	—	—	—	1	1,784
Total	14	$8,597	5	$6,156	5	$12,121	5	$541	1	$313	30	$27,728

December 31, 2009

	One-to four- family real estate		Multi family and commercial real estate		Construction		Consumer		Commercial And industrial		Total
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
Pennsylvania	4	$713	2	$601	2	$1,894	2	$173	—	$—	10	$3,381
New Jersey	6	7,027	5	4,738	3	12,061	3	439	1	250	18	24,515
Delaware	—	—	—	—	1	1,784	—	—	—	—	1	1,784
Total	10	$7,740	7	$5,339	6	$15,739	5	$612	1	$250	29	$29,680

Nonperforming assets decreased $1.7 million to $32.0 million at June 30, 2010 from $33.7 million at December 31, 2009. Significant changes in nonperforming assets are as follows:

•                  A reduction in construction loans of $3.6 million due to a sale of property at a residential housing development with net proceeds of $1.3 million, sales of townhomes with net proceeds of $743,000, and the reclassification of one loan to assets acquired through foreclosure in the amount of $889,000 after a charge-off of $675,000;

•                  An increase in multi-family and commercial real estate loans of $817,000 primarily due to a loan in the amount of $2.2 million secured by a commercial business located in Philadelphia County, Pennsylvania offset by the paydown of a $1.3 million loan due to the sale of two underling properties;

•                  An increase in one- to four-family real estate loans of $857,000 due to four additional one- to four-family real estate loans becoming nonperforming; and

•                  An increase in assets acquired through foreclosure of  $224,000 primarily due to the reclassification of the previously mentioned $889,000 construction loan and the addition of one $168,000 residential mortgage to this category, offset by a paydown of $564,000 related to the sale of condominiums and a paydown of $216,000 related to sale of residential home lots.

At June 30, 2010, nonperforming assets were comprised of the following:

•                  Five construction loans for residential developments, the largest of which was a $5.8 million loan collateralized by a residential housing development in Cape May County, New Jersey. The four other nonperforming construction loans totaled $6.3 million at June 30, 2010 and are collateralized by a condominium project located in Atlantic County, New Jersey, land associated with an apartment complex development located in Sussex County, Delaware, a townhome project and a single family residential development both located in Montgomery County, Pennsylvania.

•                  Five multi-family and commercial real estate loans, the largest of which was a $2.6 million loan secured by a self-storage facility located in Burlington County, New Jersey.

•                  One commercial and industrial loan located in Philadelphia County, Pennsylvania.

•                  Fourteen one-to four-family real estate loans, the largest of which is a $4.3 million loan secured by a residential home located in Somerset County, New Jersey.

•                  Five consumer loans, each of which is secured by a second or third mortgage position.

•                  Four properties in assets acquired through foreclosure, consisting of a single family residential development located in Atlantic County, New Jersey with a book value of $2.1 million, a condominium project located in Philadelphia County, Pennsylvania with a book value of $1.1 million , a residential home located in Atlantic County, New Jersey with a book value of $869,000 and a single family residential home located in Bucks County, Pennsylvania with a book value of $168,000.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of a specific allowance on impaired loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the losses on entire portfolio.

Our allowance for loan losses was $11.7 million, which represented 1.74% of total loans and 42.1% of nonperforming loans at June 30, 2010, compared to our allowance for loan losses of $10.6 million, which represented 1.65% of total loans and 35.7% of nonperforming loans at December 31, 2009.

Impaired loans requiring an allowance for loan losses increased to $26.6 million at June 30, 2010 compared to $26.2 million at December 31, 2009. Our specific allowance for loan losses for impaired loans was $4.3 million and a general valuation allowance for the loan portfolio was $7.4 million at June 30, 2010; compared to a specific allowance for loan losses for impaired loans of $4.3 million and a general valuation allowance for the loan portfolio of $6.3 million at December 31, 2009.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30, 2010		At December 31, 2009
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(In thousands)
One- to four-family real estate	$1,373	$—	$678	$—
Multi-family and commercial real estate	1,312	—	198	2,303
Construction real estate	2,147	—	—	—
Consumer:
Home equity loans and lines of credit	338	10	393	3
Other	3	—	—	—

Total	$5,173	$10	$1,269	$2,306

Total delinquent loans increased to $5.2 million at June 30, 2010 compared to $3.6 million at December 31, 2009.  Of the $5.2 million in delinquent loans at June 30, 2010, $2.1 million relates to a loan that became current in July of 2010.

Noninterest Income. The following table summarizes noninterest income for the three and six months ended June 30, 2010, and 2009.

	Three Months				Six Months
	Ended June 30,		$	%	Ended June 30,		$	%
	2010	2009	Change	Change	2010	2009	Change	Change
	(Dollars in thousands)

Service charges and other fee income	$246	$310	$(64)	(20.6)%	$499	$480	$19	4.0%

Net gain on sale of loans	—	—	—	—	—	3	(3)	(100.0)

Income on bank-owned life insurance	118	112	6	5.4	233	221	12	5.4

Other	70	146	(76)	(52.1)	105	211	(106)	(50.2)

Total other-than-temporary impairment loss	—	(605)	605	(100.0)	—	(605)	605	(100.0)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	448	(448)	(100.0)	—	448	(448)	(100.0)

Net other-than-temporary impairment loss	—	(157)	157	(100.0)	—	(157)	157	(100.0)

Net gains on sale of investment securities	—	588	(588)	(100.0)	—	588	(588)	(100.0)

Net investment securities gains	—	431	(431)	(100.0)	—	431	(431)	(100.0)

Total Noninterest Income	$434	$999	$(565)	(56.6)%	$837	$1,346	$(509)	(37.8)%

The decrease in noninterest income was primarily a result of a decrease in net investment securities gains of $431,000, in both periods, as the Bank recognized a gain of $588,000 on the sale of securities during the second quarter of 2009 offset by an other-than-temporary credit impairment loss recognized on a private label residential mortgage related security in the amount of $157,000, which did not occur in 2010.

Service charges and other fee income decreased $64,000 during the three months ended June 30, 2010 compared to the same period in 2009. This decrease was a result of a $118,000 decrease in loan fee income and a $54,000 increase in retail fee income. The decrease in loan fee income was due to: (1) a $145,000 decrease in net loan servicing income, which included an increase in the valuation allowance on Fox Chase Bank’s mortgage servicing rights of $67,000 in the quarter ended June 30, 2010, compared to a decrease in this valuation allowance of $99,000 in the quarter ended June 30, 2009, resulting in a net $166,000 decrease; and (2) an increase of $27,000 in other loan fee income, which was related to an increase in unused line of credit fees on commercial and industrial loans and fees on commercial loan accounts. The increase in retail fee income was the result of increased ATM fees based on higher usage and an increase in cash management fees as the number of such accounts continued to grow. Other income decreased $76,000 primarily as a result of a decrease of $92,000 of income earned on Fox Chase Bank’s investment in Philadelphia Mortgage Advisors, Inc., due to lower volume of mortgage loans sold during the quarter ended June 30, 2010, offset by a $14,000 increase in merchant processing fees.

Service charges and other fee income increased $19,000 during the six months ended June 30, 2010 compared to the same period in 2010.  This increase was a result of an $87,000 increase in retail fee income offset by a $68,000 decrease in loan fee income. The decrease in loan fee income was due to: (1) a $122,000 decrease in net loan servicing income, which included an increase in the valuation allowance on Fox Chase Bank’s mortgage servicing rights of $65,000 in the six months ended June 30, 2010, compared to a decrease in this valuation allowance of $75,000 in the six months ended June 30, 2009, resulting in a net $140,000 decrease; and (2) an increase of $54,000 in other loan fee income, which was related to an increase in unused line of credit fees on commercial and industrial loans and fees on commercial loan accounts. The increase in retail fee income was the result of increased ATM fees based on higher usage and an increase in cash management fees as the number of such accounts continued to grow. Other income decreased $106,000 primarily as a result of a decrease of $134,000 of income earned on Fox Chase Bank’s investment in Philadelphia Mortgage Advisors, Inc., due to lower volume of mortgage loans sold during the six months ended June 30, 2010, offset by a $25,000 increase in merchant processing fees.

Noninterest Expense. The following table summarizes noninterest expense for the three and six months ended June 30, 2010 and 2009.

	Three Months				Six Months
	Ended June 30,		$	%	Ended June 30,		$	%
	2010	2009	Change	Change	2010	2009	Change	Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$2,963	$2,915	$48	1.6%	$5,946	$5,765	$181	3.1%
Occupancy expense	440	438	2	0.5	939	933	6	0.6
Furniture and equipment expense	144	180	(36)	(20.0)	287	401	(114)	(28.4)
Data processing costs	393	377	16	4.2	762	762	—	—
Professional fees	355	298	57	19.1	617	564	53	9.4
Marketing expense	95	86	9	10.5	166	170	(4)	(2.4)
FDIC premiums	401	831	(430)	(51.7)	773	1,072	(299)	(27.9)
Other	411	367	44	12.0	892	776	116	14.9
Total Noninterest Expense	$5,202	$5,492	$(290)	(5.3)%	$10,382	$10,443	$(61)	(0.6)%

The decrease in noninterest expense was primarily a result of a decrease in FDIC insurance premiums due to a one-time FDIC special assessment of $536,000 incurred in the second quarter of 2009, offset by an increased assessment rate as well as an increase in average deposits. Furniture and equipment expense decreased primarily as a result of certain fixed assets becoming fully depreciated in 2009. These decreases were offset by (1) an increase in salaries, benefits and other compensation primarily a result of the hiring of the middle market team of lenders in June 2009; (2) an increase in professional fees due to increased legal costs associated with the increase in nonperforming assets; and (3) an increase in other expense, which includes expenses related to the increase in assets acquired through foreclosure and an increase in losses on checking accounts.

Income Taxes. The income tax provision for the three and six months ended June 30, 2010 was $239,000 and $457,000, respectively, compared to $83,000 and $284,000 for the three and six months ended June 30, 2009, respectively.   The Company’s effective income tax rate was 28.2% and 28.3% for the three and six months ended June 30, 2010, respectively, compared to 21.8% and 24.0% for the three and six months ended June 30, 2009, respectively.  These rates primarily reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and securities repayments, maturities and sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loans and securities prepayments and sales are greatly influenced by general interest rates, economic conditions and competition.

The following table presents certain of our contractual obligations as of June 30, 2010 and December 31, 2009.

		Payments Due by Period
			One to
		Less Than	Three	Three to	More Than
Contractual Obligations	Total	One Year	Years	Five Years	Five Years
	(In thousands)
At June 30, 2010
Operating lease obligations (1)	$979	$472	$507	$—	$—
FHLB advances and other borrowings (2)	206,502	10,865	49,000	48,581	98,056
Other long-term obligations (3)	5,939	1,919	3,243	777	—
Total	$213,420	$13,256	$52,750	$49,358	$98,056

At December 31, 2009
Operating lease obligations (1)	$1,229	$494	$735	$—	$—
FHLB advances and other borrowings (2)	221,937	20,890	49,737	51,348	99,962
Other long-term obligations (3)	6,046	1,684	2,981	1,381	—
Total	$229,212	$23,068	$53,453	$52,729	$99,962

(1)          Represents lease obligations for operations center, one loan production office and equipment.

(2)          Includes principal and projected interest payments.

(3)          Represents obligations to the Company’s third party data processing provider and other vendors.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) cash flows on our investments; (4) yields available on interest-earning deposits and securities; and (5) the objectives of our asset/liability management policy. We use a variety of measures to assess our liquidity needs, which are provided to our Asset/Liability Management Committee on a regular basis.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $157.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $372.5 million at June 30, 2010. In addition, at March 31, 2010, the latest date available, we had the ability to borrow a total of approximately $235.4 million from the FHLB.  As of June 30, 2010, the Bank also had a maximum borrowing capacity of $23.9 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  On June 30, 2010, we had $125.1 million of borrowings outstanding with the FHLB as well as $50.0 million of borrowings outstanding with another financial institution.

At June 30, 2010, we had $146.3 million in loan commitments outstanding, which consisted of $3.8 million of mortgage loan commitments, $22.6 million in home equity and consumer loan commitments, $118.9 million in commercial loan commitments and $955,000 in standby letters of credit.

Certificates of deposit due within one year of June 30, 2010 totaled $300.2 million, representing 59.8% of certificates of deposit at June 30, 2010, a decrease from 64.7% at December 31, 2009. As a result of a pricing promotion in March 2009, $131.4 million of our total certificates of deposit mature in the third quarter of 2010. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment as well as the successful efforts of the March 2009 promotion. We are implementing marketing and pricing strategies, which we believe will help us retain a portion of these maturities. If these maturing deposits do not remain with us, we will be required to either allow our cash balance to decrease or seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011.

Our primary investing activities are the origination of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts, FHLB advances and other borrowed funds.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated and does not include loans originated and held for sale.

	Six Months
	Ended	Year Ended
	June 30, 2010	December 31, 2009
	(In thousands)
Investing activities:
Loan originations	$(75,949)	$(211,062)
Other decreases in loans	55,376	155,765
Purchase of loans and loan participations	(11,423)	(127)
Security purchases	(28,071)	(313,473)
Security sales	—	77,531
Security maturities, calls and principal repayments	80,375	117,024
Financing activities:
Changes in deposits	(1,641)	249,805
Net decrease in FHLB advances	(12,164)	(9,214)
Purchase of treasury stock	—	(4,521)
Merger of Fox Chase MHC	107	—
Net Proceeds from common stock offering	81,155	—
Purchase of common stock for ESOP	(3,485)	—

Bancorp is a separate entity from the Bank and must provide for its own liquidity. As of June 30, 2010, the Bancorp had $42.5 million in cash and cash equivalents compared to $12.4 million as of December 31, 2009.  The increase in cash and cash equivalents was a result of the proceeds received from Bancorp’s public offering in connection with the Bank’s mutual-to-stock conversion completed in June 2010.  During the six months ended June 30, 2010, the Bancorp contributed $48.5 million to the Bank in the form of a capital contribution, of which $7.5 million was contributed in the quarter ended March 31, 2010, and $41.0 million was contributed in the quarter ended June 30, 2010.  In addition to its operating expenses, Bancorp may utilize its cash position for the payment of dividends to stockholders or to repurchase common stock.  Through June 30, 2010, no dividends have been paid. Substantially all of Bancorp’s cash and cash equivalents were obtained from proceeds it received in connection with the Bank’s mutual-to-stock conversion completed in June 2010.  Bancorp can receive dividends from the Bank.  Payment of such dividends to Bancorp by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. Bancorp believes that such restriction will not have an impact on the Bancorp’s ability to meet its ongoing cash obligations.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” by the OTS as of June 30, 2010 and December 31, 2009:

	Ratio	Minimum to be Well Capitalized

June 30, 2010:
Total risk-based capital (to risk-weighted assets)	23.14%	≥10.0%
Tier 1 capital (to risk-weighted assets)	21.89%	≥ 6.0%
Tier 1 capital (to adjusted assets)	11.89%	≥ 5.0%

December 31, 2009:
Total risk-based capital (to risk-weighted assets)	16.57%	≥10.0%
Tier 1 capital (to risk-weighted assets)	15.41%	≥ 6.0%
Tier 1 capital (to adjusted assets)	8.51%	≥ 5.0%

Total stockholders’ equity to total assets was 16.60% at June 30, 2010 and 10.53% at December 31, 2009.  As a result the mutual-to-stock conversion completed in June 2010, the Company has significant capital. The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will likely continue to have an adverse impact on our return on equity.  The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with US generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.

For the period ended June 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2010, there has not been any material change to the market risk disclosure from that contained in Old Fox Chase Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009 and our Prospectus filed pursuant to Rule 424(b) (3) of the Securities Act of 1933 as amended, on May 24, 2010.

Item 4T. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Fox Chase Bank that could be leveraged to support additional growth.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on May 24, 2010, which could materially affect our business, financial condition or future results.  As of June 30, 2010, the risk factors of the Company have not changed materially from those reported in the Prospectus, except as discussed above.  The risks described in our Prospectus are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                    Not applicable.

(b)           On June 29, 2010, the Company completed its stock offering in connection with the second step conversion of Fox Chase MHC. As part of the conversion, the Company succeeded Fox Chase Bancorp, Inc. as the stock holding company of the Bank and Fox Chase Bancorp, Inc. and Fox Chase MHC ceased to exist.  In the stock offering, a total of 8,712,500 shares with an aggregate offering price of $87,125,000, representing Fox Chase MHC’s ownership interest in Fox Chase Bancorp, Inc. were sold by the Company in a subscription offering, community offering and syndicated offering.  Pursuant to a registration statement on Form S-1 (No. 333-165416), which was declared effective by the Securities and Exchange Commission on May 14, 2010, $226,387,240 of securities were registered, of which a maximum of 13,555,625 shares with an aggregate offering price of $135,556,250 were offered for a purchase price of $10.00 per share, and a maximum of 9,083,099 shares could be issued in exchange for shares of Fox Chase Bancorp, Inc. common stock.  The offering was commenced on May 24, 2010 and completed on June 29, 2010. In addition, each share of Fox Chase Bancorp, Inc. common stock that was outstanding as of June 29, 2010 was exchanged for 1.0692 shares of Company common stock or an aggregate of 5,834,673 shares were issued in exchange (cash was issued in lieu of fractional shares).

Stifel, Nicolaus & Company, Incorporated (“Stifel”) was engaged to assist in the marketing of the common stock. For their services, Stifel received a fee of 1.0% of the aggregate dollar amount of the common stock sold in the subscription and community offerings, excluding shares sold to the employee stock ownership plan and to officers, employees and directors and their immediate families.  Stifel served as sole book-running manager and Janney Montgomery Scott LLC and Sterne, Agee & Leach, Inc. served as co-managers of the syndicated community offering. Stifel, as sole book-running manager, received an aggregate management fee of 1% of the aggregate dollar amount of the common stock sold in the syndicated community offering.  The total fees paid to our agents and other FINRA member firms in the syndicated community offering were 5.5% of the aggregate dollar amount of the common stock sold in the syndicated community offering.

Stifel also was engaged to act as our records management agent in connection with the offering.  For these services, Stifel received a fee of $15,000.

Expenses related to the offering are estimated to be approximately $6.0 million, including the expenses paid to Stifel, Janney Montgomery Scott LLC and Sterne, Agee & Leach, Inc. described above, none of which were paid to officers or directors of the Company or the Bank or associates of such persons.  No underwriting discounts, commissions or finders fees were paid in connection with the offering.  Net proceeds of the offering, prior to funding the ESOP as discussed in the next paragraph, are estimated to be approximately $81.3 million.  As a result of completion of the offering, 14,547,173 shares of Company common stock were outstanding as of June 29, 2010.

Of the net proceeds of the stock offering, $41.0 million were contributed to the Bank.  Additionally, $3.5 million, an amount necessary to allow the ESOP to purchase 348,500 shares of Company common stock at $10.00 per share, was loaned to the ESOP. All further proceeds were retained at the holding company level for future capital needs.

Initially, both the Company and the Bank have invested the net proceeds from the stock offering in short-term investments until these proceeds can be deployed for other purposes.

(c)           Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.0	Plan of Conversion and Reorganization, as amended and restated (1)
3.1	Charter of Fox Chase Bancorp, Inc. (1)
3.2	Bylaws of Fox Chase Bancorp, Inc. (1)
4.1	Stock Certificate of Fox Chase Bancorp, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)           Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 as initially filed with the Securities and Exchange Commission on March 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated: August 6, 2010	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: August 6, 2010	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)