Form 10-Q
period 2010-09-30
Fox Chase Bancorp Inc
filed 2010-11-08
CIK 1485176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 4, 2010, there were 14,547,173 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC.

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$182	$44
Interest-earning demand deposits in other banks	77,814	65,374
Total cash and cash equivalents	77,996	65,418
Investment securities available-for-sale	33,406	19,548
Mortgage related securities available-for-sale	307,805	402,919
Loans, net of allowance for loan losses of $11,311 at September 30, 2010 and $10,605 at December 31, 2009	655,428	631,296
Assets acquired through foreclosure	3,786	4,052
Federal Home Loan Bank stock, at cost	10,435	10,435
Bank-owned life insurance	13,019	12,667
Premises and equipment	10,817	11,137
Real estate held for investment	1,730	1,730
Accrued interest receivable	4,454	4,467
Mortgage servicing rights, net	465	683
Deferred tax asset, net	1,117	1,467
Other assets	10,458	7,999
Total Assets	$1,130,916	$1,173,818
LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
Deposits	$738,834	$858,277
Federal Home Loan Bank advances	123,905	137,165
Other borrowed funds	50,000	50,000
Advances from borrowers for taxes and insurance	1,108	2,119
Accrued interest payable	598	696
Accrued expenses and other liabilities	11,419	1,927
Total Liabilities	925,864	1,050,184
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at September 30, 2010 and December 31, 2009)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 14,547,173 shares issued and outstanding at September 30, 2010 and 35,000,000 shares authorized, 14,679,750 shares issued and 13,609,187 shares outstanding at December 31, 2009)	145	147
Additional paid-in capital	133,725	64,016
Treasury stock, at cost (0 shares at September 30, 2010 and 1,070,563 shares at December 31, 2009)	—	(11,814)
Common stock acquired by benefit plans	(9,441)	(6,862)
Retained earnings	73,415	71,604
Accumulated other comprehensive income, net	7,208	6,543
Total Stockholders’ Equity	205,052	123,634
Total Liabilities and Stockholders’ Equity	$1,130,916	$1,173,818

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$9,382	$8,698	$27,317	$25,833
Interest on money market funds	—	23	—	183
Interest on mortgage related securities available-for-sale	2,691	3,975	9,438	10,735
Interest on investment securities available-for-sale
Taxable	142	238	315	623
Nontaxable	84	107	257	390
Dividend income	—	—	—	1
Other interest income	86	290	249	426
Total Interest Income	12,385	13,331	37,576	38,191
INTEREST EXPENSE
Deposits	3,734	5,478	12,531	15,576
Federal Home Loan Bank advances	1,194	1,333	3,602	3,992
Other borrowed funds	437	437	1,296	1,298
Total Interest Expense	5,365	7,248	17,429	20,866
Net Interest Income	7,020	6,083	20,147	17,325
Provision for loan losses	2,889	1,450	4,855	2,412
Net Interest Income after Provision for Loan Losses	4,131	4,633	15,292	14,913
NONINTEREST INCOME
Service charges and other fee income	243	192	742	672
Net gain on sale of premises and equipment	6	—	6	—
Net gain on sale of loans	—	—	—	3
Income on bank-owned life insurance	119	115	352	336
Other	62	58	167	269

Total other-than-temporary impairment loss	—	—	—	(605)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	448
Net other-than-temporary impairment loss	—	—	—	(157)
Net gains on sale of investment securities	1,963	958	1,963	1,546
Net investment securities gains	1,963	958	1,963	1,389

Total Noninterest Income	2,393	1,323	3,230	2,669
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,070	3,198	9,016	8,963
Occupancy expense	455	441	1,394	1,374
Furniture and equipment expense	140	170	427	571
Data processing costs	372	384	1,134	1,146
Professional fees	307	267	924	831
Marketing expense	75	72	241	242
FDIC premiums	343	343	1,116	1,415
Other	796	379	1,688	1,155
Total Noninterest Expense	5,558	5,254	15,940	15,697
Income Before Income Taxes	966	702	2,582	1,885
Income tax provision	274	189	731	473
Net Income	$692	$513	$1,851	$1,412
Earnings per share:
Basic	$0.05	$0.04	$0.13	$0.10
Diluted	$0.05	$0.04	$0.13	$0.10

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2010 and 2009

(In Thousands, Unaudited)

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income	Equity

BALANCE - DECEMBER 31, 2008	$147	$63,516	$(7,293)	$(7,819)	$72,664	$5	$121,220
Purchase of treasury stock, net			(3,819)				(3,819)
Stock based compensation expense		731					731
Issuance of stock for vested equity awards		(542)		574	(32)		—
Unallocated ESOP shares committed to employees		(7)		288			281
Shares allocated in long-term incentive plan		67					67
Net income					1,412		1,412
Other comprehensive income						7,043	7,043

BALANCE - SEPTEMBER 30, 2009	$147	$63,765	$(11,112)	$(6,957)	$74,044	$7,048	$126,935

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity

BALANCE - DECEMBER 31, 2009	$147	$64,016	$(11,814)	$(6,862)	$71,604	$6,543	$123,634
Stock based compensation expense		690					690
Issuance of stock for vested equity awards		(518)		558	(40)		—
Unallocated ESOP shares committed to employees		6		348			354
Shares allocated in long-term incentive plan		67					67
Forfeited shares transferred to treasury stock		30	(30)				—
Corporate Reorganization:
Merger of Fox Chase Mutual Holding Company	(81)	188					107
Treasury stock retired	(11)	(11,833)	11,844				—
Exchange of common stock	(55)	55					—
Proceeds from stock offering, net of offering expenses	145	81,024					81,169
Purchase of common stock by ESOP				(3,485)			(3,485)
Net income					1,851		1,851
Other comprehensive income						665	665
BALANCE - SEPTEMBER 30, 2010	$145	$133,725	$—	$(9,441)	$73,415	$7,208	$205,052

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,851	$1,412
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,855	2,412
Valuation adjustment on assets acquired through foreclosure	379	—
Depreciation	530	642
Net amortization of securities premiums and discounts	3,608	1,952
Benefit for deferred income taxes	(117)	(766)
Stock benefit plans	1,111	1,079
Origination of loans held for sale	—	(585)
Proceeds from sales of loans held for sale	—	416
Net gain on sales of loans and loans held for sale	—	(3)
Net gain on sale of premises and equipment	(6)	—
Net gain on sales of securities	(1,963)	(1,546)
Other-than-temporary impairment loss on investments	—	157
Earnings on investment in bank-owned life insurance	(352)	(336)
Decrease in mortgage servicing rights	218	92
Increase in accrued interest receivable and other assets	(1,069)	(1,957)
Increase in accrued interest payable, accrued expenses and other liabilities	9,394	534
Net Cash Provided by Operating Activities	18,439	3,503

Cash Flows from Investing Activities
Equity investment in unconsolidated entity	—	(630)
Investment securities - available for sale:
Purchases	(19,786)	(19,184)
Proceeds from sales	—	6,373
Proceeds from maturities, calls and principal repayments	6,282	9,705
Mortgage related securities — available for sale:
Purchases	(46,229)	(254,251)
Proceeds from sales	36,480	41,487
Proceeds from maturities, calls and principal repayments	103,615	74,545
Net increase in loans	(7,446)	(50,058)
Purchases of loans and loan participations	(23,735)	(127)
Net increase in Federal Home Loan Bank stock	—	(728)
Increase in other investments	—	—
Deposit on real estate held for investment	—	77
Purchases of premises and equipment	(204)	(205)
Proceeds from sales of assets acquired through foreclosure	1,085	—
Net Cash Provided (Used) by Investing Activities	50,062	(192,996)

(Continued)

FOX CHASE BANCORP, INC

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(119,443)	252,057
Decrease in advances from borrowers for taxes and insurance	(1,011)	(1,368)
Principal payments on Federal Home Loan Bank advances	(13,260)	(3,147)
Purchase of treasury stock	—	(3,819)
Merger of Fox Chase Mutual Holding Company	107	—
Proceeds from stock offering, net of offering expenses	81,169	—
Purchase of common stock by ESOP	(3,485)	—
Net Cash (Used) Provided by Financing Activities	(55,923)	243,723
Net Increase in Cash and Cash Equivalents	12,578	54,230
Cash and Cash Equivalents – Beginning	65,418	3,944
Cash and Cash Equivalents – Ending	$77,996	$58,174
Supplemental Disclosure of Cash Flow Information
Interest paid	$17,527	$20,834
Income taxes paid	$1,501	$1,379
Transfers of loans to assets acquired through foreclosure	$1,198	$—
Net charge-offs	$4,149	$183

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

Fox Chase Bancorp, Inc. (the “Bancorp”) is a Maryland corporation that was incorporated in March 2010 to be the successor corporation to old Fox Chase Bancorp, Inc. (“Old Fox Chase Bancorp, Inc.”), the former federally chartered stock holding company for Fox Chase Bank (the “Bank”), upon completion of the mutual-to-stock conversion of Fox Chase MHC, the former mutual holding company for the Bank.

The mutual-to-stock conversion was completed on June 29, 2010.  In connection with the conversion, Bancorp sold a total of 8,712,500 shares of common stock at $10.00 per share in a related public offering.  Concurrent with the completion of the offering, shares of Bancorp’s common stock owned by public stockholders were exchanged for 1.0692 shares of Bancorp common stock.  In lieu of fractional shares, Old Fox Chase Bancorp, Inc. shareholders were paid cash.  Additionally, as part of the mutual-to-stock conversion, the Bank’s Employee Stock Ownership Plan (“ESOP”) acquired 348,500 shares, or 4.0% of Bancorp’s issued shares, at $10.00 per share. As a result of the offering and the exchange, as of June 30, 2010, Bancorp had 14,547,173 shares outstanding.  Net proceeds from the conversion and offering, after the loan made to the ESOP, were approximately $77.8 million.

Financial information presented in this Quarterly Report on Form 10-Q is derived in part from the consolidated financial statements of Fox Chase Bancorp, Inc. and subsidiaries on and after June 29, 2010 and from the consolidated financial statements of Old Fox Chase Bancorp, Inc. and subsidiaries prior to June 29, 2010.

Bancorp and the Bank (collectively referred to as the “Company”) provide a wide variety of financial products and services to individuals and businesses through the Bank’s eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The Bank also has an approximately 45% ownership in Philadelphia Mortgage Advisors, Inc., (“PMA”) a mortgage banker located in Blue Bell, Pennsylvania and Ocean City, New Jersey.  The operations of the Company are managed as a single business segment.  The Company competes with other financial institutions and other companies that provide financial services.

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

The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc. and Fox Chase Service Corporation.  Fox Chase Financial, Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is Pennsylvania chartered company and its sole purpose is to facilitate the Bank’s investment in PMA.  The consolidated financial statements do not include the transactions and balances of Fox Chase MHC.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

During 2010 and 2009, the Bank engaged in certain business activities with PMA.  These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $186,000 and $143,000 for the nine months ended September 30, 2010 and 2009, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $44,000 and $44,000 for the nine months ended September 30, 2010 and 2009, respectively.  In addition, the Bank acquired total loans from PMA of $22.5 million and $39.5 million for the nine months ended September 30, 2010 and 2009, respectively, which includes the cost of the loans.

The Company follows accounting principles and reporting practices that are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets and the evaluation of other-than-temporary impairment and valuation of investment securities.

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Old Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2010 and our Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on May 24, 2010.  These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.

Per Share Information

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Unallocated shares in the ESOP and shares purchased to fund the Bancorp’s 2007 Equity Incentive Plan are not included in either basic or diluted earnings per share.  Unvested shares in the Bancorp’s long-term incentive plan are not included in basic earnings per share. As a result of the mutual-to-stock conversion, all share information for periods prior to June 30, 2010, has been revised to reflect the 1.0692 exchange rate.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (unaudited).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$692,000	$513,000	$1,851,000	$1,412,000

Weighted-average common shares outstanding (1)	14,547,173	14,673,783	14,549,364	14,844,959
Average common stock acquired by stock benefit plans:
Unvested shares – long-term incentive plan	(7,582)	(17,902)	(7,582)	(17,902)
ESOP shares unallocated	(773,648)	(468,212)	(556,655)	(478,365)
Shares purchased by trust	(203,106)	(245,674)	(209,961)	(256,488)
Weighted-average common shares used to calculate basic earnings per share	13,562,837	13,941,995	13,775,166	14,092,204
Dilutive effect of:
Unvested shares – long-term incentive plans	7,582	17,902	7,582	17,902
Restricted stock awards	—	—	—	—
Stock option awards	2,831	1,812	3,399	4,455
Weighted-average common shares used to calculate diluted earnings per share	13,573,250	13,961,709	13,786,147	14,114,561

Earnings per share-basic	$0.05	$0.04	$0.13	$0.10
Earnings per share-diluted	$0.05	$0.04	$0.13	$0.10

Outstanding common stock equivalents having no dilutive effect	822,762	847,205	762,437	844,562

(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)

Obligations of U.S. government agencies	$6,505	$80	$—	$—	$6,585
State and political subdivisions	7,836	115	—	—	7,951
Corporate securities	18,643	246	(19)	—	18,870
	32,984	441	(19)	—	33,406

Private label residential mortgage related security	566	52		(448)	170
Private label commercial mortgage related securities	11,514	461	—	—	11,975
Agency residential mortgage related securities	284,950	10,761	(51)	—	295,660
Total mortgage related securities	297,030	11,274	(51)	(448)	307,805

Total securities	$330,014	$11,715	$(70)	$(448)	$341,211

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)

Obligations of U.S. government agencies	$305	$1	$—		$306
State and political subdivisions	9,199	130	(37)	—	9,292
Corporate securities	9,838	112	—	—	9,950
	19,342	243	(37)	—	19,548

Private label residential mortgage related security	628	15	—	(448)	195
Private label commercial mortgage related securities	17,607	249	(23)	—	17,833
Agency residential mortgage related securities	374,824	10,567	(500)	—	384,891
Total mortgage related securities	393,059	10,831	(523)	(448)	402,919

Total securities	$412,401	$11,074	$(560)	$(448)	$422,467

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

	September 30, 2010 (Unaudited)
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)

State and political subdivisions	$—	$—	$—	$—	$—	$—
Corporate securities	2,981	(19)	—	—	2,981	(19)
	2,981	(19)	—	—	2,981	(19)

Private label residential mortgage related security	—	—	170	(396)	170	(396)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	21,616	(51)	—	—	21,616	(51)
Total mortgage related securities	21,616	(51)	170	(396)	21,786	(447)

Total securities	$24,597	$(70)	$170	$(396)	$24,767	$(466)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)

State and political subdivisions	$—	$—	$819	$(37)	$819	$(37)
Corporate securities	—	—	—	—	—	—
	—	—	819	(37)	819	(37)

Private label residential mortgage related security	—	—	195	(433)	195	(433)
Private label commercial mortgage related securities	—	—	5,987	(23)	5,987	(23)
Agency residential mortgage related securities	51,801	(500)	—	—	51,801	(500)
Total mortgage related securities	51,801	(500)	6,182	(456)	57,983	(956)

Total securities	$51,801	$(500)	$7,001	$(493)	$58,802	$(993)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The Company held a private label residential mortgage related security, which had an amortized cost, prior to the identified credit related impairment, of $723,000 at September 30, 2010 and $785,000 at December 31, 2009, respectively.  During the second quarter of 2009, management’s analysis indicated that the security was other-than-temporarily impaired in the amount of $605,000, $157,000 of which was recognized on the statement of operations and $448,000 of which was recognized in the statement of condition in other comprehensive income (before taxes). There was no additional other-than-temporary credit impairment charge on this investment through September 30, 2010. At September 30, 2010 and December 31, 2009, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $566,000 and $628,000, respectively, and a fair value of $170,000 and $195,000, respectively, with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $396,000 and $433,000, respectively. The remaining unrealized loss is not considered an other-than-temporary credit impairment, as management does not have the intention or requirement to sell this security.

The Company held four private label commercial mortgage related securities (“CMBS”) with an amortized cost of $11.5 million at September 30, 2010.  All four CMBS were in an unrealized gain position with a total unrealized gain of $461,000 and had a AAA rating.  At December 31, 2009, the Company held six CMBS with a net unrealized gain position totaling $226,000; comprised of four CMBS in an unrealized gain position of $249,000 and two CMBS in an unrealized loss of $23,000. The improvement in the net unrealized gain position was due to a reduction in the required yield on commercial mortgage related securities as the credit markets continued to improve throughout 2010. At December 31, 2009, both securities in an unrealized loss were rated AAA.

During the quarter ended June 30, 2010, one private label commercial mortgage related security, with a fair value of $826,000 at December 31, 2009, was paid off in full.  During the quarter ended September 30, 2010, the Bank sold one private label commercial mortgage related security in an amount of $4.0 million, with a realized gain of $50,000.  The Bank selected to sell the bond due to an increased level of delinquencies and loans requiring special servicing.

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

The Company had seven securities with a temporary impairment totaling $466,000 at September 30, 2010, five of which have a rating of AAA. The securities rated less than AAA are: (1)  one private label collateralized mortgage obligation, which was discussed above, with a fair value of $170,000 and a rating of B-; and (2) one corporate bond with an A rating.

The private label residential mortgage related security, which was identified and discussed in detail in the preceding paragraphs, is the only security impaired greater than twelve months.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following schedule provides a summary of the components of net gains on sale of investment securities in the Company’s Consolidated Statement of Operations:

			Other-than-
	Gross	Gross	Temporary	Portion of
	Realized	Realized	Impairment	OTTI	Net Gains
	Gains	Losses	Losses	in OCI	(Losses)
	(in thousands)

Three Months Ended September 30, 2010:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—
Corporate securities	—	—	—	—	—
	—	—	—	—	—

Private label residential mortgage related security	—	—	—	—	—
Private label commercial mortgage related securities	50	—	—	—	50
Agency residential mortgage related securities	1,913	—	—	—	1,913
Total mortgage related securities	1,963	—	—	—	1,963

Total securities	$1,963	$—	$—	$—	$1,963

Nine Months Ended September 30, 2010:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—
Corporate securities	—	—	—	—	—
	—	—	—	—	—

Private label residential mortgage related security	—	—	—	—	—
Private label commercial mortgage related securities	50	—	—	—	50
Agency residential mortgage related securities	1,913	—	—	—	1,913
Total mortgage related securities	1,963	—	—	—	1,963

Total securities	$1,963	$—	$—	$—	$1,963

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

			Other-than-
	Gross	Gross	Temporary	Portion of
	Realized	Realized	Impairment	OTTI	Net Gains
	Gains	Losses	Losses	in OCI	(Losses)
	(in thousands)

Three Months Ended September 30, 2009:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—
Corporate securities	608	—	—	—	608
	608	—	—	—	608

Private label residential mortgage related security	—	—	—	—	—
Private label commercial mortgage related securities	—	—	—	—	—
Agency residential mortgage related securities	350	—	—	—	350
Total mortgage related securities	350	—	—	—	350

Total securities	$958	$—	$—	$—	$958

Nine Months Ended September 30, 2009:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—
Corporate securities	608	—	—	—	608
	608	—	—	—	608

Private label residential mortgage related security	—	—	(605)	448	(157)
Private label commercial mortgage related securities	—	—	—	—	—
Agency residential mortgage related securities	938	—	—	—	938
Total mortgage related securities	938	—	(605)	448	781

Total securities	$1,546	$—	$(605)	$448	$1,389

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2010 and December 31, 2009 by contractual maturity are as follows (excluding mortgage related securities):

	September 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)

Due in one year or less	$2,455	$2,495	$4,879	$4,922
Due after one year through five years	24,623	24,912	7,111	7,196
Due after five years through ten years	3,644	3,702	3,278	3,323
Due after ten years	2,262	2,297	4,074	4,107
Total mortgage related securities	297,030	307,805	393,059	402,919
	$330,014	$341,211	$412,401	$422,467

Securities with a carrying value of $14.9 million and $19.8 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $62.3 million and $58.1 million, at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral for $50.0 million in borrowed funds.  See Note 6.

NOTE 3 - LOANS

The composition of net loans at September 30, 2010, and December 31, 2009 is provided below (in thousands).

	September 30,	December 31,
	2010	2009
	(Unaudited)
Real estate loans:
One-to-four family	$256,707	$268,535
Multi-family and commercial	218,136	207,738
Construction	35,081	40,799
	509,924	517,072

Consumer loans:
Home equity	41,744	50,080
Home equity lines of credit	13,267	13,664
Other	5,451	5,618
	60,462	69,362

Commercial and industrial loans	96,112	55,434

Total loans	666,498	641,868

Deferred loan origination cost, net	241	33
Allowance for loan losses	(11,311)	(10,605)
Net loans	$655,428	$631,296

The following table presents changes in the allowance for loan losses (in thousands):

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2010	2009	2009
	(Unaudited)
Balance, beginning	$10,605	$6,260	$6,260
Provision for loan losses	4,855	2,412	9,052
Loans charged off	(4,158)	(183)	(4,707)
Recoveries	9	—	—
Balance, ending	$11,311	$8,489	$10,605

As of September 30, 2010, the Bank had one interest rate swap agreement that was entered into during the quarter ended June 30, 2007.  The Bank had entered into a 15-year fixed rate commercial loan and the Bank’s risk management objective was to lock in the fair value of the loan.  The Bank met this objective by entering into a swap agreement to exchange fixed rate cash flows for variable rate cash flows. The fair value of the swap is recorded in other assets in the Company’s consolidated statements of condition. The Bank has not entered into a swap since June 2007 and currently does not consider itself to be an active participant in the swap market.

As of September 30, 2010 and December 31, 2009, the Bank’s swap agreement had a notional amount of $1.1 million.  The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and is paying a fixed rate payment of 7.43%. The swap matures in April 2022 and had a fair value loss position of $217,000 and $125,000 at September 30, 2010 and December 31, 2009, respectively.  The Bank carries the loan at fair value.  The loan is contractually current and the critical terms of the loan and the swap are a mirror image except that the loan includes a default interest rate clause.  Accordingly, the Company has determined the fair value of the gain position of the loan approximates the fair value loss position of the swap as of September 30, 2010 and December 31, 2009, respectively.

NOTE 4 — MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $75.1 million and $93.0 million at September 30, 2010 and 2009, respectively, and $88.2 million at December 31, 2009.

The following summarizes mortgage servicing rights for the nine months ended September 30, 2010 and 2009 (in thousands):

			Net
	Servicing	Valuation	Carrying
	Rights	Allowance	Value
Balance at December 31, 2009	$768	$(85)	$683
Additions	—	(98)	(98)
Amortization	(120)	—	(120)
Balance at September 30, 2010	$648	$(183)	$465

Balance at December 31, 2008	$961	$(134)	$827
Reductions	—	57	57
Amortization	(149)	—	(149)
Balance at September 30, 2009	$812	$(77)	$735

At September 30, 2010, December 31, 2009 and September 30, 2009, the fair value of the mortgage servicing rights was $475,000, $703,000 and $754,000, respectively. The Company’s accounting policy is to record a valuation allowance when the fair value of the stratified servicing asset is less than amortized cost, which is the reason why fair value is greater than net carrying value. The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income - another key assumption in the model - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at September 30, 2010 and December 31, 2009 consist of the following (dollars in thousands):

	September 30 ,		December 31,
	2010		2009
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)

Noninterest-bearing demand accounts	—%	$71,477	—%	$56,912
NOW accounts	0.30	39,691	0.63	41,369
Money market accounts	0.47	164,500	1.05	184,407
Savings and club accounts	0.05	53,426	0.15	51,563
Certificates of deposit	2.49	409,740	3.29	524,026

	1.50%	$738,834	2.27%	$858,277

NOTE 6 — BORROWINGS

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of September 30, 2010, the Bank has $165.8 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Interest Rate	Strike Rate	Call Date	Rate if Called
	(in thousands)

August 2011	$20,000	4.89%	7.50%	November 2010	LIBOR+ .2175%
August 2011	10,000	4.87%	7.50%	November 2010	LIBOR+ .2175%
July 2013	9,480	4.10%
December 2013	5,000	2.80%		December 2010	LIBOR+ 1.04%
January 2015	19,425	3.49%
December 2015	5,000	3.06%		December 2011	LIBOR+ 1.12%
November 2017	15,000	3.62%		November 2010	LIBOR+ 0.10%
November 2017	15,000	3.87%		November 2011	LIBOR+ 0.10%
December 2017	20,000	2.83%		December 2010	LIBOR+ 0.11%
December 2018	5,000	3.15%		December 2012	LIBOR+ 1.14%

	$123,905

For the two borrowings which have a “strike rate” disclosed in the above table, if three-month LIBOR is greater than or equal to the strike rate, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (0.29% at September 30, 2010) plus ..2175% on a quarterly basis. If converted to a floating rate, the Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

For the borrowings which have “call dates” disclosed in the above table, if the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowing’s fixed rate resets to a variable LIBOR based rate, as noted in the above table. Subsequent to the call date, the borrowings are callable by the FHLB quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

The Bank had a maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $469.8 million at September 30, 2010. Additionally, the Bank has a maximum borrowing capacity of $32.7 million with the Federal Reserve Bank of Philadelphia, through the Discount Window as of September 30, 2010.

As of July 1, 2010, the FHLB of Pittsburgh modified its methodology for calculating a member bank’s required stock ownership. The new methodology requires a member bank to own capital stock in the FHLB of Pittsburgh in a minimum amount of at least 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  As of September 30, 2010, the new methodology provides for a minimum required capital stock ownership of $8.3 million and a maximum required stock ownership of $14.9 million.

The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and has not paid a dividend through September 30, 2010.

NOTE 6 — BORROWINGS (CONTINUED)

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks totaled $50.0 million at September 30, 2010.  These borrowings contractually mature with dates ranging from November 2014 through November 2018 and may be called by the lender based on the underlying agreements.  Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

Maturity	Interest
Date	Rate	Call Date	Amount
			(in thousands)
November 2014	3.60%	November 2010	$20,000
September 2018	3.40%	September 2012	10,000
September 2018	3.20%	September 2012	5,000
October 2018	3.15%	October 2011	5,000
October 2018	3.27%	October 2011	5,000
November 2018	3.37%	November 2013	5,000
			$50,000

Mortgage backed securities with a fair value of $62.3 million at September 30, 2010 were pledged as collateral for these other borrowed funds.

NOTE 7 — STOCK BASED COMPENSATION

During the nine months ended September 30, 2010, the Company recorded $690,000 of stock based compensation expense in connection with the 2007 Equity Incentive Plan, comprised of stock option expense of $297,000 and restricted stock expense of $393,000.

All options and exercise prices have been revised to reflect a 1.0692 exchange ratio.

The following is a summary of the Company’s stock option activity and related information for the 2007 Equity Incentive Plan for the nine months ended September 30, 2010:

		Weighted
	Number of	Average
	Stock	Exercise
	Options	Price

Outstanding at December 31, 2009	678,626	$11.03
Granted	40,250	9.67
Exercised	—	—
Expired	(6,201)	11.05
Forfeited	(12,830)	10.40
Outstanding at September 30, 2010	699,845	$10.96
Exercisable at September 30, 2010	342,573	$11.32

NOTE 7 — STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of the Company’s unvested options as of September 30, 2010 and changes therein during the nine months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2009	462,113	$2.91
Granted	40,250	2.97
Exercised	—	—
Vested	(132,261)	2.98
Forfeited	(12,830)	2.13
Unvested at September 30, 2010	357,272	$2.92

Expected future expense relating to the 357,272 non-vested options outstanding as of September 30, 2010 is $842,000 over a weighted average period of 2.6 years.

During the nine months ended September 30, 2010, the Company determined the fair value of the options granted was $2.97.  This value was based on the following assumptions:

2010
Expected dividend yield	1.90%
Expected volatility	35.00%
Risk –free interest rate	2.04%
Expected option life in years	6.50

The following is a summary of the status of the Company’s restricted stock as of September 30, 2010 and changes therein during the nine months then ended:

	Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value

Unvested at December 31, 2009	148,814	$11.16
Granted	15,640	9.67
Vested	(47,665)	11.27
Forfeited	(577)	11.38
Unvested at September 30, 2010	116,212	$10.92

Expected future compensation expense relating to the 116,212 restricted shares at September 30, 2010 is $1.2 million over a weighted average period of 2.5 years.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

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

Loans Receivable, Net

For variable-rate loans that reprice frequently and that entail no significant changes in credit risk, fair values are based on carrying values. For fixed rate loans that are not impaired, fair values are based on discounted cash flow analyses that use interest rates and terms similar to those currently being offered to borrowers. This methodology is consistent with the guidance in ASC 825-10-55-3 “Financial Instruments,” and we believe our disclosures provide fair value that is more indicative of an entry price. We do not record loans at fair value on a recurring basis, except one loan associated with the interest rate swap. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, discounting the contractual cash flows, and analyzing market data that we may adjust due to specific characteristics of the loan or collateral.

Federal Home Loan Bank Stock

The fair value of the Federal Home Loan Bank stock is assumed to equal its cost, since the stock is nonmarketable but redeemable at its par value.

Mortgage Servicing Rights

The fair value of the mortgage servicing rights for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

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

The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30,		December 31,
	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$77,996	$77,996	$65,418	$65,418
Investment securities available-for-sale	33,406	33,406	19,548	19,548
Private label residential mortgage related security	170	170	195	195
Private label commercial mortgage related securities	11,975	11,975	17,833	17,833
Agency residential mortgage related securities	295,660	295,660	384,891	384,891
Loans receivable, net	655,428	657,875	631,296	624,966
Federal Home Loan Bank stock	10,435	10,435	10,435	10,435
Accrued interest receivable	4,454	4,454	4,467	4,467
Mortgage servicing rights	465	475	683	703

Financial liabilities:
Savings and club accounts	53,426	53,426	51,563	51,563
Demand, NOW and money market deposits	275,668	275,668	282,688	282,688
Certificates of deposit	409,740	416,228	524,026	530,946
Federal Home Loan Bank advances	123,905	132,756	137,165	144,124
Other borrowed funds	50,000	55,152	50,000	47,529
Accrued interest payable	598	598	696	696

Off-balance sheet instruments	—	1,167	—	929

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

The Company classified three types of financial instruments as Level 3 as of September 30, 2010. The first instrument is a private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because it is not actively traded in securities markets. The second type of instrument is four private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively traded in securities markets. The third instrument is a loan, which was recorded at fair value when the Company adopted ASC Topic 820 “Fair Value Measurements and Disclosures,” since lending credit risk is not an observable input for this individual commercial loan (see Note 3). The net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, on the private label CMO was $396,000 at September 30, 2010 and $433,000 at December 31, 2009, respectively. As of September 30, 2010, all of the securities in the private label CMBS portfolio were at an unrealized gain position compared to December 31, 2009, at which time two of six securities were in an unrealized loss position of a total of $23,000.   The unrealized gain on the loan was $217,000 at September 30, 2010 compared to $125,000 at December 31, 2009.

The following tables, which set forth the Company’s fair value measurements included in the financial statements at September 30, 2010 and December 31, 2009, include (1) investment securities and mortgage related securities available-for-sale; (2) the two financial instruments, associated with the interest rate swap agreement as discussed in Note 3; (3) tranches of MSRs recorded at fair value; (4) loans and (5) assets acquired through foreclosure.

The following measures were made on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Obligations of U.S. government agencies	$6,585	$—	$6,585	$—
State and political subdivisions	7,951	—	7,951	—
Corporate securities	18,870	—	18,870	—
Private label residential mortgage related security	170	—	—	170
Private label commercial mortgage related securities	11,975	—	—	11,975
Agency residential mortgage related securities	295,660	—	295,660	—
Loan (1)	1,312	—	—	1,312
Swap contract (1)	(217)	—	(217)	—
Total	$342,306	$—	$328,849	$13,457

(1)   Such financial instruments are recorded at fair value as further described in Note 3.

NOTE 8 — FAIR VALUE (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Obligations of U.S. government agencies	$306	$—	$306	$—
State and political subdivisions	9,292	—	9,292	—
Corporate securities	9,950	—	9,950	—
Private label residential mortgage related security	195	—	—	195
Private label commercial mortgage related securities	17,833	—	—	17,833
Agency residential mortgage related securities	384,891	—	384,891	—
Loan	1,259	—	—	1,259
Swap contract	(125)	—	(125)	—
Total	$423,601	$—	$404,314	$19,287

The following measures were made on a non-recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
As of September 30, 2010
Loans (1)	$6,119			$6,119
Mortgage servicing rights	416		416
Assets acquired through foreclosure (2)	3,786			3,786
Total	$10,321	$—	$416	$9,905

As of December 31, 2009
Loan (1)	$1,185	$—	$—	$1,185
Mortgage servicing rights	621	—	621	—
Assets acquired through foreclosure (2)	4,052	—	—	4,052
Total	$5,858	$—	$621	$5,237

(1)          At September 30, 2010, the loans were comprised of two residential mortgage loans and one commercial construction residential project partially charged off based on each loan’s fair value, less costs to sell.  At December 31, 2009, the loan was a commercial loan partially charged off based on the loan’s fair value, less cost to sell, which was based on a sales agreement that closed in January 2010. This loan was paid in full during the first quarter 2010.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to ASC 820, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included.

(2)          For assets acquired through foreclosure, we used Level 3 inputs, which consist of appraisals. Assets acquired through foreclosure are recorded on our balance sheet at fair value, net of costs to sell, at the time we consider the project to be an in-substance foreclosure or when we obtain control of the property.

NOTE 8 – FAIR VALUE (CONTINUED)

The following tables include a roll forward of the financial instruments which fair value is determined on a recurring basis using Significant Other Unobservable Inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009.

Three-Months Ended September 30, 2010

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loan	Total

Beginning balance, July 1, 2010	$190	$16,242	$1,297	$17,729
Purchases	—	—	—	—
Sales	—	(3,926)	—	(3,926)
Payments received	(25)	(330)	(15)	(370)
Discount accretion, net	—	12	—	12
Increase(decrease) in value	5	(23)	30	12
Reclassification to Level 3	—	—	—	—

Ending balance, September 30, 2010	$170	$11,975	$1,312	$13,457

Nine-Months Ended September 30, 2010

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loan	Total

Beginning balance, January 1, 2010	$195	$17,833	$1,259	$19,287
Purchases	—	—	—	—
Sales	—	(3,926)	—	(3,926)
Payments received	(62)	(2,278)	(39)	(2,379)
Discount accretion, net	—	111	—	111
Increase(decrease) in value	37	235	92	364
Reclassification to Level 3	—	—	—	—

Ending balance, September 30, 2010	$170	$11,975	$1,312	$13,457

Three-Months Ended September 30, 2009

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loans	Total

Beginning balance, July 1, 2009	$219	$17,344	$1,307	$18,870
Purchases	—	—	—	—
Payments received	(19)	(24)	(18)	(61)
Discount accretion, net	—	50	—	50
Increase(decrease) in value	14	802	20	836
Reclassification to Level 3	—	—	—	—

Ending balance, September 30, 2009	$214	$18,172	$1,309	$19,695

NOTE 8 – FAIR VALUE (CONTINUED)

Nine-Months Ended September 30, 2009

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loans	Total

Beginning balance, January 1, 2009	$269	$7,304	$1,425	$8,998
Purchases	—	8,213	—	8,213
Payments received	(84)	(42)	(41)	(167)
Discount accretion, net	—	76	—	76
Increase(decrease) in value	29	2,621	(75)	2,575
Reclassification to Level 3	—	—	—	—

Ending balance, September 30, 2009	$214	$18,172	$1,309	$19,695

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

NOTE 9 - COMPREHENSIVE (LOSS) INCOME

Comprehensive income for the three and nine months ended September 30, 2010, and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)

Net income	$692	$513	$1,851	$1,412

Other comprehensive (loss) income:

Unrealized holding (losses) gains arising during the period, net of tax (benefit) (for the three months ended September 30, 2010 and 2009, $(627) and $1,585 and for the nine months ended September 30, 2010 and 2009 $1,134 and $4,172, respectively)	(1,124)	2,844	1,961	7,722

Non-credit related unrealized loss on other-than temporary impaired securities (net of taxes of $(152) for the nine months ended September 30, 2009)	—	—	—	(296)

Less: Reclassification adjustment for net investment securities gains included in net income, net of taxes (for the three months ended September 30, 2010 and 2009, $667 and $55 and for the nine months ended September 30, 2010 and 2009 $667 and $197, respectively)	1,296	106	1,296	383

Other comprehensive (loss) income	(2,420)	2,738	665	7,043

Comprehensive (loss) income	$(1,728)	$3,251	$2,516	$8,455

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

ASC Topic 810—Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810):  This accounting guidance was originally issued in June 2009 and is now incorporated in ASC 810. The guidance amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The Company adopted ASC 810 effective January 1, 2010 and it did not have a material effect on the Company’s financial position or results of operations.

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

Accounting Standards Update (ASU) No. 2010-18 — Effect of a Loan Modification When the Loan Is Part of a Pool that is Accounted for as a Single Asset, a consensus of the FASB Emerging Issues Task Force (Issue No. 09-I).  This ASU amends FASB ASC Subtopic 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, so that modifications of loans that are accounted for within a pool under that Subtopic do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considering a troubled debt restructuring.  A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the new guidance.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments are effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  Early adoption is permitted.  This ASU has no effect on the Company’s financial position or results of operations as the Company did not modify any loans that were pooled for accounting purposes as of September 30, 2010.

NOTE 10 – ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the section titled “Risk Factors” in (1) the Company’s Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, with the Securities and Exchange Commission on May 24, 2010, (2) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the Securities and Exchange Commission on August 6, 2010 and (3) other Securities and Exchange Commission reports.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, valuation and other-than-temporary impairment of securities and deferred income taxes.

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

Valuation and Other-Than-Temporary Impairment of Investment Securities. Investment securities are reviewed quarterly to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its current carrying value, management is required to assess whether the decline is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, the probability, extent and timing of a valuation recovery and the Company’s intent to sell the security or if it is more likely than not that the security will be required to be sold before recovery its amortized cost. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates or equity market declines. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income. Fox Chase Bancorp recorded an other-than-temporary impairment charge of $605,000 during the second quarter of 2009, $157,000 of which was recognized on the statement of operations and $448,000 of which was recognized on the statements of condition in other comprehensive income (before taxes). There was no additional other-than-temporary credit impairment charge on this investment since June 30, 2009. See Note 2 to the consolidated financial statements for a schedule that shows gross unrealized losses, fair value of securities as well as the impairment loss and other-than-temporary impairment write down, aggregated by security category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2010 and December 31, 2009, and Note 8 for a discussion related to the determination of fair value.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. A reduction in estimated future taxable income, which may result in deferred tax assets to be unrealizable,  may require us to record a valuation allowance against our deferred tax assets.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets decreased $42.9 million, or 3.7%, to $1.13 billion at September 30, 2010, compared to $1.17 billion at December 31, 2009. Cash and cash equivalents increased $12.6 million from December 31, 2009 to September 30, 2010 primarily due to the receipt of $77.8 million in net proceeds from the Bank’s mutual-to-stock conversion and the Company’s concurrent public offering, offset by cash outflows to fund loan growth and a reduction in deposits.  Loans increased $24.1 million from December 31, 2009 to September 30, 2010. Commercial and industrial loans increased $40.7 million, primarily as a result of loans originated by a middle market group of lenders hired during 2009, and commercial real estate loans increased by $10.4 million.  Commercial construction loans decreased by $5.7 million as we de-emphasized construction lending during the past year as a result of the current economic environment. Additionally, one- to four-family real estate loans decreased $11.8 million due to a high level of prepayments in the current low interest rate environment.  Consumer loans decreased $8.9 million as we also de-emphasized consumer loans in the current recessionary environment. Mortgage related securities available-for-sale decreased $95.1 million, as cash repayments exceeded new purchases of $46.2 million during the nine months ended September 30, 2010 and the Bank sold $36.5 million in mortgage related securities in the quarter ended September 30, 2010. Investment related securities available for sale increased $13.9 million, primarily due to purchases of $13.3 million in corporate bonds and $6.5 million in obligations of US government agencies.

Total liabilities decreased $124.3 million, or 11.8%, to $925.9 million at September 30, 2010, compared to $1.05 billion at December 31, 2009.  Deposits decreased $119.4 million, or 13.9%, from $858.3 million at December 31, 2009 to $738.8 million at September 30, 2010. Certificates of deposits decreased $114.3 million, or 21.8%, money market accounts decreased $19.9 million, or 10.8%, and NOW accounts decreased $1.7 million, or 4.1%, from December 31, 2009 to September 30, 2010. These decreases were offset by increases in noninterest-bearing demand accounts of $14.6 million, or 25.6%, and in savings and club accounts of $1.9 million, or 3.6%, from December 31, 2009 to September 30, 2010. The decrease in certificates of deposits relates primarily to customer redemptions of certificates of deposit obtained during a pricing promotion offered in the first quarter of 2009 as the promotional rates were not offered upon renewal.  Specifically, during the third quarter of 2010, approximately

$131.5 million of certificates of deposit with a rate of 3.50% matured of which the Bank retained approximately $50.2 million at an average rate of 1.37%.  The decrease in money market deposits was primarily due to the Bank reducing its rates on money market deposits during the second and third quarter of 2010. The increase in noninterest-bearing demand accounts was primarily due to deposits obtained from new commercial borrowing relationships.  Federal Home Loan Bank advances decreased $13.3 million, or 9.7%, from $137.2 million at December 31, 2009 to $123.9 million at September 30, 2010 due to one maturity of $10.0 million as well as principal amortization on two advances totaling $3.3 million.

Stockholders’ equity increased $81.4 million to $205.1 million at September 30, 2010 compared to $123.6 million at December 31, 2009 primarily due to the proceeds from the conversion and stock offering, $665,000 increase in accumulated other comprehensive income and $1.9 million in net income.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2010 and 2009

General. Net income increased $179,000, or 34.9%, to $692,000 for the three months ended September 30, 2010 compared to $513,000 for the three months ended September 30, 2009, primarily due to a $937,000 increase in net interest income and a $1.1 million increase in noninterest income offset by a $1.4 million increase in provision for loan losses, a $304,000 increase in noninterest expense and an $85,000 increase in income tax expense.  The increase in noninterest income was primarily the result of a $1.0 million increase in gains on sales of securities.  The increase in noninterest expense was primarily due to other noninterest expense including $391,000 of expense associated with assets acquired through foreclosure, of which, $345,000 were valuation allowances on such assets.  There were no expenses related to assets acquired through foreclosure during the three months ended September 30, 2009.

Net income increased $439,000, or 31.1%, to $1.9 million for the nine months ended September 30, 2010 compared to $1.4 million for the nine months ended September 30, 2009, primarily due to an increase in net interest income of $2.8 million and an increase in noninterest income of $561,000 offset by an increase in the provision for loan losses of $2.4 million, an increase of $243,000 in noninterest expense, and an increase in income tax expense of $258,000.  The increase in other noninterest income was due to a $574,000 increase in net gains on sales of securities.  The increase in noninterest expense was primarily due to other noninterest expense including $454,000 of expense associated with assets acquired through foreclosure, of which, $379,000 were valuation allowances on such assets in the nine months ended September 30, 2010.  There were no expenses related to assets acquired through foreclosure during the nine months ended September 30, 2009.  This increase was offset by a decrease in FDIC premiums as well as furniture and equipment expense.  Noninterest expense for the nine months ended September 30, 2009 included a special one-time assessment by the Federal Deposit Insurance Corporation of $536,000.  Furniture and equipment expense decreased primarily as a result of certain fixed assets becoming fully depreciated in 2009.

Net Interest Income. Net interest income increased $937,000, or 15.4%, to $7.0 million for the three months ended September 30, 2010 compared to $6.1 million for the same period in 2009 primarily due to a decrease in total interest expense of $1.9 million offset by a $946,000 decrease in total interest income. The decrease in total interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities from 2.85% to 2.28% and a decrease in average total interest-bearing liabilities of $74.9 million.  The decrease in the average cost of interest-bearing liabilities was primarily due to a reduction in overall interest rates from 2009 to 2010 as well as a reduction in the cost of interest-bearing deposits from 2.68% to 1.96% due to maturities of higher rate certificates of deposit and reduced rates on other deposit products.  The decrease in total interest income was primarily due to a decrease in the average yield of interest-earning assets from 4.56% to 4.13% due to a reduction in overall interest rates from 2009 to 2010 which primarily reduced yields on the Bank’s interest-earning demand deposits, mortgage related securities and other investment securities, offset by an increase in average interest-earning assets of $21.7 million.  The yield on the Bank’s loan portfolio experienced a slight increase from 5.48% to 5.52%.

Net interest income increased $2.8 million, or 16.3%, to $20.1 million for the nine months ended September 30, 2010 compared to $17.3 million for the same period in 2009 primarily due to a decrease in total interest expense of $3.4 million offset by a decrease in total interest income of $615,000. The decrease in total interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities from 3.02% to 2.44%, offset by an increase in average total interest-bearing liabilities of $31.4 million. The decrease in the average cost of interest-bearing liabilities was primarily due to a reduction in overall interest rates from 2009 to 2010 as well as a reduction in the cost of interest-bearing deposits from 2.87% to 2.16% due to maturities of higher rate certificates of deposit and reduced rates on other deposit products.  The increase in average total interest-bearing liabilities was primarily due to a $50.1 million increase in interest-bearing deposits due to deposit promotions offered during March of 2009. The decrease in total interest income was primarily due to a decrease in the average yield of interest-earning assets from 4.73% to 4.35% offset by an increase in average interest-earning assets of $69.8 million.  The increase in average interest-earning assets was primarily due to an increase in the average balance of interest-earning demand deposits of $47.2 million and loans of $39.9 million. The decrease in average yield of interest-earning assets was due to a reduction in overall interest rates from 2009 to 2010, which primarily reduced yields on the Bank’s interest-earning demand deposits, mortgage related securities and other investment securities.  The yield on the Bank’s loan portfolio experienced a slight decrease from 5.55% to 5.51%.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2010 and 2009. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010			2009			2010			2009
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)						(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$137,373	$86	0.25%	$76,140	$290	1.51%	$89,233	$249	0.37%	$42,065	$426	1.35%
Money market funds	—	—	0.00%	23,842	23	0.39%	—	—	0.00%	36,753	183	0.67%
Mortgage-related securities	338,400	2,691	3.18%	389,715	3,975	4.08%	365,720	9,438	3.44%	334,331	10,735	4.28%
Taxable securities	32,823	142	1.73%	32,865	238	2.89%	25,820	315	1.63%	28,865	624	2.88%
Nontaxable securities	8,206	84	4.09%	11,028	107	3.87%	8,538	257	4.02%	12,916	390	4.02%
Loans (1):
Residential loans	264,320	3,448	5.22%	267,347	3,515	5.26%	266,586	10,535	5.27%	265,322	10,942	5.50%
Commercial loans	344,908	5,002	5.67%	288,626	4,129	5.60%	325,895	13,864	5.61%	278,234	11,727	5.56%
Consumer loans	62,813	932	5.94%	72,850	1,054	5.79%	65,379	2,918	5.95%	74,363	3,164	5.67%
Total Loans	672,041	9,382	5.52%	628,823	8,698	5.48%	657,860	27,317	5.51%	617,919	25,833	5.55%
Allowance for loan losses	(12,005)			(7,255)			(11,304)			(6,772)
Net loans	660,036	9,382		621,568	8,698		646,556	27,317		611,147	25,833
Total interest-earning assets	1,176,838	12,385	4.13%	1,155,158	13,331	4.56%	1,135,867	37,576	4.35%	1,066,077	38,191	4.73%
Noninterest-earning assets	47,787			38,723			47,476			37,496
Total assets	$1,224,625			$1,193,881			$1,183,343			$1,103,573
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$219,365	312	0.57%	$214,489	778	1.44%	$220,820	1,286	78.00%	$177,110	2,257	1.70%
Savings accounts	53,777	7	0.05%	50,769	19	0.15%	54,009	37	0.09%	51,451	70	0.18%
Certificates of deposit	482,335	3,415	2.81%	545,680	4,681	3.40%	501,588	11,208	2.99%	497,724	13,249	3.56%
Total interest-bearing deposits	755,477	3,734	1.96%	810,938	5,478	2.68%	776,417	12,531	2.16%	726,285	15,576	2.87%
FHLB advances	124,590	1,194	3.75%	143,886	1,333	3.63%	126,789	3,602	3.75%	145,118	3,992	3.63%
Other borrowed funds	50,000	437	3.42%	50,142	437	3.41%	50,000	1,296	3.42%	50,378	1,298	3.40%
Total borrowings	174,590	1,631	3.65%	194,028	1,770	3.57%	176,789	4,898	3.65%	195,496	5,290	3.57%
Total interest-bearing liabilities	930,067	5,365	2.28%	1,004,966	7,248	2.85%	953,206	17,429	2.44%	921,781	20,866	3.02%
Noninterest-bearing deposits	73,206			53,054			67,244			49,197
Other noninterest-bearing liabilities	14,155			10,195			9,334			8,521
Total liabilities	1,017,428			1,068,215			1,029,784			979,499
Retained earnings	197,571			119,959			145,232			120,788
Accumulated comprehensive income	9,626			5,707			8,327			3,286
Total stockholder’s equity	207,197			125,666			153,559			124,074
Total liabilities and stockholders’ equity	$1,224,625			$1,193,881			$1,183,343			$1,103,573

Net interest income		$7,020			$6,083			$20,147			$17,325
Interest rate spread			1.85%			1.71%			1.91%			1.71%
Net interest margin			2.35%			2.09%			2.33%			2.14%
Average interest-earning assets to average interest-bearing liabilities			126.53%			114.95%			119.16%			115.65%

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

	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
	Compared to			Compared to
	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$(438)	$234	$(204)	$(655)	$478	$(177)
Money market funds	—	(23)	(23)	—	(183)	(183)
Mortgage related securities	(761)	(523)	(1,284)	(2,305)	1,008	(1,297)
Taxable securities	(95)	(1)	(96)	(242)	(67)	(309)
Nontaxable securities	4	(27)	(23)	—	(133)	(133)
Loans:
Residential loans	(27)	(40)	(67)	(459)	52	(407)
Commercial loans	68	805	873	128	2,009	2,137
Consumer loans	23	(145)	(122)	137	(383)	(246)
Total loans	64	620	684	(194)	1,678	1,484
Total interest-earning assets	(1,226)	280	(946)	(3,396)	2,781	(615)

Interest Expense:
NOW and money market deposits	(483)	17	(466)	(1,527)	556	(971)
Savings accounts	(14)	2	(12)	(37)	4	(33)
Certificates of deposit	(722)	(544)	(1,266)	(2,144)	103	(2,041)
Total interest-bearing deposits	(1,219)	(525)	(1,744)	(3,708)	663	(3,045)

FHLB advances	39	(178)	(139)	114	(504)	(390)
Other borrowed funds	1	(1)	—	8	(10)	(2)
Total borrowings	40	(179)	(139)	122	(514)	(392)
Total interest-bearing liabilities	(1,179)	(704)	(1,883)	(3,586)	149	(3,437)

Net change in net interest income	$(47)	$984	$937	$190	$2,632	$2,822

Provision for Loan Losses. The Company recorded a provision for loan losses of $2.9 million and $4.9 million for the three and nine months ended September 30, 2010, respectively, compared to $1.5 million and $2.4 million for the three and nine months ended September 30, 2009, respectively.  The increase in the provision for the 2010 periods was a result of increased specific reserves on impaired loans, increased levels of charge-off loans, increased levels of classified loans, downgrades within the commercial loan portfolio, additional provisions for the residential mortgage loan portfolio, primarily due to an increase in nonperforming loans, and growth in the commercial real estate and commercial and industrial loan portfolios.

Troubled debt restructurings totaled $3.7 million at September 30, 2010 and related to one commercial construction loan, one commercial and industrial loan and one residential mortgage loan compared to $1.2 million at December 31, 2009 that related to three residential mortgage loans.  As of September 30, 2010, $3.1 million of troubled debt restructurings were reported as nonperforming loans compared to $1.0 million at December 31, 2009.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated.

	At September 30,	At December 31,
	2010	2009
	(Dollars in thousands)

Nonperforming loans:
One- to four-family real estate	$7,691	$7,740
Multi-family and commercial real estate	8,244	4,738
Construction	11,072	15,739
Consumer	357	612
Commercial and industrial	308	250
Total	27,672	29,079

Accruing loans past due 90 days or more:
Multi-family and commercial real estate	—	601
Total	—	601
Total of nonperforming loans and accruing loans 90 days or more past due	$27,672	$29,680

Assets acquired through foreclosure	3,786	4,052
Total nonperforming assets	$31,458	$33,732

Total nonperforming loans and accruing loans past due 90 days or more to total loans	4.15%	4.62%
Total nonperforming loans to total assets	2.45	2.53
Total nonperforming assets to total assets	2.78	2.87

The following tables set forth our nonperforming loans by state at September 30, 2010 and December 31, 2009:

September 30, 2010

Multi Family
			and						Commercial
	One- to Four-		Commercial Real						and
	Family Real Estate		Estate		Construction		Consumer		Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
(Dollars in thousands)
Pennsylvania	8	$1,258	2	$2,729	2	$2,855	1	$72	1	$308	14	$7,222
New Jersey	8	6,433	5	5,515	2	8,217	4	285	—	—	19	20,450
Delaware	—	—	—	—	—	—	—	—	—	—	—	—

Total	16	$7,691	7	$8,244	4	$11,072	5	$357	1	$308	33	$27,672

December 31, 2009

			Multi Family
			and						Commercial
	One- to Four-		Commercial Real						and
	Family Real Estate		Estate		Construction		Consumer		Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)
Pennsylvania	4	$713	2	$601	2	$1,894	2	$173	—	$—	10	$3,381
New Jersey	6	7,027	5	4,738	3	12,061	3	439	1	250	18	24,515
Delaware	—	—	—	—	1	1,784	—	—	—	—	1	1,784

Total	10	$7,740	7	$5,339	6	$15,739	5	$612	1	$250	29	$29,680

The following table provides a rollforward of the nonperforming assets from December 31, 2009 to September 30, 2010:

						Transfer
	At	Additional			Net	To Assets	At
	December	Non-	Return to	Payments	Charge-offs/	Acquired	September
	31,	performing	Accrual	Received,	Valuation	Through	30,
	2009	Assets, Net	Status	Net	Allowances	Foreclosure	2010
	(Dollars in thousands)
Nonperforming loans
One- to four-family real estate	$7,740	$1,610	$—	$(26)	$(1,325)	$(308)	$7,691
Multi-family and commercial real estate (1)	5,339	4,277	(40)	(1,341)	9	—	8,244
Construction	15,739	2,147	—	(3,934)	(1,990)	(890)	11,072
Consumer	612	227	(114)	(27)	(341)	—	357
Commercial and industrial	250	803	—	(250)	(495)	—	308
Total	29,680	9,064	(154)	(5,578)	(4,142)	(1,198)	27,672

Assets acquired through foreclosure	4,052	—		(1,085)	(379)	1,198	3,786
Total nonperforming assets	$33,732	$9,064	$(154)	$(6,663)	$(4,521)	$—	$31,458

(1)  Includes a $601,000 loan that was part due more than 90 days, but still accruing interest.

At September 30, 2010, nonperforming assets were comprised of the following:

•                  Four construction loans for residential developments, the largest of which was a $5.7 million loan collateralized by a residential housing development in Cape May County, New Jersey. The three other nonperforming construction loans totaled $5.4 million at September 30, 2010 and are collateralized by a condominium project located in Atlantic County, New Jersey, a single family residential development located in Montgomery County, Pennsylvania and land for a townhouse development in Chester County, Pennsylvania.

•                  Seven multi-family and commercial real estate loans, the largest of which was a $2.6 million loan secured by a self-storage facility located in Burlington County, New Jersey.

•                  One commercial and industrial loan to a business located in Philadelphia County, Pennsylvania.

•                  Sixteen one-to four-family real estate loans, the largest of which is secured by a residential home located in Somerset County, New Jersey.

•                  Five consumer loans, each of which is secured by a second or third mortgage position.

•                  Five properties in assets acquired through foreclosure, consisting of a single family residential development located in Atlantic County, New Jersey, a condominium project located in Philadelphia County, Pennsylvania, two residential homes located in Atlantic County, New Jersey and a single family residential home located in Bucks County, Pennsylvania.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of a specific allowance on impaired loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the losses on entire portfolio.

Our allowance for loan losses was $11.3 million, which represented 1.70% of total loans and 40.9% of nonperforming loans at September 30, 2010, compared to our allowance for loan losses of $10.6 million, which represented 1.65% of total loans and 35.7% of nonperforming loans at December 31, 2009.

Impaired loans requiring an allowance for loan losses increased to $26.8 million at September 30, 2010 compared to $26.2 million at December 31, 2009. Our specific allowance for loan losses for impaired loans was $3.9 million and a general valuation allowance for the loan portfolio was $7.4 million at September 30, 2010; compared to a specific allowance for loan losses for impaired loans of $4.3 million and a general valuation allowance for the loan portfolio of $6.3 million at December 31, 2009.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30, 2010		At December 31, 2009
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(In thousands)
One- to four-family real estate	$173	$72	$678	$—
Multi-family and commercial real estate	5,003	—	198	2,303
Construction real estate	—	—	—	—
Consumer:
Home equity loans and lines of credit	454	10	393	3
Other	8	—	—	—

Total	$5,638	$82	$1,269	$2,306

Total delinquent loans increased to $5.7 million at September 30, 2010 compared to $3.6 million at December 31, 2009.  The largest delinquent loan at September 30, 2010 was a $4.7 million commercial real estate project located in Chester County, Pennsylvania.

Noninterest Income. The following table summarizes noninterest income for the three and nine months ended September 30, 2010 and 2009.

	Three Months				Nine Months
	Ended September 30,		$	%	Ended September 30,		$	%
	2010	2009	Change	Change	2010	2009	Change	Change
	(Dollars in thousands)

Service charges and other fee income	$243	$192	$51	26.6%	$742	$672	$70	10.4%
Net gain on sale of premises and equipment	6	—	6	100.0	6	—	6	100.0
Net gain on sale of loans	—	—	—	—	—	3	(3)	(100.0)
Income on bank-owned life insurance	119	115	4	3.5	352	336	16	4.8
Other	62	58	4	6.9	167	269	(102)	(37.9)

Total other than temporary impairment loss	—	—	—	—	—	(605)	605	(100.0)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—	—	448	(448)	(100.0)
Net other-than-temporary impairment loss	—	—	—	—	—	(157)	157	(100.0)
Net gains on sale of investment securities	1,963	958	1,005	104.9	1,963	1,546	417	27.0
Net investment securities gains	1,963	958	1,005	104.9	1,963	1,389	574	41.3

Total Noninterest Income	$2,393	$1,323	$1,070	80.9%	$3,230	$2,669	$561	21.0%

The increase in noninterest income was primarily a result of an increase in net investment securities gains of $1.0 million and $574,000 in the three and nine months ended September 30, 2010, respectively, as the Bank recognized a gain of $2.0 million on the sale of securities during the third quarter of 2010.  These sales were made as premiums on such securities were at historically high levels.

Service charges and other fee income increased $51,000 during the three months ended September 30, 2010 compared to the same period in 2009. This increase was the result of a $63,000 increase in retail fee income offset by a decrease of $12,000 in loan fee income. The increase in retail fee income was the result of an increase in cash management fees as the number of such accounts continued to grow and increased ATM fees based on higher usage. The decrease in loan fee income was due to a decrease in total servicing income of $48,000 offset by an increase of $36,000 in other loan fee income, which was related to an increase in unused line of credit fees on commercial and industrial loans and fees on commercial loan accounts.   The decrease in total servicing income was due to: (1) an increase in the valuation allowance on the Bank’s mortgage servicing rights of $15,000 (2) a decrease of $15,000 in loan servicing income and (3) an increase of $18,000 in amortization of serviced loans compared to the three months ended September 30, 2009.

Service charges and other fee income increased $70,000 during the nine months ended September 30, 2010 compared to the same period in 2009.  This increase was a result of a $150,000 increase in retail fee income offset by an $80,000 decrease in loan fee income. The increase in retail fee income was the result of an increase in cash management fees as the number of such accounts continued to grow and increased ATM fees based on higher usage.  The decrease in loan fee income was due to a $169,000 decrease in net loan servicing income, which included an increase in the valuation allowance on the Bank’s mortgage servicing rights of $98,000 in the nine months ended September 30, 2010, compared to a decrease in this valuation allowance of $57,000 in the nine months ended September 30, 2009, resulting in a net $155,000 decrease; offset by an increase of $89,000 in other loan fee income, which was related to an increase in unused line of credit fees on commercial and industrial loans and fees on commercial loan accounts.  Other income decreased $102,000 primarily as a result of a decrease of $138,000 of income earned on the Bank’s investment in Philadelphia Mortgage Advisors, Inc., due to lower volume of mortgage loans sold during the nine months ended September 30, 2010, offset by a $33,000 increase in merchant processing fees.

Noninterest Expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months				Nine Months
	Ended September 30,		$	%	Ended September 30,		$	%
	2010	2009	Change	Change	2010	2009	Change	Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$3,070	$3,198	$(128)	(4.0)%	$9,016	$8,963	$53	0.6%
Occupancy expense	455	441	14	3.2	1,394	1,374	20	1.5
Furniture and equipment expense	140	170	(30)	(17.6)	427	571	(144)	(25.2)
Data processing costs	372	384	(12)	(3.1)	1,134	1,146	(12)	(1.0)
Professional fees	307	267	40	15.0	924	831	93	11.2
Marketing expense	75	72	3	4.2	241	242	(1)	(0.4)
FDIC premiums	343	343	—	—	1,116	1,415	(299)	(21.1)
Other	796	379	417	110.0	1,688	1,155	533	46.1
Total Noninterest Expense	$5,558	$5,254	$304	5.8%	$15,940	$15,697	$243	1.5%

Noninterest expense increased by $304,000, or 5.8%, and $243,000, or 1.5%, during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

The largest changes for the three-month period ended September 30, 2010 were (1) a decrease in salaries, benefits and compensation expense of $128,000 primarily due to severance accruals in the amount of $185,000 recorded in the quarter ended September 30, 2009 and (2) an increase in other noninterest expense of $417,000, primarily due to expense associated with assets acquired through foreclosure of $391,000 during the three months ended September 30, 2010 with no comparable costs in the three months ended September 30, 2009.  Valuation allowances on such assets comprised $345,000 of the other noninterest expense for the quarter ended September 30, 2010.

The largest changes for the nine months ended September 30, 2010 were (1) an increase in salaries, benefits and compensation costs of $53,000 primarily due to increased ESOP costs of $52,000 as the Company funded a second ESOP loan in conjunction with the mutual to stock conversion during the second quarter of 2010, (2) a decrease in furniture and equipment expense of $144,000 primarily as a result of certain fixed assets being fully depreciated in 2010, (3) a decrease in FDIC premiums of $299,000, which is a result of an FDIC special assessment of $536,000 in the second quarter of 2009 offset by increased assessments in the nine months ended September 30, 2010 due to higher FDIC insurance assessment rates and an increase in average deposit balances and (4) an increase in other noninterest expense of $533,000 primarily due to expense associated with assets acquired through foreclosure of $454,000 during the nine months ended September 30, 2010 with no comparable costs in the nine months ended September 30, 2009.  Valuation allowances on such assets comprised $379,000 of other noninterest expense for the period ended September 30, 2010.

Income Taxes. The income tax provision for the three and nine months ended September 30, 2010 was $274,000 and $731,000, respectively, compared to $189,000 and $473,000 for the three and nine months ended September 30, 2009, respectively.   The Company’s effective income tax rate was 28.4% and 28.3% for the three and nine months ended September 30, 2010, respectively, compared to 26.9% and 25.1% for the three and nine months ended September 30, 2009, respectively.  These rates primarily reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and sales and securities repayments, maturities and sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loans and securities prepayments and sales are greatly influenced by general interest rates, economic conditions and competition.

The following table presents certain of our contractual obligations as of September 30, 2010 and December 31, 2009.

		Payments Due by Period
			One to
		Less Than	Three	Three to	More Than
Contractual Obligations	Total	One Year	Years	Five Years	Five Years
	(In thousands)

At September 30, 2010
Operating lease obligations (1)	$878	$487	$391	$—	$—
FHLB advances and other borrowings (2)	203,797	40,721	27,412	38,372	97,292
Other long-term obligations (3)	5,365	1,837	3,144	384	—
Total	$210,040	$43,045	$30,947	$38,756	$97,292

At December 31, 2009
Operating lease obligations (1)	$1,229	$494	$735	$—	$—
FHLB advances and other borrowings (2)	221,937	20,890	49,737	51,348	99,962
Other long-term obligations (3)	6,046	1,684	2,981	1,381	—
Total	$229,212	$23,068	$53,453	$52,729	$99,962

(1)          Represents lease obligations for operations center, one loan production office and equipment.

(2)          Includes principal and projected interest payments.

(3)          Represents obligations to the Company’s third party data processing provider and other vendors.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) cash flows on our investments; (4) yields available on interest-earning deposits and securities; and (5) the objectives of our asset/liability management policy. We use a variety of measures to assess our liquidity needs, which are provided to our Asset/Liability Management Committee on a regular basis.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $78.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $341.2 million at September 30, 2010. In addition, at September 30, 2010, we had the ability to borrow a total of approximately $469.8 million from the FHLB.  As of September 30, 2010, the Bank also had a maximum borrowing capacity of $32.7 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  On September 30, 2010, we had $123.9 million of borrowings outstanding with the FHLB as well as $50.0 million of borrowings outstanding with another financial institution.

At September 30, 2010, we had $155.6 million in loan commitments outstanding, which consisted of $1.0 million of mortgage loan commitments, $21.8 million in home equity and consumer loan commitments, $131.7 million in commercial loan commitments and $1.1 million in standby letters of credit.

Certificates of deposit due within one year of September 30, 2010 totaled $170.2 million, representing 41.5% of certificates of deposit at September 30, 2010, a decrease from 64.7% at December 31, 2009. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to either allow our cash balance to decrease or seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

	Nine Months
	Ended	Year Ended
	September 30, 2010	December 31, 2009
	(In thousands)
Investing activities:
Loan originations	$(111,422)	$(211,062)
Other decreases in loans	103,976	155,765
Purchase of loans and loan participations	(23,735)	(127)
Security purchases	(66,015)	(313,473)
Security sales	36,480	77,531
Security maturities, calls and principal repayments	109,897	117,024
Financing activities:
Changes in deposits	(119,443)	249,805
Net decrease in FHLB advances	(13,260)	(9,214)
Purchase of treasury stock	—	(4,521)
Merger of Fox Chase MHC	107	—
Net Proceeds from common stock offering	81,169	—
Purchase of common stock for ESOP	(3,485)	—

Bancorp is a separate entity from the Bank and must provide for its own liquidity. As of September 30, 2010, the Bancorp had $41.9 million in cash and cash equivalents compared to $12.4 million as of December 31, 2009.  The increase in cash and cash equivalents was a result of the proceeds received from Bancorp’s public offering in connection with the Bank’s mutual-to-stock conversion completed in June 2010.  During the nine months ended September 30, 2010, the Bancorp contributed $48.5 million to the Bank in the form of a capital contribution, of which $7.5 million was contributed in the quarter ended March 31, 2010, and $41.0 million was contributed in the quarter ended June 30, 2010.  In addition to its operating expenses, Bancorp may utilize its cash position for the payment of dividends to stockholders or to repurchase common stock, subject to applicable restrictions.  Through September 30, 2010, no dividends have been paid.  Bancorp can receive dividends from the Bank.  Payment of such dividends to Bancorp by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. Bancorp believes that such restriction will not have an impact on the Bancorp’s ability to meet its ongoing cash obligations.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, the Bank exceeded all of its regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” by the OTS as of September 30, 2010 and December 31, 2009:

	Ratio	Minimum to be Well Capitalized
September 30, 2010:
Total risk-based capital (to risk-weighted assets)	23.70%	≥10.0%
Tier 1 capital (to risk-weighted assets)	22.48%	≥ 6.0%
Tier 1 capital (to adjusted assets)	13.09%	≥ 5.0%

December 31, 2009:
Total risk-based capital (to risk-weighted assets)	16.57%	≥10.0%
Tier 1 capital (to risk-weighted assets)	15.41%	≥ 6.0%
Tier 1 capital (to adjusted assets)	8.51%	≥ 5.0%

Total stockholders’ equity to total assets was 18.13% at September 30, 2010 and 10.53% at December 31, 2009.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital. The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will likely continue to have an adverse impact on our return on equity until such funds can be deployed into higher yielding assets.  The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the three months ended September 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2010, there has not been any material change to the market risk disclosure from that contained in Old Fox Chase Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009 and our Prospectus filed pursuant to Rule 424(b) (3) of the Securities Act of 1933 as amended, on May 24, 2010.

Item 4T. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, there are various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on May 24, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010, which could materially affect our business, financial condition or future results.  As of September 30, 2010, the risk factors of the Company have not changed materially from those reported in the Prospectus and Form 10-Q, except as discussed above.  The risks described in our Prospectus and Form 10-Q are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                    Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Fox Chase Bancorp, Inc. (1)
3.2	Bylaws of Fox Chase Bancorp, Inc. (1)
4.0	Stock Certificate of Fox Chase Bancorp, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 as initially filed with the Securities and Exchange Commission on March 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated: November 8, 2010	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: November 8, 2010	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)