Form 10-K
period 2010-12-31
Fox Chase Bancorp Inc
filed 2011-03-14
CIK 1485176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-54025

FOX CHASE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	35-2379633
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4390 Davisville Road, Hatboro, Pennsylvania	19040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 682-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2010 was approximately $132.1 million. Solely for purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of March 3, 2011 was 14,547,173.

DOCUMENTS INCORPORATED BY REFERENCE

None.

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Fox Chase Bancorp, Inc. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Fox Chase Bancorp, Inc.’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Fox Chase Bancorp, Inc. and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, deposit flows, competition, demand for loan products, and for financial services in Fox Chase Bancorp, Inc.’s market area, changes in real estate market values in Fox Chase Bancorp, Inc.’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this annual report titled “Risk Factors.”

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Fox Chase Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Unless the context indicates otherwise, all references in this annual report to “Company,” “we,” “us” and “our” refer to Fox Chase Bancorp, Inc. and its subsidiaries.

ITEM 1.                              BUSINESS

General

Fox Chase Bancorp, Inc. (the “Bancorp” or the “Company”) is a Maryland corporation that was incorporated in March 2010 to be the successor corporation to old Fox Chase Bancorp, Inc (“Old Fox Chase Bancorp”), the former stock holding company for Fox Chase Bank (the “Bank”), upon completion of the mutual-to-stock conversion of Fox Chase MHC, the former mutual holding company for Fox Chase Bank.

The mutual-to-stock conversion was completed on June 29, 2010.  In connection with the conversion, Bancorp sold a total of 8,712,500 shares of common stock at $10.00 per share in a related public offering.  Concurrent with the completion of the offering, each share of Old Fox Chase Bancorp’s common stock owned by public stockholders was exchanged for 1.0692 shares of Bancorp common stock.  In lieu of fractional shares, Old Fox Chase Bancorp shareholders were paid cash at a rate of $10.00 per share.  Additionally, as part of the mutual-to-stock conversion, the Bank’s Employee Stock Ownership Plan (the “ESOP”) acquired 348,500 shares, or 4.0% of Bancorp’s issued shares, at $10.00 per share. As a result of the offering and the exchange, as of December 31, 2010, Bancorp had 14,547,173 shares outstanding.  Net proceeds from the conversion and offering, after the loan made to the ESOP, were approximately $77.8 million.

Financial information presented in this Annual Report on Form 10-K is derived in part from the consolidated financial statements of Fox Chase Bancorp, Inc. and subsidiaries on and after June 29, 2010 and from the consolidated financial statements of Old Fox Chase Bancorp and subsidiaries prior to June 29, 2010.

Bancorp’s business activities consist of the ownership of the Bank’s capital stock and the management of the offering proceeds it retained. Bancorp does not own or lease any property. Instead, it uses the premises, equipment and other property of the Bank. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to the Bank. As a federally chartered savings and loan holding company, Bancorp is subject to the regulation of the Office of Thrift Supervision.

The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in its market areas. The Bank attracts deposits from the general public and uses those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial and consumer loans, which the Bank generally holds for investment. Fox Chase Bank also maintains an investment portfolio. The Bank is regulated by the Office of Thrift Supervision and its deposits are insured up to applicable legal limits under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation. The Bank is also a member of the Federal Home Loan Bank of Pittsburgh.

The Bank’s website address is www.foxchasebank.com. Information on our website should not be considered a part of this annual report.

Market Area

We are headquartered in Hatboro, Pennsylvania, which is approximately fifteen miles north of Center City, Philadelphia. We maintain two offices in Montgomery County, Pennsylvania, one office in each of Philadelphia, Chester and Delaware Counties, Pennsylvania and three offices in Bucks County, Pennsylvania. All eight of these branch offices are in the Philadelphia-Camden-Wilmington metropolitan statistical area. We maintain three offices in southern New Jersey, one in Atlantic County and two in Cape May County, New Jersey.

Philadelphia Market Area. The economy of our Philadelphia market area is primarily dominated by the service sector. According to published statistics, the population of the five-county area served by our branches totaled approximately 4.0 million in 2009. The economy in the Philadelphia market area contains a highly-educated workforce and a diverse local economy as traditional employers in the manufacturing and financial services industry have been bolstered by growth in the life sciences and health care industries as well as the information technology and communication sectors. The median household and per capita income in Bucks, Chester, Delaware and Montgomery Counties significantly exceeds the comparable figures for Pennsylvania as a whole, while the median household and per capita income in Philadelphia County trailed the comparable figures for Pennsylvania.

New Jersey Market Area. The economy of Atlantic County is dominated by the gaming industry in nearby Atlantic City. The economy of Cape May County is primarily geared towards tourism. According to published statistics, Atlantic County’s population in 2009 was approximately 272,000 and Cape May County’s population was approximately 96,000. The economy in Atlantic County began deteriorating as gaming revenues fell due to increased gaming competition from other states. Cape May County also generally benefits from the growth in and around Atlantic City, as many residents commute to that area for employment.  Although the economy in this market area had been strong in recent years it is predominately a resort area and the market for second homes and vacation rentals declined due to deteriorating economic conditions.  Additionally, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole. Also, the southern New Jersey market is located outside of a major metropolitan area, resulting in lower average income levels and a smaller portion of higher-paying, professional jobs.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held less than 2% of the deposits in each county in which our offices are located. In addition, larger banks such as Bank of America, Wells Fargo, Sovereign Bank, Citizens Bank of PA and TD Banknorth also operate in our market areas. These institutions are significantly larger than us and, therefore, have greater resources.

Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies, mortgage brokers and credit unions. Competition for loans also comes from non-depository financial service companies entering the mortgage and commercial lending markets such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our future growth.

Lending Activities

General. We generally originate loans for investment. The largest segments of our loan portfolio are one- to four-family residential real estate loans, multi-family and commercial real estate loans and commercial and industrial loans, and to a lesser extent, construction loans and consumer loans. We have added personnel to assist us in increasing our commercial loan portfolio, including hiring a team of commercial lenders and commercial credit and risk management professionals in 2006, establishing a regional lending group in Ocean City, New Jersey in 2008 and employing a middle-market lending team in 2009. These additions and our continued emphasis on increasing this segment of our portfolio has resulted in additional originations and servicing of multi-family and commercial real estate and commercial and industrial loans to individuals and businesses in our primary market areas.

One- to Four-Family Residential Real Estate Loans. The largest segment of our loan portfolio continues to be mortgage loans, which enable borrowers to purchase or refinance existing homes, most of which are owner occupied. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of current and expected future levels of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. Loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. The majority of our loan originations are loans provided to us by Philadelphia Mortgage Advisors, a mortgage banker in which Fox Chase Bank has a 45% ownership interest. The ability to originate loans through this investment allows Fox Chase Bank to continue to offer one-to four-family mortgage loans to a growing and diverse set of customers through additional distribution channels in a cost-effective manner. We have not originated or targeted subprime loans in our portfolio.

While one- to four-family residential real estate loans are normally originated with terms of up to 30 years, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period of one, three or five years. Interest rates and payments on these adjustable-rate loans generally are based on the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period with a lifetime interest rate cap of six percentage points over the initial interest rate of the loan.

Because of our branch locations in southern New Jersey, a portion of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2010, 18.4% of our one- to four-family mortgage loans were secured by second homes and 7.2% were secured by rental properties. If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically higher than comparable loans secured by primary or secondary residences. Generally mortgage loans secured by rental properties or second homes have a higher risk of default than mortgage loans secured by the borrower’s primary residence.

Historically, we generally did not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan is originated. During 2008, Fox Chase Bank began lowering its loan-to-value limits on certain loans due to deteriorating economic conditions and declining real estate values in Fox Chase Bank’s market area. At December 31, 2010, $1.7 million, or 0.7%, of our residential loans, had a loan-to-value ratio exceeding 90% of the loan. Private mortgage insurance is generally required for all first mortgage loans with loan-to-value ratios in excess of 80%. We require properties securing mortgage loans to be appraised by a Bank-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan.

At December 31, 2010, our largest outstanding one- to four-family residential real estate loan had an outstanding balance of $4.9 million and was secured by a single family home in Blue Bell, Pennsylvania. This loan was classified as impaired and nonperforming at December 31, 2010.

Multi-Family and Commercial Real Estate Loans. We offer fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate to individuals and small businesses in our primary market areas. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings and mixed-use properties with residential units, as well as office and retail space. While we have focused on increasing this segment of our loan portfolio over the last several years, we have become more selective in the types of properties and projects securing such loans due to deteriorating economic conditions.

We originate multi-family and commercial real estate loans with terms of up to 25 years. These loans are typically repaid or the term extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. Interest rates and payments on our adjustable-rate loans generally are based on the prime interest rate, although our policies permit interest rates to be based on the Constant Maturity Treasury Index, LIBOR or the federal funds rate. Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value. We require all properties securing multi-family and commercial real estate loans to be appraised by a Bank-approved independent licensed appraiser. Many multi-family and commercial real estate loans also are supported by personal guarantees.

At December 31, 2010, our largest outstanding multi-family or commercial real estate loan had an outstanding balance of $9.7 million and was secured by a movie theater chain in southern New Jersey. This loan was performing in accordance with its contractual terms at December 31, 2010.

Commercial and Industrial Loans. We also offer commercial business loans to professionals, sole proprietorships and small and mid-size businesses in our market area. Fox Chase Bank also occasionally purchases loan participations from other institutions to utilize excess capital and liquidity when we believe that such investments will provide an appropriate return. The maximum amount of our commercial loans is limited by our in-house loans to one borrower limit.

We offer secured and unsecured commercial term loans, which have a maturity of greater than one year and the payment of which is dependent on future earnings. The term for repayment of the loan will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally five to ten years. The unsecured term loan will generally have a term no longer than two years.  We also offer revolving lines of credit secured by business assets other than real estate, such as business equipment, inventory and accounts receivable, letters of credit and demand loans. We originate these loans on both a fixed-rate and adjustable-rate basis with terms up to 20 years. Adjustable-rate loans are based on the prime rate, although our policies permit interest rates to be based on the Constant Maturity Treasury Index, LIBOR or the federal funds rate and adjust either monthly, quarterly or annually. Where the borrower is a corporation, partnership or other entity, we generally require significant equity holders to be co-borrowers and in cases where they are not co-borrowers, we generally require personal guarantees from significant equity holders.

When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates, the value of the collateral and our assessment of management’s ability. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and may be supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan (90% for established borrowers pledging new equipment). As of December 31, 2010, we had line of credit commitments totaling $155.1 million, of which $70.9 million were outstanding.

At December 31, 2010, our largest commercial and industrial loan relationship was a warehouse line facility and term debt to Philadelphia Mortgage Advisors, a mortgage banker located in Blue Bell, Pennsylvania to which Fox Chase Bank has committed $15.0 million, of which $10.2 million is outstanding. Fox Chase Bank owns approximately 45% of Philadelphia Mortgage Advisors. The loan was performing in accordance with its contractual terms at December 31, 2010. Fox Chase Bank also has a warehouse line facility with another mortgage banker located in Marlton, New Jersey to which Fox Chase Bank has committed $15.0 million, of which $1.5 million is outstanding at December 31, 2010.  Our third largest commercial and industrial loan relationship at December 31, 2010 was a $15.0 million commitment, of which $11.1 million was outstanding, secured by business assets of a records management business in King of Prussia, Pennsylvania. These loans were performing in accordance with their contractual terms at December 31, 2010.

Construction Loans. We originate fixed-rate and adjustable-rate loans to individuals, builders and developers to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers and other owner-occupied properties used for businesses. Our construction loans generally provide for the payment or reserving of interest only during the construction phase, which is usually six to twelve months for residential properties and eighteen months or more for commercial properties. At the end of the construction phase, the loan is typically repaid with the proceeds from sales of individual residential units or is converted to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2010, we had loans secured by undeveloped and developed land that totaled $8.1 million. The terms and rates of our land loans are the same as our multi-family and commercial real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value which is insufficient to assure full repayment. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price. We did not make any loans secured by undeveloped and developed land in 2010.

At December 31, 2010, our largest residential construction loan was a seven-home residential development located in Wildwood Crest, New Jersey to which Fox Chase Bank has committed $6.3 million, of which $3.9 million was outstanding. This loan was classified as impaired and nonperforming at December 31, 2010.

At December 31, 2010, our largest outstanding commercial construction loan was for $10.0 million, of which $7.7 million was outstanding. This loan is secured by land and improvements to develop a 120-unit apartment complex in South Central Pennsylvania. This loan was performing in accordance with its contractual terms at December 31, 2010.

Consumer Loans. We offer a variety of consumer loans, including home equity loans and lines of credit, loans to individuals to purchase insurance policies, loans secured by certificate of deposits (share loans) and unsecured overdraft lines of credit.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Historically, we generally offer fixed-rate home equity loans with a maximum combined loan-to-value ratio of 90% and adjustable-rate lines of credit with a maximum combined loan-to-value ratio of 80%. We recently reduced the maximum loan-to-value from 90% to 80% on fixed-rate consumer loans due to declines in real estate values. At December 31, 2010, $661,000, or 1.3%, of our home equity loans and lines of credit had a loan-to-value ratio exceeding 90% of the loan. Home equity lines of credit have adjustable-rates of interest that are based on the prime interest rate. Home equity lines of credit generally require that only interest be paid on a monthly basis and have terms up to 20 years. Interest rates on these lines typically adjust monthly. We offer fixed-rate and adjustable-rate home equity loans. Home equity loans have terms that range from one to 15 years. We hold a first or second mortgage position on most of the homes that secure our home equity loans and home equity lines of credit.

We also provide a consumer loan product under which we will originate a fixed-rate or adjustable-rate loan on an owner-occupied one- to four-family residence, with a loan-to-value ratio of 80% of the secured property. We will then originate a home equity loan with a loan-to-value ratio of 10% of the secured property. The remaining 10% must be paid in cash by the borrower. Historically, Fox Chase Bank provided loans up to 95% loan to value, but since 2008 began tightening its credit standards for these loans. This product, sometimes referred to as combination financing or a piggyback loan, eliminates the need for private mortgage insurance. However, to obtain this product, the borrower must meet more rigorous underwriting criteria with respect to the one- to four-family residential real estate loan and home equity loan.

We finance insurance premiums for certain high net worth individuals, or their trusts, to purchase universal life insurance policies. We are named as primary beneficiary of the insurance policy and the loan is secured by the policy, a deposit escrow account, a limited guaranty of the sponsors of the program and limited personal guaranty of the insured party. Loans are non-amortizing, generally 27 months in duration and principal and accrued interest is payable due in full at maturity. At December 31, 2010, we had 14 such loans totaling $5.1 million.

We also offer unsecured overdraft lines of credit to certain retail customers for overdraft protection. These lines range between $500 and $7,500 and the rate and amounts are offered to customers based on their individual credit history. At December 31, 2010, we had 188 such loans totaling $231,000. Fox Chase Bank tightened its credit standards, based on pricing structure and a borrower’s individual credit score, for such loans in 2009 and 2010.

We offer consumer loans secured by certificates of deposit held at Fox Chase Bank with fixed interest rates and terms up to five years. We will offer such loans up to 90% of the principal balance of the certificate of deposit.

Loan Underwriting Risks

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability and collateral value of the underlying property also may be adversely affected in a higher interest rate environment. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental screens, surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials. Further, in connection with our ongoing monitoring of the loan, we typically will review the loan, cash flows of the underlying property and guarantors annually.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction, the estimated cost (including interest) of construction and the ability of the project to be sold or refinanced upon completion. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value that is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a borrower default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial and Industrial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s underlying business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than residential mortgage loans do, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Sales and Participations. Loan originations come from a number of sources. The primary source of loan originations is existing customers, walk-in traffic, advertising, referrals from customers and loans originated by our commercial relationship managers. We advertise in newspapers that are widely circulated throughout our market areas. Accordingly, we attract loans throughout our market areas. During 2007, Fox Chase Bank began originating loans through Philadelphia Mortgage Advisors, a mortgage banker in which Fox Chase Bank made a 20% investment. In February 2009, Fox Chase Bank increased its ownership interest in Philadelphia Mortgage Advisors to approximately 45%.

At December 31, 2010, we were a participating lender on nine loans relationships totaling $30.2 million, which are secured by commercial and residential real estate, lease payments and the assets of the businesses, including our purchase of shared national credits described below. These loans are being serviced by the lead lender. We expect to continue to purchase participation interests, primarily in commercial loans and commercial real estate loans, when such opportunities meet our investment returns and risk parameters. On these participation interests, we generally perform our own underwriting analysis before purchasing such loans and therefore believe there should not be a greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. In assessing whether to participate, we require a review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we require periodic updates on the loan from the lead lender.

Historically, we purchased participations in large syndicated loans known as shared national credits. While we have not purchased any such loans since January 2008, we still held $12.8 million of such loans in our portfolio at December 31, 2010, which represented five different loan relationships ranging from $1.5 million to $3.7 million. At December 31, 2010, one such loan relationship totaling $3.7 million was classified as substandard.

From time to time we will also sell participation interests in loans where we are the lead lender and servicer. At December 31, 2010, we were the lead lender on five loan relationships totaling $61.2 million, of which Fox Chase Bank owned $33.2 million and serviced $28.0 million for other banks. We expect in the future that we will continue to sell participation interests to local financial institutions, primarily with respect to commercial real estate and commercial and industrial loans that approach or exceed our lending limits or loans that are outside of our immediate market areas.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board has granted authority to approve residential and consumer loans up to $300,000 to the Assistant Manager of the Consumer Lending Department and up to $450,000 to the Vice President of Residential Mortgage Lending and the Vice President of Consumer Lending. The Board has granted authority to approve commercial loans up to $1.5 million to the Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and the Credit Risk Manager and certain other senior lenders.  All such loans are approved under dual authority.  Commercial loans between $1.5 million and $2.75 million can be approved based on dual authority from the Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and the Credit Risk Manager. Loans in excess of $2.75 million and up to $4.5 million require the approval by the Officers Loan Committee, consisting of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and other experienced lenders and officers as appointed by the Board from time to time. Loans or groups of loans between $4.5 million and $10.0 million require the approval of the Executive Officers Loan Committee, consisting of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer, the Credit Risk Manager and other senior lending officers of Fox Chase Bank. Loans greater than $10.0 million are required to be approved by the Executive Officers Loan Committee and ratified by the Risk Management Committee of the Board of Directors.

Loans to One Borrower. The maximum amount we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2010, our general regulatory limit on loans to one borrower was approximately $23.1 million. At that date, our three largest lending relationships were all commitments of $15.0 million.  The first is a warehouse line facility and term debt to Philadelphia Mortgage Advisors, a mortgage banker located in Blue Bell, Pennsylvania to which Fox Chase Bank has committed $15.0 million, of which $10.2 million is outstanding. Fox Chase Bank owns approximately 45% of Philadelphia Mortgage Advisors. Fox Chase Bank also has a warehouse line facility with another mortgage banker located in Marlton, New Jersey to which Fox Chase Bank has committed $15.0 million, of which $1.5 million is outstanding at December 31, 2010.  Our third largest commercial and industrial loan at December 31, 2010 was a $15.0 million commitment, of which $11.1 million was outstanding, secured by business assets of a records management business in King of Prussia, Pennsylvania. All of these loans were performing in accordance with their contractual terms at December 31, 2010.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire within 60 days.

Investment Activities

The Board of Directors reviews and approves our investment policy annually. The Risk Management Committee of the Board of Directors is responsible for establishing policies for conducting investment activities, including the establishment of risk limits. The Risk Management Committee of the Board of Directors reviews investment transactions on a monthly basis and monitors the composition and performance of the investment portfolio on a quarterly basis. The Board has directed the Chief Financial Officer to implement the investment policy.

The investment portfolio is primarily viewed as a source of liquidity. The investment portfolio management policy is designed to:

1.                       absorb funds when loan demand and deposit outflows are low and infuse funds into loans when loan demand is high and to fund deposit outflows;

2.                       generate a favorable return on investments within established risk parameters;

3.                       provide income consistent with our liquidity and safety requirements, while providing a suitable balance of quality and diversification to our balance sheet;

4.                       have collateral available for pledging requirements; and

5.                       provide a medium for the implementation of certain interest rate risk management measures intended to establish and maintain an appropriate balance between the sensitivity to changes in interest rates.

We have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal and state agencies and municipal governments, mortgage and asset-backed securities, corporate debt instruments, trust preferred securities and certificates of deposit of federally insured institutions. Within certain regulatory and policy limits, we also may invest a percentage of our capital in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock.

At December 31, 2010, our investment portfolio totaled $363.1 million and consisted primarily of mortgage-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae and, to a lesser extent, mortgage related securities issued by private issuers, securities of state and municipal governments and corporate debt.

Deposit Activities and Other Sources of Funds

General. Deposits, other borrowings, repayments on loans and investment securities are the major sources of our funds for lending and other investment purposes. Loan and investment security repayments are a relatively stable source of funds, while deposit flows and loan and mortgage related investment security prepayments are significantly influenced by general interest rates and economic conditions.

Deposit Accounts. Substantially all of our depositors are residents of the Commonwealth of Pennsylvania or the State of New Jersey. We attract deposits in our market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. At December 31, 2010, we did not utilize brokered deposits. However, our liquidity policy provides for the use of brokered deposits as an alternative source of funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on a variety of retail and business deposit products.

Cash Management Services.  We also offer a variety of deposit accounts and services designed for businesses operating in our market area. Our business banking deposit products include a variety of commercial checking, savings, and money market accounts for small businesses and middle market companies. We also offer cash management products including remote deposit capture, investment and borrowing sweep services, electronic payment initiation, and fraud mitigation products.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh and two other large commercial banks to provide additional liquidity, aside from deposits, to fund our loans and investments. As of December 31, 2010, Fox Chase Bank had outstanding borrowings of $122.8 million with the Federal Home Loan Bank and $50.0 million with other commercial banks.

The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally mortgage related securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of December 31, 2010, we had 127 full-time employees and 21 part-time employees. We believe our relationship with our employees is good.

Subsidiaries

Fox Chase Bank established Fox Chase Financial, Inc. in 1999. As a Delaware-chartered corporation investment company, Fox Chase Financial manages and holds investment securities.

In February 2009, Fox Chase Bank established Fox Chase Service Corporation as a wholly-owned subsidiary. A Pennsylvania-chartered corporation, Fox Chase Service Corporation made and manages Fox Chase Bank’s investment in Philadelphia Mortgage Advisors. Philadelphia Mortgage Advisors is a licensed mortgage banker in Pennsylvania, New Jersey and Delaware that originates first and second mortgages for resale into the secondary market and to third party investors. The majority of Philadelphia Mortgage Advisors’ customers are located in the Philadelphia metropolitan area, Delaware and New Jersey. Fox Chase Bank currently owns a 45.1% interest in Philadelphia Mortgage Advisors through Fox Chase Service Corporation.

Regulation and Supervision

General

As a savings and loan holding company, Fox Chase Bancorp is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision.  Fox Chase Bank, an insured federal savings bank, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits.

Fox Chase Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Fox Chase Bank must file reports with the Office of Thrift Supervision concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision to evaluate Fox Chase Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Fox Chase Bancorp and Fox Chase Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed by the President on July 21, 2010, provides for the regulation and supervision of federal savings institutions like Fox Chase Bank to be transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the agency that regulates national banks.  The Office of the Comptroller of the Currency will assume primary responsibility for examining Fox Chase Bank and implementing and enforcing many of the laws and regulations applicable to federal savings institutions.  The Office of Thrift Supervision will be eliminated.  The transfer will occur one year from the July 21, 2010 enactment of the Dodd-Frank Act, subject to a possible six month extension.  At the same time, the responsibility for supervising and regulating savings and loan holding companies will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.  The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

Fox Chase Bank completed its conversion from the partially public mutual holding company form of organization to the fully public stock holding company structure on June 29, 2010.  Office of Thrift Supervision regulations provide, among other things, that for a period of three years following the date of the completion of the conversion, no person, acting singly or together with associates in a group of persons acting in concert, may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of a class of Fox Chase Bancorp’s equity securities without the prior written approval of the Office of Thrift Supervision.  In addition, Office of Thrift Supervision regulations require that Fox Chase Bancorp may not deregister its common stock for a period of at least three years following the conversion and provide that Fox Chase Bancorp may not make a distribution to shareholders that would constitute a return of capital during the three years following the completion of the conversion.  As a result of these restrictions, the Office of Thrift Supervision required Fox Chase Bank to maintain a charter that subjects Fox Chase Bank to the Office of Thrift Supervision’s jurisdiction for three years following the completion of the conversion.

Certain of the regulatory requirements that are or will be applicable to Fox Chase Bank and Fox Chase Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Fox Chase Bank and Fox Chase Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

Business Activities. The activities of federal savings banks, such as Fox Chase Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2010, Fox Chase Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts.  Fox Chase Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations.  Assessment rates currently range from seven to 77.5 basis points of assessable deposits.  The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

On February 7, 2011, the Federal Deposit Insurance Corporation approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act.  The final rule, which will take effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity.  Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets.  For purposes of the final rule, tangible equity is defined as Tier 1 capital.  Prior to the April 1, 2011 effective date of the final rule, the Federal Deposit Insurance Corporation will continue to calculate the assessment base from adjusted domestic deposits.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.

In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000.  That coverage was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  Fox Chase Bank participates in the unlimited noninterest- bearing transaction account coverage and Fox Chase Bank and Fox Chase Bancorp opted not to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2010 averaged 1.05 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Fox Chase Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing.  The management of Fox Chase Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test (“QTL Test”). Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2010, Fox Chase Bank maintained 72.4% its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Fox Chase Bank, it is a subsidiary of a holding company. If Fox Chase Bank’s capital ever fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Fox Chase Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits Fox Chase Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Fox Chase Bank, including Fox Chase Bancorp and their other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Fox Chase Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Fox Chase Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Fox Chase Bank may make to insiders based, in part, on Fox Chase Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

The Office of the Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority as to federal savings associations pursuant to the Dodd-Frank Act regulatory restructuring.

Assessments. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio. The Office of Thrift Supervision assessments paid by Fox Chase Bancorp and Fox Chase Bank for the year ended December 31, 2010 totaled $264,000.

Federal Home Loan Bank System. Fox Chase Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Fox Chase Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Fox Chase Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2010 of $9.9 million.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These and similar requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2010, require a 3% ratio for up to $58.8 million and an exemption of $10.7 million. Fox Chase Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations

Fox Chase Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•           Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•           Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•           Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•           Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•           Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•           rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Fox Chase Bank also are subject to the:

•           Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•           Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•           Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. Fox Chase Bancorp is subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over Fox Chase Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Fox Chase Bank. As a unitary savings and loan holding company, Fox Chase Bancorp is able to engage only in activities permitted to a financial holding company and those permitted for a multiple savings and loan holding company, which includes non-banking activities that the Federal Reserve Board has determined to be permissible for bank holding companies.

The Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies.  That will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six month extension.

Activities Restrictions.  Under prior law, a unitary savings and loan holding company, such as Fox Chase Bancorp, was not generally restricted as to the types of business activities in which it may engage, provided that Fox Chase Bank continued to be a qualified thrift lender.  The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings association after May 4, 1999 unless the company engages only in the activities permitted for financial holding companies under law (which includes activities permitted for bank holding companies) or for multiple savings and loan holding companies as described below.  Further, the Gramm-Leach-Bliley Act specified that existing savings and loan holding companies may only engage in such activities.  The Gramm-Leach-Bliley Act grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings association subsidiary continues to comply with the QTL Test. Upon any non-supervisory acquisition by Fox Chase Bancorp of another savings association or savings bank that meets the qualified thrift lender test and is deemed to be a savings association by the Office of Thrift Supervision, Fox Chase Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.  The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conducts the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision considers, among other things, factors such as the financial and managerial resources and future prospects of Fox Chase Bancorp and institution involved, the effect of the acquisition on the risk to the deposit insurance fund, the convenience and needs of the community and competitive effects.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions:  (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends.  Fox Chase Bank must notify the Office of Thrift Supervision thirty (30) days before declaring any dividend to Fox Chase Bancorp.  The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Regulatory Restructuring Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Act, which is legislation that restructures the regulation of depository institutions.  In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations.  As a result, it will be some time before their impact on operations can be assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for Fox Chase Bancorp and Fox Chase Bank.

Federal Securities Laws

Fox Chase Bancorp common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, Fox Chase Bancorp files quarterly and annual reports with the Securities and Exchange Commission and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.

ITEM 1A.                     RISK FACTORS

Our nonperforming assets remain elevated and we may be required to make increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For 2010, we recorded a provision for loan losses of $6.2 million compared to a provision for loan losses of $9.1 million in 2009. We also recorded net loan charge-offs of $4.4 million in 2010 compared to net loan charge-offs of $4.7 million in 2009. Our non-performing assets decreased to $29.8 million or 2.72% of total assets and 20.2% of Tier I capital, at December 31, 2010 from $33.7 million, or 2.87% of total assets or 33.9% of Tier 1 capital, at December 31, 2009. Our continued level of nonperforming assets was primarily due to the weakened economy and the soft real estate market. If the economy and/or the real estate market continues to weaken, we may be required to add further reserves to our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of and trends in our nonperforming, delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, anticipated duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges, the effect of the current and future economic conditions on collateral values and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

Federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Current economic conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. Our local economy has mirrored the overall economy. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in the counties in which we have offices in Pennsylvania and New Jersey. As a result of this concentration, a prolonged or more severe downturn in the local economy, especially in southern New Jersey, which has been more severely affected by the recession due to its dependence on the gaming and tourism industries, could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit, which would hurt our revenues.

Our emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2010, $329.9 million, or 50.4%, of our loan portfolio consisted of multi-family and commercial real estate and commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our multi-family and commercial real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Further, unlike one- to four-family real estate loans or multi-family and commercial real estate loans, commercial business loans may be secured by collateral other than real estate the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

The unseasoned nature of our commercial loan portfolio may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our multi-family and commercial real estate and commercial business portfolio has increased $220.3 million, or 201%, from $109.6 million at December 31, 2007 to $329.9 million at December 31, 2010. A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability, especially in this period of continued declining and unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.

At December 31, 2010, $238.6 million, or 36.4%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $49.7 million, or 7.6%, of our loan portfolio consisted of home equity loans and home equity lines of credit. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Because of our locations in southern New Jersey, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2010, 18.4% of our one- to four-family mortgage loans were secured by second homes and 7.2% were secured by rental properties. These loans generally are considered to be more risky than loans secured by the borrower’s permanent residence, since the borrower is typically more dependent on rental income to meet debt service requirements, in the case of rental property, and when in financial difficulty is more likely to make payments on the loan secured by the borrower’s primary residence before a vacation home.

Our construction loan portfolio may expose us to increased credit risk.

At December 31, 2010, our construction portfolio was $31.2 million, of which $24.8 million represented loans to finance the construction of condominiums, apartment buildings and residential developments. As a result of the deterioration in local economic conditions in 2008 and 2009, loans secured by residential real estate developments experienced a slowdown in sales activity. In general, construction projects provide for an interest reserve that is utilized to pay the interest until a period of time until the project is expected to produce positive cash flows. To the extent such economic conditions continue, construction loan borrowers could fully utilize their interest reserve before the project is able to generate cash flows. If a borrower has insufficient liquidity to pay interest on such projects, the loan could become impaired and require an increase in the allowance for loan losses which would adversely impact our results of operations. This situation is exacerbated as all construction loans either matured in 2010 or will mature in 2011. Our ability to work with a borrower to modify or restructure their existing loan to avoid loss lessens as the loan approaches its maturity date.

Turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, these efforts may not be successful in restoring industry, economic or market conditions to their previous levels and may not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including Fox Chase Bancorp, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

Changes in interest rates could have a material adverse effect on our earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate residential loan portfolio and fixed-rate residential related mortgage backed securities will have been originated at those lower rates and borrowers may be more reluctant to refinance or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.

Our business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $282.6 million, or 34.7%, from $812.9 million at December 31, 2007, to $1.09 billion at December 31, 2010, primarily due to increases in investment securities and multi-family and commercial real estate loans funded by growth in deposits and proceeds from our stock offering in June 2010. Over the long term, we expect to continue to experience growth in assets, deposits and the scale of our operations. However, achieving our growth targets requires us to successfully execute our business strategies, which include continuing to diversify our loan portfolio with more commercial lending thereby recognizing the value of our investments in personnel in that area. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet our more stringent underwriting standards. While we believe we have the resources and internal systems in place to successfully achieve and manage our future growth, growth opportunities may not be available and we may not be able to successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security.

Companies are required to record other-than-temporary impairment if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment for the amount of credit losses, regardless of the intent or requirement to sell. We evaluate investments that have a fair value less than book value for other-than-temporary impairment on a quarterly basis. We have one private label residential mortgage-related security, which we recorded a $605,000 other-than-temporary impairment charge as of June 30, 2009, $157,000 of which was recognized on the statement of operations and $448,000 of which was recognized in the statements of condition in other comprehensive income (before taxes). This security had an amortized cost of $559,000, a fair value of $166,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income of $393,000 at December 31, 2010.  Additionally, at December 31, 2010, we had four private label commercial mortgage-related securities with a book value of $11.4 million and a fair market value of $11.8 million. Changes in the expected cash flows, credit enhancement levels or credit ratings of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other-than temporary, which would require a charge to earnings to write down the value of these securities. Any charges for other-than-temporary impairment would not impact cash flows, tangible capital or liquidity.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Board of Governors of the Federal Reserve System.  The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions, such as the Bank, will be reduced as well, and State Attorneys General will have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

Increased and/or special FDIC assessments will hurt our earnings.

Current economic conditions have caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $536,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $5.0 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Fox Chase Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

As a member bank, we own stock in the Federal Home Loan Bank of Pittsburgh, which is experiencing financial difficulties.

Our agreement with the Federal Home Loan Bank of Pittsburgh requires us to purchase capital stock in the Federal Home Loan Bank of Pittsburgh commensurate with the amount of our advances and unused borrowing capacity. This stock is carried at cost and was $9.9 million at December 31, 2010. If the Federal Home Loan Bank of Pittsburgh is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows.

Additionally, in December 2008, the Federal Home Loan Bank of Pittsburgh announced that, as a result of deterioration in earnings, it did not intend to pay a dividend on its common stock for the foreseeable future, which included not paying a dividend for all of 2009 and 2010. Moreover, the Federal Home Loan Bank of Pittsburgh indicated that it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements.

Strong competition within our market areas could reduce our profits.

We face intense competition in making loans, attracting deposits and attracting and retaining key employees. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. It has also made it more difficult and costly to attract and hire employees with the level of expertise we require to implement our strategic plan. Additional compensation expense increases noninterest expense, reducing net income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2010, the most recent date for which information is available, we held less than 2% of the deposits in each county in which our offices are located. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

We currently conduct business through our eleven full-service banking offices in Hatboro, Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Media and West Chester, Pennsylvania and Ocean City, Egg Harbor Township and Marmora, New Jersey. We also operate an administrative office in Blue Bell, Pennsylvania. We own all of our offices, except for those in Media and Blue Bell. The lease term for our Media office expires upon three months notice. The lease for our Blue Bell office expires in 2012. The net book value of the land, buildings, furniture, fixture and equipment owned by us was $10.7 million at December 31, 2010.

ITEM 3.          LEGAL PROCEEDINGS

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

ITEM 4.          [REMOVED AND RESERVED]

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Stock Market (“Nasdaq”) under the trading symbol “FXCB.” The following table sets forth the quarterly high and low sales prices of Fox Chase Bancorp’s common stock for the two most recently completed fiscal years, as reported by Nasdaq.  Prices prior to June 29, 2010 are for Old Fox Chase Bancorp, Inc. and have been adjusted for the 1.0692 exchange ratio applied as part of the mutual-to-stock conversion.  The Company did not declare any dividends to its stockholders during the years ended December 31, 2010 and 2009. See Item 1, “Business—Regulation and Supervision—Federal Banking Regulation— Limitation on Capital Distributions” and note 12 in the notes to the consolidated financial statements for more information relating to restrictions on the Bank’s ability to pay dividends to the Company and the Company’s payment of dividends. As of March 3, 2011, the Company had approximately 879 holders of record of common stock.

2010:	High	Low

Fourth Quarter	$11.87	$9.38
Third Quarter	$9.82	$9.17
Second Quarter	$10.83	$9.57
First Quarter	$10.33	$8.22

2009:	High	Low

Fourth Quarter	$9.90	$8.78
Third Quarter	$9.45	$8.84
Second Quarter	$9.96	$8.48
First Quarter	$10.29	$7.61

Stock Performance Graph

The following graph compares the cumulative total return of the Company common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all SIC). The graph assumes that $100 was invested at $12.11 per share, which was the closing price of the Company’s common stock on October 2, 2006, the first day of trading of the Company’s common stock on the Nasdaq Stock Market. Prices prior to June 29, 2010 are for Old Fox Chase Bancorp, Inc. and have been adjusted for the 1.0692 exchange ratio applied as part of the mutual-to-stock conversion.  Cumulative total return assumes reinvestment of all dividends.

	Period Ending
Index	10/02/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Fox Chase Bancorp, Inc.	100.00	104.25	88.03	84.94	73.51	97.84
NASDAQ Composite	100.00	108.15	119.67	71.83	104.41	123.36
SNL Mid-Atlantic Thrift	100.00	107.97	88.89	73.67	70.26	80.67

Purchases of Equity Securities

The Company did not repurchase any shares in the year ended December 31, 2010 and currently has no publicly announced repurchase programs.  Under current Office of Thrift Supervision regulations, we may not repurchase shares of our common stock until June 29, 2011, except to fund equity benefit plans other than stock options or, with prior regulatory approval, when extraordinary circumstances exist.

ITEM 6.          SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is derived in part from the audited consolidated financial statements that appear in this annual report.

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Financial Condition Data:
Total assets	$1,095,503	$1,173,818	$931,270	$812,919	$756,985
Cash and cash equivalents	38,314	65,418	3,944	31,275	134,441
Securities available-for-sale	311,303	422,467	294,723	296,304	228,432
Securities held-to-maturity	51,835	—	—	—	—
Loans receivable, net	642,653	631,296	588,975	447,035	355,617
Loans held for sale	—	—	—	—	1,194
Deposits	711,763	858,277	608,472	585,560	596,534
Federal Home Loan Bank advances	122,800	137,165	146,379	80,000	30,000
Other borrowed funds	50,000	50,000	50,000	20,000	—
Total stockholders’ equity	205,704	123,634	121,220	122,371	125,645

Operating Data:
Interest income	$49,285	$51,398	$45,884	$41,057	$37,177
Interest expense	21,725	27,635	24,061	22,250	20,459
Net interest income	27,560	23,763	21,823	18,807	16,718
Provision (credit) for loan losses	6,213	9,052	2,900	425	(5,394)
Net interest income after provision (credit) for loan losses	21,347	14,711	18,923	18,382	22,112
Noninterest income	3,889	3,767	1,405	2,696	2,073
Noninterest expenses	21,372	20,333	18,948	18,688	19,867
Income (loss) before income taxes	3,864	(1,855)	1,380	2,390	4,318
Income tax provision (benefit)	1,120	(827)	165	460	684
Net income (loss) (1)(2)	$2,744	$(1,028)	$1,215	$1,930	$3,634
Per Share Data:
Earnings (loss) per share, basic (1)(3)	$0.20	$(0.07)	$0.08	$0.13	$0.13
Earnings (loss) per share, diluted (1)(3)	$0.20	$(0.07)	$0.08	$0.13	$0.13

(1)      On September 29, 2006, Fox Chase Bancorp completed its initial public offering of common stock. Accordingly, the consolidated financial statements include Fox Chase Bancorp beginning on September 29, 2006. The consolidated financial statements and related notes include only the activity and balances of Fox Chase Bank and its subsidiary through September 29, 2006. Earnings per share information for 2006 is only for September 29, 2006 through December 31, 2006 due to Fox Chase Bank’s reorganization into the mutual holding company form and Fox Chase Bancorp’s related initial public offering.

(2)      Net income for 2006 reflects a charge of $1.5 million for the contribution made to the Fox Chase Bank Charitable Foundation in connection with our initial public offering.

(3)      On June 29, 2010, Fox Chase Bancorp completed its mutual-to-stock conversion from the mutual holding company to stock form of organization.  Concurrent with the completion of the conversion, each share of Old Fox Chase Bancorp’s outstanding common stock held by public stockholders was exchanged for 1.0692 shares of Bancorp common stock.  All share related information for periods prior to the conversion is converted at that ratio.

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006
Performance Ratios:
Return on average assets	0.24%	(0.09)%	0.14%	0.26%	0.49%
Return on average equity	1.65	(0.82)	1.00	1.54	4.59
Interest rate spread (1)	1.98	1.75	2.01	1.85	1.90
Net interest margin (2)	2.42	2.16	2.59	2.60	2.33
Noninterest expense to average assets	1.83	1.81	2.18	2.48	2.66
Efficiency ratio (3)	71.1	79.9	82.0	91.8	105.8
Average interest-earning assets to average interest-bearing liabilities	121.7	115.6	119.7	123.7	113.5
Average equity to average assets	14.30	11.11	13.98	16.66	10.58

Capital Ratios:
Total equity to total assets	18.78	10.53	13.02	15.05	16.60
Tier 1 capital (to adjusted assets) (4)	13.60	8.51	10.70	12.03	12.49
Tier 1 capital (to risk-weighted assets) (4)	22.53	15.41	18.11	21.78	26.79
Total risk-based capital (to risk-weighted assets) (4)	23.76	16.57	19.25	22.54	27.62

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.90	1.65	1.05	0.75	0.82
Allowance for loan losses as a percent of nonperforming loans and accruing loans 90 days or more past due	46.71	35.73	107.01	412.21	91.44
Net charge-offs to average outstanding loans during the period	0.67	0.75	—	—	—
Nonperforming loans as a percent of total loans	4.07	4.62	0.98	0.18	0.90
Nonperforming assets as a percent of total assets	2.72	2.87	0.63	0.10	0.43

Other Data:
Number of:
Deposit accounts	46,784	52,416	49,252	52,817	55,957
Offices	11	11	11	11	11

(1)      Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)      Represents net interest income as a percent of average interest-earning assets.

(3)      Represents noninterest expense, excluding provision for loss on other real estate owned, divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities, premises and equipment and other real estate owned.  For 2006, reflects a charge of $1.5 million for the contribution made to the Fox Chase Bank Charitable Foundation in connection with our initial public offering.

(4)      Ratios are for Fox Chase Bank.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated statements of condition as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010 that appear elsewhere in this annual report.

General Overview

We conduct community banking activities by accepting deposits and making loans in our market area. Our lending products include residential mortgage loans, multi-family and commercial real estate loans, commercial and industrial loans and, to a lesser extent, construction and consumer loans. We also maintain an investment portfolio consisting primarily of mortgage-backed securities to manage our liquidity and interest rate risk. Our loan and investment portfolios are funded with deposits as well as collateralized borrowings from the Federal Home Loan Bank of Pittsburgh and commercial banks.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Our net interest income is affected by a variety of factors, including the mix of interest-earning assets in our portfolio and changes in levels of interest rates. Growth in net interest income is dependent upon our ability to prudently manage the balance sheet for growth, combined with how successfully we maintain or increase net interest margin, which is net interest income as a percentage of average interest-earning assets.

A secondary source of income is noninterest income, or other income, which is revenue that we receive from providing products and services. The majority of our non-interest income generally comes from fee income on deposit accounts such as cash management fee income on commercial accounts and service charge income on retail accounts as well as loan fee income from mortgage servicing and lending relationships such as unused line fees and warehouse line satisfaction fees. We also earn income on bank-owned life insurance and receive income from our investment in Philadelphia Mortgage Advisors. In some years, we recognize income from the sale of loans, securities and other real estate owned.

Provision for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectability. The allowance is established through the provision for loan losses, which is charged against income. Charge-offs, if any, are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Expenses. The noninterest expense we incur in operating our business consists of salaries, benefits and other compensation expenses, occupancy and furniture and equipment expenses, data processing costs, professional fees, marketing expenses, Federal Deposit Insurance Corporation premiums and various other miscellaneous expenses.

Our largest noninterest expense is for salaries, benefits and other compensation, which consists primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans, director and committee fees and other employee benefits, including employer 401(k) plan contributions, employee stock ownership plan allocations and equity incentive awards, such as stock options and shares of restricted stock.

Occupancy expenses include the fixed and variable costs of buildings such as depreciation charges, maintenance, real estate taxes and costs of utilities. Depreciation of premises is computed using the straight-line method based on the useful lives of the related assets, which range from ten to 39 years for buildings and premises. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

Furniture and equipment expenses, which are the fixed and variable costs of furniture and equipment, consist primarily of depreciation charges, furniture and equipment expenses and maintenance. Depreciation of equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to seven years for furniture, fixtures and equipment.

Data processing costs include fees paid to our third-party data processing service and ATM expense.

Professional fees include fees paid to our independent auditors, co-sourced internal auditors, attorneys, compensation consultants, loan review specialists, interest rate risk management and certain costs associated with being a public company.

Marketing expenses include expenses for advertisements, promotions and premium items and public relations expenses.

Federal Deposit Insurance Corporation assessments are a specified percentage of assessable deposits, depending on the risk characteristics of the institution. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC increased its assessment rates for 2009 and 2010 and also charged a special assessment to increase the balance of the insurance fund. Our special assessment amounted to $536,000 in 2009.

Other real estate owned (“OREO”) expense includes holding costs related to OREO properties such as real estate taxes and insurance.  Valuation allowance on OREO represents reductions to carrying value of OREO property based on updated impairment analyses.

Other expenses include expenses for stationary, printing, supplies, telephone, postage, contributions and donations, regulatory assessments, insurance premiums, certain public company expenses and other fees and expenses.

Our Business Strategy

Our goal is to be the leading relationship-based business and consumer bank in the markets we serve by delivering a wide array of financial products and personalized customer service. The following are the key elements of our business strategy:

•                  Improve earnings through asset diversification and growth. Loan diversification improves our earnings because commercial real estate and commercial business loans generally have higher interest rates than residential mortgage loans. In this regard, we have added personnel to assist us in increasing our commercial loan portfolio, including hiring a team of commercial lenders and commercial credit and risk management professionals in 2006, establishing a regional lending group in Ocean City, New Jersey in 2008 and employing a middle-market lending team in 2009. Further, by offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate and providing access to senior officers, we can distinguish ourselves from the larger banks operating in our market area. At the same time, our capital base and greater product mix enables us to effectively compete against smaller banks. We are also seeking to increase our commercial deposits and use of our cash management services through our increase in commercial lending. Going forward, we will also continue our historical practice of originating residential mortgage loans secured by homes in our market area, but would anticipate residential mortgage loans becoming a smaller percentage of our total loan portfolio.

•                  Improve asset quality. We have sought to maintain our asset quality and moderate credit risk by using conservative underwriting standards. Our non-performing assets increased significantly in 2009, due to weakened economic conditions, with a modest decline during 2010. This resulted in further tightening of our underwriting standards, including reducing loan-to-value ratios, and de-emphasizing certain types of lending, such as construction loans. Further, we have strengthened our oversight of problem assets through the formation of a special assets department in December 2009. The department, which in run by our chief operating officer and consists of three other loan and credit administration officers, increases the frequency with which classified and criticized credits are reviewed and aggressively act to resolve problem assets. Although we intend to continue our efforts to originate commercial real estate and business loans, we intend to manage loan exposures and concentrations through conservative loan underwriting and credit administration standards.

•                  Improve our funding mix by focusing on core deposits. Our strategic focus is to emphasize total relationship banking with our customers to internally fund our loan growth. We believe that continued focus on customer relationships will help to increase our level of core deposits (demand, savings and money market accounts). We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. In addition to our retail branch network, we offer on-line banking and a variety of deposit accounts designed for the businesses operating in our market area, including remote capture products, sweep accounts and other cash management products and services.

•                  Actively manage our balance sheet. Current economic conditions have underscored the importance of a strong balance sheet. We strive to achieve this through managing our interest rate risk and maintaining strong capital levels, loan loss reserves and liquidity. Diversifying our asset mix not only improves our net interest margin but also reduces the exposure of our net interest income and earnings to interest rate risk. We will continue to manage our interest rate risk by diversifying the type and maturity of our assets in our loan and investment portfolios and monitoring the maturities in our deposit portfolio. It is expected that existing minimum regulatory capital ratios may be increased by Fox Chase Bank regulatory agencies in response to current market conditions and the recession.

•                  Grow through geographic expansion. Since our initial public offering in 2006, we have opened two branches. We intend to continue to pursue expansion in our market area in strategic locations that maximize growth opportunities and we believe the recent economic recession and increasing regulatory burden will increase the rate of consolidation in the banking industry. We will look to be opportunistic to expand through the acquisition of banks or other financial service companies, the acquisition of branches of other financial institutions or possibly through an FDIC assisted transaction of a troubled financial institution. We currently do not have any specific plans for any such acquisitions. We will consider those opportunities that will allow us to add complementary products to our existing business or expand our franchise geographically.

•                  Continued expense control. Management continues to focus on the level of non-interest expenses and methods to identify cost savings opportunities, such as reviewing the number of employees, renegotiating key third-party contracts and reducing certain other operating expenses. Excluding premiums imposed by the Federal Deposit Insurance Corporation of $1.4 million, $1.8 million and $176,000 in 2010, 2009 and 2008, respectively, our non-interest expenses were $20.0 million, $18.5 million and $18.8 million for 2010, 2009 and 2008, respectively. The increase in 2010 was primarily due to increased legal costs, holding costs and valuation adjustments related to other real estate owned.

•                  Continue to serve as a strong community citizen. As a community bank operating for more than 140 years, we are uniquely positioned to understand the financial needs of our local customers. Further, we believe it is the role of a community bank to operate as a good corporate citizen. Towards that end, in 2006, we established the Fox Chase Bank Charitable Foundation and funded it with 144,342 shares of Old Fox Chase Bancorp common stock and $150,000 in cash. The foundation provides grants to non-profit organizations and programs in the communities we serve. We also provide support to organizations with which our board members, employees and customers are involved through our participation in the Neighborhood Commitment Program.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectability. The allowance is established through the provision for loan losses, which is charged against income. Management estimates the allowance balance required using loss experience in particular segments of the portfolio, trends in industry charge-offs by particular segments, the size and composition of the loan portfolio, trends and absolute levels of nonperforming loans, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends and absolute levels within different risk ratings, and changes in existing general economic and business conditions affecting our lending areas and the national economy.

Additionally, for loans identified by management as impaired, management will provide a reserve based on the expected discounted cash flows of the loan, or for loans determined to be collateral dependent, a reserve is established based on appraised value less costs to sell. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if actual conditions differ substantially from the assumptions used in making the evaluation. Further, current weak economic conditions, such as high unemployment and depressed real estate values, have increased the uncertainty inherent in these estimates and assumptions. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” below and the notes to the consolidated financial statements included in this annual report.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Specifically, during 2006, Fox Chase Bancorp made a charitable contribution in the amount of $1.5 million which created a deferred tax asset of $510,000. Utilization of this charitable contribution carryover is limited to 10% of taxable income on an annual basis.  Fox Chase Bancorp was able to generate sufficient taxable income from 2007 to 2010 to fully utilize this carryover by December 31, 2010.

Valuation and Other-Than-Temporary Impairment of Investment Securities. Investment securities are reviewed quarterly to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its current carrying value, management is required to assess whether the decline is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, and the probability, extent and timing of a valuation recovery and Fox Chase Bancorp’s intent to sell the security or if it is more likely than not that the security will be required to be sold before recovery of its amortized cost. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates of equity market declines. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income. Fox Chase Bancorp recorded an other-than-temporary impairment charge of $605,000 during the second quarter of 2009, $157,000 of which was recognized on the statement of operations and $448,000 of which was recognized on the statements of condition in other comprehensive income (before taxes). There was no additional other-than-temporary credit impairment charge on this investment in as of December 31, 2010. See Note 2 to the consolidated financial statements for a schedule that shows gross unrealized losses, fair value of securities as well as the impairment loss and other-than-temporary impairment write down, aggregated by security category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2010 and December 31, 2009, and Note 13 for a discussion related to the determination of fair value.

Balance Sheet Analysis

General. Total assets decreased $78.3 million to $1.10 billion at December 31, 2010 from $1.17 billion at December 31, 2009. The decreases in investment and mortgage related securities of $59.3 million and cash and cash equivalents of $27.1 million were partially offset by an increase in loans receivable, net, of $11.4 million. Total liabilities decreased $160.4 million primarily as deposits decreased $146.5 million and FHLB advances decreased $14.4 million. Total stockholders’ equity increased $82.1 million due to the receipt of proceeds from the mutual-to-stock conversion, net the loan made to the ESOP, of $77.8 million.

Loans. The largest segment of our loan portfolio is one- to four-family residential loans. At December 31, 2010, these loans totaled $238.6 million, or 36.4% of total loans, compared to $268.5 million, or 41.8% of total loans, at December 31, 2009. At December 31, 2008, these loans totaled $260.8 million, or 43.8% of total loans. The decrease in 2010 was due to reduced loan originations for such loans due to a combination of slowdown in home sales and management’s reluctance to place low rate long-term one-to four-family residential loans on its balance sheet.  The increase in 2009 was primarily a result of new loans, primarily located in Fox Chase Bank’s geographic markets, originated through Philadelphia Mortgage Advisors, Inc., offset by prepayments on mortgages due to refinancings in the current low interest rate environment. Fox Chase Bank has not originated or targeted subprime loans in its loan portfolio. Given the current uncertain economic environment, relatively low interest rates and increased consumer compliance costs, Fox Chase Bank does not expect to emphasize this type of lending for the foreseeable future.

Multi-family and commercial real estate loans totaled $231.8 million and represented 35.4% of total loans at December 31, 2010 compared to $207.7 million, or 32.4% of total loans, at December 31, 2009. These loans totaled $155.6 million, or 26.2% of total loans, at December 31, 2008. The increases in 2010 and 2009 reflect the success of the team of commercial lenders that were hired during 2006 and the opening of three new offices in 2006 and 2007 as well as the establishment of a regional lending group in Ocean City, New Jersey in the first quarter of 2008. Fox Chase Bank expects to continue to emphasize this type of lending for the foreseeable future.

Commercial and industrial loans totaled $98.1 million, or 15.0% of total loans, at December 31, 2010 compared to $55.4 million, or 8.6% of total loans, at December 31, 2009. These loans totaled $37.4 million, or 6.3% of total loans, at December 31, 2008. The increases in 2010 and 2009 reflect the hiring of a new team of middle market lenders in Hatboro, Pennsylvania during the second quarter of 2009.  Fox Chase Bank expects to continue to emphasize this type of lending for the foreseeable future.

Construction loans totaled $31.2 million, or 4.8% of total loans, at December 31, 2010 compared to $40.8 million, or 6.4% of total loans, at December 31, 2009. These loans totaled $65.0 million, or 10.9% of total loans, at December 31, 2008. The $33.8 million decrease from 2008 to 2010 was due to Fox Chase Bank not underwriting any significant new construction loans in 2009 or 2010 as a result of the riskier nature of construction loans and decreases in real estate values in certain parts of its lending area. Fox Chase Bank does not expect to emphasize this type of lending for the foreseeable future.

Consumer loans totaled $55.2 million, or 8.4% of total loans, at December 31, 2010 compared to $69.4 million, or 10.8% of total loans, at December 31, 2009. These loans totaled $76.1 million, or 12.8% of total loans, at December 31, 2008. The decreases in consumer loans during 2010 and 2009 were due to Fox Chase Bank de-emphasizing certain forms of consumer lending, particularly home equity lending, as a result of the decrease in real estate values in certain parts of its lending area. Given the current uncertain economic environment and increased consumer compliance costs, Fox Chase does not expect to emphasize this type of lending for the foreseeable future.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family	$238,612	36.4%	$268,535	41.8%	$260,833	43.8%	$215,817	47.9%	$209,463	58.3%
Multi-family and commercial	231,843	35.4	207,738	32.4	155,564	26.2	76,287	16.9	44,681	12.4
Construction	31,190	4.8	40,799	6.4	65,002	10.9	46,471	10.3	11,568	3.2
Total real estate loans	501,645	76.6	517,072	80.6	481,399	80.9	338,575	75.1	265,712	73.9
Consumer loans	55,169	8.4	69,362	10.8	76,086	12.8	78,744	17.5	85,102	23.8
Commercial and industrial loans	98,064	15.0	55,434	8.6	37,371	6.3	33,356	7.4	8,194	2.3
Total loans	654,878	100.0%	641,868	100.0%	594,856	100.0%	450,675	100.0%	359,008	100.0%
Less:
Deferred loan origination costs (fees), net	218		33		379		(264)		(442)
Allowance for loan losses	(12,443)		(10,605)		(6,260)		(3,376)		(2,949)
Net loans	$642,653		$631,296		$588,975		$447,035		$355,617

Loan Maturity

The following tables set forth certain information at December 31, 2010 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees and costs.

	At December 31, 2010
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$36	$9,560	$31,190	$4,928	$8,543	$54,257
More than one year to two years	98	19,884	—	1,274	33,539	54,795
More than two years to three years	1,339	23,773	—	949	4,958	31,019
More than three years to five years	1,346	56,511	—	3,525	27,732	89,114
More than five years to ten years	37,978	35,049	—	17,876	1,228	92,131
More than ten years to fifteen years	14,652	15,213	—	13,639	—	43,504
More than fifteen years	183,163	71,853	—	12,978	22,064	290,058
Total	$238,612	$231,843	$31,190	$55,169	$98,064	$654,878

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2010 that are due after December 31, 2011 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$224,634	$13,942	$238,576
Multi-family and commercial	192,782	29,501	222,283
Construction	—	—	—
Consumer loans	38,263	11,978	50,241
Commercial and industrial loans	31,347	58,174	89,521
Total	$487,026	$113,595	$600,621

Securities. Our securities portfolio consists primarily of agency residential mortgage related securities, and, to a lesser extent, private label residential and commercial mortgage securities, state and municipal securities, obligations of U.S. government agencies and investment grade corporate securities. Total securities decreased $59.3 million, or 14.0%, in 2010. Purchases in 2010 consisted of agency residential mortgage related securities totaling $98.8 million, investment grade corporate securities totaling $13.2 million and obligations of U.S. government agencies totaling $6.5 million. These purchases were offset by maturities, calls, and principal repayments of $130.8 million, the sale of $32.5 million of residential agency mortgage related securities, the sale of $4.0 million in private label commercial mortgage related securities and the redemption of $4.6 million in corporate securities, $300,000 of obligations of U.S. government agencies and $2.0 million of called state and municipal securities. All securities purchased during the nine month period ended September 30, 2010 were classified as available-for-sale.  During the quarter ended December 31, 2010, all securities purchased, which represented $52.6 million of agency residential mortgage related securities, were classified as held-to-maturity.

Securities increased $127.7 million, or 43.3%, in 2009 with excess funds from deposit inflows. Purchases in 2009 consisted of agency residential mortgage related securities totaling $286.1 million and private label commercial mortgage related securities of $8.2 million, investment grade corporate securities totaling $18.9 million and obligations of U.S. government agencies totaling $314,000. These purchases were offset by maturities, calls, and principal repayments of $105.0 million, the sale of $14.5 million in corporate securities, the sale of $63.0 million of agency residential mortgage related securities, the redemption of $7.0 million in corporate securities and $5.5 million of called state and municipal securities, all of which were classified as available-for-sale.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated. All of our securities were classified as available-for-sale at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available-for-Sale:
Obligations of U.S. government agencies	$6,489	$6,521	$305	$306	$—	$—
State and political subdivisions	7,240	7,279	9,199	9,292	14,679	14,463
Corporate securities	18,674	18,871	9,838	9,950	11,124	10,578
	32,403	32,671	19,342	19,548	25,803	25,041

Private label residential mortgage related security	559	166	628	195	889	269
Private label commercial mortgage related securities	11,385	11,767	17,607	17,833	10,049	7,304
Agency residential mortgage related securities	256,796	266,699	374,824	384,891	257,990	262,109
Total mortgage related securities	268,740	278,632	393,059	402,919	268,928	269,682
Total available-for-sale securities	301,143	311,303	412,401	422,467	294,731	294,723

Held-to-Maturity:
Agency residential mortgage related securities	51,835	50,817	—	—	—	—
Total mortgage related securities	51,835	50,817	—	—	—	—

Total Securities	$352,978	$362,120	$412,401	$422,467	$294,731	$294,723

The private label residential mortgage related security had an amortized cost, prior to the identified credit related impairment, of $716,000 and $785,000 at December 31, 2010 and 2009, respectively. Fair value for this security was $166,000 and $195,000 at December 31, 2010 and 2009, respectively. During the six months ended June 30, 2009, delinquency levels for the security’s underlying collateral increased to 20.2% from 13.8% at December 31, 2008, principal payment rate slowed to an annualized rate of 14.1% from 16.1% in 2008, and the security was downgraded from AAA to BB+. As a result of these negative trends, management’s analysis during the second quarter of 2009 indicated that the security was other-than-temporary impaired in the amount of $605,000, $157,000 of which was recognized on the statement of operations and $448,000, which was recognized in the statement of condition in other comprehensive income (before taxes). There was no additional other-than-temporary credit impairment charge on this investment through December 31, 2010. At December 31, 2010, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $559,000, a fair value of $166,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $393,000. At December 31, 2009, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $628,000, a fair value of $195,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $433,000. The remaining unrealized loss at December 31, 2010 and 2009 is not considered an other-than-temporary credit impairment, as management does not have the intention or requirement to sell this security.

At December 31, 2009, the Company held six commercial mortgage backed securities (“CMBS”) with an amortized cost of $17.6 million and a net unrealized gain of $226,000.  Two of these securities had an amortized cost of $6.0 million and an unrealized loss of $23,000 at December 31, 2009.  As of December 31, 2010, the Company held four private label CMBS with an amortized cost of $11.4 million. These securities had a net unrealized gain of $382,000 at December 31, 2010 and all individual securities were held at an unrealized gain. During 2010, one security paid off in full and a second security was sold from the portfolio at a gain.  Of the two CMBS that had an unrealized loss at December 31, 2009, one was sold for a gain and the second remains in the portfolio with an amortized cost of $2.0 million and an unrealized gain of $44,000.  Management believes the improvement in the unrealized loss was due to a reduction in the required yield on commercial mortgage related securities as the credit markets improved during 2010. All of the CMBS securities are rated AAA.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in the amount of at least equal to at least 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  The FHLB of Pittsburgh indicated it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. As of December 31, 2010, the Company’s minimum stock obligation was $8.3 million and a maximum stock obligation was $14.8 million. The Bank held $9.9 million of such stock at December 31, 2010.

The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and has not paid a dividend through December 31, 2010.

Accumulated other comprehensive income, net of tax, remained consistent at $6.5 million at December 31, 2010 and 2009.  Accumulated other comprehensive income, net of tax, increased to $6.5 million at December 31, 2009 from $5,000 at December 31, 2008. The increase was primarily due to an increase in unrealized gains in (1) agency residential mortgage related securities of $3.9 million net of tax; (2) an increase in unrealized gains in private label commercial mortgage related securities of $2.0 million net of tax; (3) an increase in unrealized gains in corporate securities of $434,000 net of tax; and (4) an increase in unrealized gains in state and political subdivision securities of $204,000 net of tax. The increases in unrealized gains were due to an overall improvement in credit market conditions. During 2009, market driven credit spreads tightened on all investment securities, providing for higher prices on investment securities owned by Fox Chase Bank.

See Note 2 to the consolidated financial statements for a schedule of gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009.

At December 31, 2010, we had no investments in a single company or entity (other than state or U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at December 31, 2010.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2010. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

			More Than		More Than
	One Year or Less		1 Year to 5 Years		5 Years to 10 Years		More Than 10 Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-Sale:
Obligations of U.S. government agencies	$—	—%	$6,521	1.30%	$—	—%	$—	—%	$6,521	1.30%
State and political subdivisions	—	—	1,949	5.54	3,079	5.99	2,251	6.34	7,279	5.98
Corporate securities	3,692	3.95	15,179	2.64	—	—	—	—	18,871	2.90
	3,692		23,649		3,079		2,251		32,671

Private label residential mortgage related security	—	—	—	—	—	—	166	2.66	166	2.66
Private label commercial mortgage related securities	—	—	2,035	5.39	—	—	9,732	5.38	11,767	5.38
Agency residential mortgage related securities	—	—	911	4.92	20,339	4.15	245,449	2.13	266,699	2.29
Total mortgage related securities	—		2,946		20,339		255,347		278,632

Held-to-Maturity:
Agency residential mortgage related securities	—	—	—	—	30,021	2.10	20,796	2.39	50,817	2.22
Total mortgage related securities	—		—		30,021		20,796		50,817

Total securities	$3,692		$26,595		$53,439		$278,394		$362,120

Real Estate Held for Investment. Fox Chase Bank has recorded real estate held for investment in the amount of $1.7 million at both December 31, 2010 and 2009, which represented undeveloped land located in Absecon, New Jersey. The property was acquired by Fox Chase Bank in 2003 to expand Fox Chase Bank’s retail branch network in southern New Jersey.  The property was under an option to be sold no later than 2010; however, the prospective buyer defaulted under its financial obligations associated with the option agreement during the fourth quarter of 2009.  As a result of the default, management obtained an updated appraisal on the property and recorded an impairment loss of $150,000 for the difference between the carrying value and the fair value at December

31, 2009. Management obtained an updated appraisal at December 31, 2010 and determined that no additional impairment occurred during 2010.

In accordance with regulatory guidelines, if this real estate held for investment is not sold or placed in service by June 2011 (eight years from acquisition); all of the $1.7 million asset will be required to be charged-off for regulatory reporting purposes during the quarter ended June 30, 2011.  The Bank currently has no intention to sell the property prior to June 2011.

Cash and Cash Equivalents. Our primary source of short-term liquidity is comprised of branch working cash, a reserve requirement account at the Federal Reserve, an account at the Federal Home Loan Bank of Pittsburgh and money market accounts. Cash and cash equivalents decreased $27.1 million for 2010 primarily as a result of the outflows of deposits relating to the promotional accounts acquired in 2009 offset by the cash raised as part of the mutual-to-stock conversion completed on June 29, 2010.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. These deposits are provided primarily by individuals and business within our market areas. Deposits decreased $146.5 million, or 17.1%, for 2010 primarily as a result of a decrease in higher-rate certificates of deposits of $127.6 million, a decrease in money market accounts of $35.5 million and a decrease in NOW accounts of $1.0 million offset by increases of $3.4 million in savings and club accounts and an increase of $14.1 million in noninterest-bearing demand accounts.  The decrease in certificates of deposits and money market accounts was the result of the Bank’s decision to reduce higher rate deposits and target certain customers for retention.  These customers include those with either previous relationships or those who reside within close proximity to our branches.  During 2010, the Bank had $157.2 million of the above mentioned promotional certificates of deposit mature at an average rate of 3.50%. Of this promotion, approximately $57.8 million were retained at an average rate of 1.37%.  The increase in noninterest-bearing demand accounts was a result of continued efforts to increase commercial deposit relationships through the efforts of our commercial lending and cash management teams.

Deposits increased $249.8 million, or 41.1%, for 2009 primarily as a result of an increase in certificates of deposits of $150.1 million, money market accounts of $83.1 million, noninterest-bearing demand accounts of $10.2 million and NOW accounts of $6.0 million. The increase in noninterest-bearing demand accounts was a result of continued efforts to increase commercial deposit relationships through the efforts of our commercial lending and cash management teams. During March 2009, Fox Chase Bank offered attractive rates on selected money market and certificate of deposit products to increase its market share resulting in approximately 6,500 new deposit accounts representing greater than $200 million in deposits, of which approximately 50% were new customers. In addition to the deposits obtained during the first quarter, Fox Chase Bank continued to increase deposits during the second and third quarters of 2009 as it maintained competitive rates on money market and certificate of deposit accounts during these periods. Fox Chase Bancorp gradually reduced interest rates on deposits during the third and fourth quarters of 2009.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2010		2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Noninterest-bearing demand accounts	$70,990	—%	$56,912	—%	$46,716	—%
NOW accounts	40,505	0.30	41,369	0.63	35,330	1.13
Money market accounts	148,904	0.47	184,407	1.05	101,295	2.01
Savings and club accounts	54,921	0.05	51,563	0.15	51,196	0.25
Certificates of deposit	396,443	2.44	524,026	3.29	373,935	3.96
Total	$711,763	1.48%	$858,277	2.27%	$608,472	2.86%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2010. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of December 31, 2010.

Maturity Period at December 31, 2010	Jumbo Certificates of Deposits
(In thousands)
Three months or less	$14,725
Over three through six months	4,708
Over six through twelve months	19,482
Over twelve months	62,253
Total	$101,168

The following table sets forth the time deposits classified by rates at the dates indicated.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
0.00 – 1.00%	$82,723	$47,490	$48
1.01 – 2.00%	88,537	43,394	12,503
2.01 – 3.00%	89,887	58,610	71,649
3.01 – 4.00%	66,566	279,623	123,267
4.01 – 5.00%	49,258	56,852	109,583
5.01 – 6.00%	19,472	26,187	40,148
6.01 – greater	—	11,870	16,737
Total	$396,443	$524,026	$373,935

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2010.

	Amount Due					Percent of
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$69,393	$13,229	$101	$—	$82,723	20.87%
1.01 - 2.00%	31,947	44,558	10,668	1,364	88,537	22.33
2.01 - 3.00%	12,400	42,435	9,489	25,563	89,887	22.67
3.01 - 4.00%	32,457	9,290	5,619	19,200	66,566	16.79
4.01 - 5.00%	11,218	14,562	11,612	11,866	49,258	12.43
5.01 - 6.00%	19,322	—	—	150	19,472	4.91
6.01 - greater	—	—	—	—	—	—
Total	$176,737	$124,074	$37,489	$58,143	$396,443	100.00%

The following table sets forth time deposit activity for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Beginning balance	$524,026	$373,935	$398,212
(Decrease) increase before interest credited	(141,237)	132,466	(40,275)
Interest credited	13,654	17,625	15,998
Net (decrease) increase in time deposits	(127,583)	150,091	(24,277)
Ending balance	$396,443	$524,026	$373,935

Borrowings. Fox Chase Bank did not obtain additional long-term borrowings in 2010 from either the Federal Home Loan Bank or other lenders. There was a $10.0 million Federal Home Loan Bank advance that matured in February 2010 as well as two Federal Home Loan Bank advances which amortized $4.4 million of principal during 2010. As of December 31, 2010, Fox Chase Bank had outstanding borrowings of $122.8 million with the Federal Home Loan Bank and $50.0 million with other commercial banks.

Fox Chase Bank did not obtain additional long-term borrowings in 2009 from either the Federal Home Loan Bank or other lenders as funds generated from additional deposits were sufficient to support asset growth. There was a $5.0 million Federal Home Loan Bank advance that matured in December 2009. As of December 31, 2009, Fox Chase Bank had outstanding borrowings of $137.2 million with the Federal Home Loan Bank and $50.0 million with other commercial banks.

During the first and fourth quarters of 2008, when investment spreads were at relatively high levels, Fox Chase Bank implemented leverage strategies of $40.0 million and $20.0 million, respectively, which were funded by $60.0 million of Federal Home Loan Bank advances. Additionally, during 2008, the Bank borrowed $6.4 million, net of principal amortizations, from the FHLB and $30.0 million in collateralized borrowings from a large commercial bank to fund Fox Chase Bank’s loan growth.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period	$186,807	$201,433	$196,379
Average advances outstanding during the period	175,963	194,508	149,008
Weighted average interest rate during the period	3.66%	3.57%	3.70%
Balance outstanding at end of period	172,800	187,165	$196,379
Weighted average interest rate at end of period	3.67%	3.62%	3.59%

Results of Operations for the Years Ended December 31, 2010, 2009 and 2008

Overview.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Net income (loss)	$2,744	$(1,028)	$1,215
Basic and diluted earnings (loss) per share	$0.20	$(0.07)	$0.08
Return (loss) on average assets	0.24%	(0.09)%	0.14%
Return (loss) on average equity	1.65	(0.82)	1.00
Average equity to average assets	14.30	11.11	13.98

2010 vs. 2009. Net income increased $3.8 million for 2010 compared to 2009. The 2010 results included an increase in net interest income of $3.8 million, a reduction of $2.9 million in the provision for loan losses, an increase of $1.0 million in noninterest expense and an increase in tax provision of $1.9 million.

2009 vs. 2008. Net income decreased $2.2 million for 2009 compared to 2008. The 2009 results included a provision for loan losses of $9.1 million and $2.4 million gain on the sale of securities. The provision for loan losses was $2.9 million for 2008.

Net Interest Income.

2010 vs. 2009. Net interest income increased $3.8 million, or 16.0%, for 2010. The net interest margin was 2.42% for 2010 compared to 2.16% for 2009. The increase in net interest income was primarily attributable to an increase in the average balance of commercial loans, a decrease in the average balance of certificates of deposit and borrowings, and increase in average stockholder’s equity as the Company raised net proceeds of $77.8 million in the mutual-to-stock conversion on June 29, 2010.  Additionally, net interest income also improved due to a decrease in the average rate paid on interest bearing liabilities of 57 basis points from 2.92% to 2.35%.

Total interest income decreased $2.1 million, or 4.1%, to $49.3 million for 2010, due primarily to a $2.8 million, or 19.0%, decrease in interest on mortgage related securities offset by an increase in interest and fees on loans of $1.6 million, or 4.7%.  Interest income on mortgage related securities decreased due to a decrease of 82 basis points in the yield on mortgage related securities from 4.16% to 3.34%, primarily due to the lower interest rate environment as well as high premium amortization expense on such securities due to high prepayments in 2010, as well as an increase in the average balance of $3.7 million.  Interest income on loans increased due to an increase in the average balance of commercial loans of $45.2 million. Additionally, interest income on interest-earning demand deposits decreased $336,000 to $286,000 from $622,000 primarily due to a decrease of 88 basis points in the yield offset by an increase in the average balance of $31.8 million. Interest income on money market funds decreased $183,000 due to the average balance decreasing to $0 during 2010 from $27.6 million in 2009.

Total interest expense decreased $5.9 million, or 21.4%, to $21.7 million for 2010, due primarily to a $5.4 million decrease in interest expense on deposits and a $522,000 decrease in interest expense on Federal Home Loan Bank advances. The decreased deposit expense was due to a 71 basis point decrease in the average rate paid on deposits, primarily due to the lower interest rate environment as well as the repricing of promotional rate certificates of deposit which were obtained in 2009, as well as a decrease of $3.0 million in the average outstanding balance on total interest-bearing deposit accounts. Interest expense on Federal Home Loan Bank advances and other borrowed funds decreased primarily due to a decrease in average borrowings of $18.5 million, offset by a 9 basis point increase in the rate paid on such borrowings.

2009 vs. 2008. Net interest income increased $1.9 million, or 8.9%, for 2009. The net interest margin was 2.16% for 2009 compared to 2.59% for 2008. The increase in net interest income was primarily attributable to an increase in the average balance of loans and mortgage related securities and a decrease in the cost of funds, offset by an increase in the average balance of deposits and borrowings and a decrease in the yield on interest-earning assets.

Total interest income increased $5.5 million, or 12.0%, to $51.4 million for 2009, due primarily to a $3.7 million, or 11.9%, increase in interest and fees on loans and a $2.3 million, or 18.6%, increase in interest on mortgage related securities. Interest income on loans increased due to an increase in the average balance of $106.8 million, offset by a 43 basis point decrease in the yield on loans from 5.94% to 5.51%, primarily due to the lower interest rate environment. Interest income on mortgage related securities increased due to an increase in the average balance of $105.7 million, offset by an 85 basis point decrease in yield on mortgage related securities from 5.01% to 4.16%. Interest income on interest-earning demand deposits increased to $622,000 from $131,000 due to an increase in the average balance of $40.3 million.

Total interest expense increased $3.6 million, or 14.9%, to $27.6 million for 2009, due primarily to a $2.1 million increase in interest expense on deposits, a $676,000 increase in interest expense on Federal Home Loan Bank advances and a $772,000 increase in interest expense on other borrowed funds. The increased deposit expense was due to an increase of $200.0 million in the average outstanding balance on interest-bearing deposit accounts due to Fox Chase Bank’s promotions in the first half of 2009, offset by a 62 basis point decrease in the average rate paid on deposits. Interest expense on Federal Home Loan Bank advances and other borrowed funds increased primarily due to an increase in average borrowings of $45.5 million offset by a 13 basis point decrease in the rate paid on such borrowings.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans and are insignificant. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$82,257	$286	0.35%	$50,506	$622	1.23%	$10,218	$131	1.28%
Money market funds	—	—	0.00%	27,564	183	0.67%	16,892	536	3.17%
Mortgage related securities
Available-for-sale	348,208	11,727	3.37%	352,542	14,654	4.16%	246,811	12,356	5.01%
Held-to-maturity	8,025	147	1.83%
Taxable securities	28,197	471	1.67%	28,102	764	2.72%	29,334	1,240	4.23%
Nontaxable securities	8,318	334	4.01%	12,082	482	3.99%	15,350	613	3.99%
Loans:
Residential loans	262,028	13,633	5.20%	266,577	14,575	5.47%	238,858	13,550	5.67%
Commercial loans	330,651	18,913	5.64%	285,460	15,882	5.49%	203,391	13,048	6.31%
Consumer loans	63,488	3,774	5.94%	73,572	4,236	5.76%	76,545	4,410	5.76%
Total Loans	656,167	36,320	5.50%	625,609	34,693	5.51%	518,794	31,008	5.94%
Allowance for loan losses	(11,415)			(7,311)			(3,857)
Net loans	644,752			618,298	34,693		514,937	31,008
Total interest-earning assets	1,119,757	49,285	4.33%	1,089,094	51,398	4.67%	833,542	45,884	5.45%
Noninterest-earning assets	46,932			37,282			35,946
Total assets	$1,166,689			$1,126,376			$869,488

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$214,111	1,504	0.70%	$189,946	2,874	1.51%	$109,499	2,307	2.11%
Savings accounts	53,975	45	0.08%	51,350	90	0.17%	52,748	158	0.30%
Certificates of deposit	476,258	13,654	2.87%	506,076	17,625	3.48%	385,141	15,998	4.15%
Total interest-bearing deposits	744,344	15,203	2.04%	747,372	20,589	2.75%	547,388	18,463	3.37%

FHLB advances	125,963	4,789	3.75%	144,224	5,311	3.63%	122,145	4,635	3.73%
Other borrowed funds - short term	—	—	0.00%	284	2	0.69%	—	—	0.00%
Other borrowed funds - long term	50,000	1,733	3.42%	50,000	1,733	3.42%	26,863	963	3.53%
Total borrowings	175,963	6,522	3.66%	194,508	7,046	3.57%	149,008	5,598	3.70%
Total interest-bearing liabilities	920,307	21,725	2.35%	941,880	27,635	2.92%	696,396	24,061	3.44%
Noninterest-bearing deposits	70,256			50,743			46,044
Other noninterest-bearing liabilities	9,341			8,665			5,462
Total liabilities	999,904			1,001,288			747,902

Retained earnings	158,633			120,619			121,852
Accumulated comprehensive income	8,152			4,469			(266)
Total stockholder’s equity	166,785			125,088			121,586

Total liabilities and stockholders’ equity	$1,166,689			$1,126,376			$869,488

Net interest income		$27,560			$23,763			$21,823
Interest rate spread			1.98%			1.75%			2.01%
Net interest margin			2.42%			2.16%			2.59%
Average interest-earning assets to average interest-bearing liabilities			121.67%			115.63%			119.69%

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

	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009			Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$(727)	$391	$(336)	$(27)	$518	$491
Money market funds	—	(183)	(183)	(692)	339	(353)
Mortgage related securities
Available-for-sale	(2,747)	(180)	(2,927)	(2,995)	5,293	2,298
Held-to-maturity	—	147	147	—	—	—
Taxable securities	(296)	3	(293)	(424)	(52)	(476)
Nontaxable securities	2	(150)	(148)	—	(131)	(131)
Loans:
Residential loans	(693)	(249)	(942)	(547)	1,572	1,025
Commercial loans	517	2,514	3,031	(2,432)	5,266	2,834
Consumer loans	119	(581)	(462)	(2)	(172)	(174)
Total loans	(57)	1,684	1,627	(2,981)	6,666	3,685
Total interest-earning assets	(3,825)	1,712	(2,113)	(7,119)	12,633	5,514

Interest Expense:
NOW and money market deposits	(1,736)	366	(1,370)	(1,128)	1,695	567
Savings accounts	(50)	5	(45)	(64)	(4)	(68)
Certificates of deposit	(2,933)	(1,038)	(3,971)	(3,396)	5,023	1,627
Total interest-bearing deposits	(4,719)	(667)	(5,386)	(4,588)	6,714	2,126

FHLB advances	150	(672)	(522)	(162)	838	676
Other borrowed funds - short term	—	(2)	(2)	—	2	2
Other borrowed funds- long term	—	—	—	(59)	829	770
Total borrowings	150	(674)	(524)	(221)	1,669	1,448
Total interest-bearing liabilities	(4,569)	(1,341)	(5,910)	(4,809)	8,383	3,574

Net change in net interest income	$744	$3,053	$3,797	$(2,310)	$4,250	$1,940

Provision for Loan Losses.

2010 vs. 2009. Fox Chase Bancorp recorded a provision for loan losses of $6.2 million in 2010 compared to $9.1 million in 2009.  The $6.2 million provision was primarily a result of: (1) net charge-offs of $4.4 million, of which $2.5 million related to the commercial loan portfolio, $1.4 million related to the residential mortgage portfolio and $514,000 related to the consumer loan portfolio; (2) the establishment of reserves of $800,000 on impaired commercial loans at December 31, 2010 based primarily on the decrease in the appraised values of the collateral supporting the loans and (3) the establishment of reserves of $1.0 million on impaired residential mortgage as new residential mortgages went on nonaccrual during the year.

2009 vs. 2008. Fox Chase Bancorp recorded a provision for loan losses of $9.1 million in 2009 compared to $2.9 million in 2008. The increase in the provision was a result of: (1) charge-offs of $4.7 million, of which $4.4 million related to Fox Chase Bank’s commercial loan portfolio; (2) the establishment of reserves of $3.1 million on impaired commercial loans at December 31, 2009 based primarily on the decrease in the appraised value of the collateral supporting the loan; (3) the establishment of reserves of $1.2 million on impaired residential mortgages and consumer loans based primarily on the decrease in the appraised value of the collateral supporting the loan; (4) an increase in general reserves on construction and commercial loans, primarily related to downgrades in internal risk ratings on existing credits; and (5) an increase in general reserves on residential mortgages and consumer loans, due to the weakened economic conditions.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. The following table shows the components of noninterest income for 2010, 2009 and 2008.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2010	2009	2008	2010/2009		2009/2008
	(Dollars in thousands)

Service charges and other fee income	$1,112	$918	$748	$194	21.1%	$170	22.7%
Net gain on sale of loans	—	3	10	(3)	(100.0)	(7)	(70.0)
Net gain on sale of premises and equipment	6	—	—	6	100.0	—	—
Net gain on sale of other real estate owned	44	—	—	44	100.0	—	—
Impairment loss on real estate held for investment	—	(150)	—	150	(100.0)	(150)	—
Income on bank-owned life insurance	471	453	452	18	4.0	1	0.2
Other	293	319	77	(26)	(8.2)	242	314.3

Total other-than-temporary impairment loss	—	(605)	—	605	(100.0)	(605)	—

Less: Portion of loss recognized in other comprehensive income (before taxes)	—	448	—	(448)	100.0	448	—
Net other-than-temporary impairment loss	—	(157)	—	157	(100.0)	(157)	—
Net gains on sale of investment securities	1,963	2,381	118	(418)	(17.6)	2,263	1,917.8
Net investment securities gains	1,963	2,224	118	(261)	(11.7)	2,106	1,784.7

Total Noninterest Income	$3,889	$3,767	$1,405	$122	3.2%	$2,362	168.1%

2010 vs. 2009. Noninterest income increased $122,000 for 2010. The increase for 2010 was primarily due to an increase in service charges and other fee income as a result of $212,000 increase in deposit related fee income to $862,000 from $650,000 in 2009, offset by an $18,000 decrease in loan fee income to $251,000 from $269,000 in 2009. The increase in deposit related fees was the result of an increase in cash management fees as the number of such accounts continued to grow and increased ATM fees based on higher usage.  The decrease in loan fee income was due to a $146,000 decrease in net loan servicing income, which included an increase in the valuation allowance on the Bank’s mortgage servicing rights of $46,000 in 2010.  The valuation allowance decreased $48,000 in 2009, resulting in a net $94,000 decrease in 2010.  This decrease was offset by an increase of $128,000 in other loan fee income, which was related to an increase in unused line of credit fees on commercial and industrial loans and fees on commercial loan accounts.  Other income decreased primarily as a result of a decrease of $68,000 of income earned on the Bank’s investment in Philadelphia Mortgage Advisors, Inc., offset by a $38,000 increase in merchant processing fees.  Impairment loss on real estate held for investment decreased $150,000 as the Bank recorded an impairment loss in the fourth quarter of 2009 due to an updated valuation of the underlying real estate following the default of a prospective buyer.  There was no impairment recorded in 2010.  These increases were offset by a decrease in the net gains on the sale of investment securities.

2009 vs. 2008. Noninterest income increased $2.4 million for 2009. The increase was primarily due to an increase in gains on the sale of investment securities offset by an other-than-temporary impairment loss on investment securities. Other noninterest income increased primarily due to earnings from Philadelphia Mortgage Advisors of $234,000, due to increased loan originations in the lower interest rate environment. Service charges and other fee income increased as Fox Chase Bank reduced the valuation allowance on its mortgage servicing rights by $48,000 compared to recording a valuation allowance of $133,000 for the same period in 2008. The reduced valuation allowance was primarily due to assumed slower mortgage prepayments. All the increases were offset by an impairment loss on real estate held for investment that was recorded in the fourth quarter of 2009 due to an updated valuation of the underlying real estate following the default of a prospective buyer.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for 2010, 2009 and 2008.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2010	2009	2008	2010/2009		2009/2008
	(Dollars in thousands)

Salaries, benefits and other compensation	$12,128	$11,503	$11,313	$625	5.4%	$190	1.7%
Occupancy expense	1,822	1,825	1,879	(3)	(0.2)	(54)	(2.9)
Furniture and equipment expense	562	724	899	(162)	(22.4)	(175)	(19.5)
Data processing costs	1,524	1,518	1,610	6	0.4	(92)	(5.7)
Professional fees	1,374	1,107	1,124	267	24.1	(17)	(1.5)
Marketing expense	291	346	463	(55)	(15.9)	(117)	(25.3)
FDIC premiums	1,401	1,795	176	(394)	(21.9)	1,619	919.9
Provision for loss on other real estate owned	436	—	—	436	100.0	—	—
Other real estate owned expense	107	—	—	107	100.0	—	—
Other	1,727	1,515	1,484	212	14.0	31	2.1
Total Noninterest Expense	$21,372	$20,333	$18,948	$1,039	5.1%	$1,385	7.3%

2010 vs. 2009. In 2010, noninterest expense increased $1.0 million, or 5.1%. Included in this increase is $543,000 of costs related to other real estate owned comprised of $436,000 of valuation adjustments on such properties and $107,000 of holding costs, such as real estate taxes and insurance, on other real estate owned.  There were no such other real estate owned costs in the year ended December 31, 2009.  Salaries, benefits and compensation increased $625,000 for the year ended December 31, 2010 due to higher salary expense from annual merit increases, higher incentive compensation accruals and incremental ESOP costs as the Company increased the benefits for employees in conjunction with the mutual to stock conversion in the second quarter of 2010.  Professional fees increased by $267,000 for the year ended December 31, 2010 primarily due to incremental legal costs associated with the elevated level of nonperforming assets. Other expense increased $212,000 primarily due to higher OTS supervisory costs, higher public company costs and increased fraud loss on checking accounts.  The increases were offset by (1) a decrease in furniture and equipment expense, primarily as a result of certain fixed assets becoming fully depreciated in 2009 and 2010 and (2) a decrease in FDIC premiums of $394,000 for the year ended December 31, 2010 primarily due to the special assessment of $536,000 which occurred during the second quarter of 2009.

2009 vs. 2008. In 2009, noninterest expense increased $1.4 million, or 7.3%. The increase in noninterest expense for 2009 was primarily a result of FDIC premiums increasing $1.6 million due to: (1) a one-time industry-wide FDIC special assessment of $536,000 assessed in the second quarter of 2009; (2) Fox Chase Bank’s FDIC insurance credit being fully utilized during the fourth quarter of 2008; and (3) an increase in both the average deposit balances and the FDIC premium rate. Salaries and benefits costs increased $190,000 associated with annual merit increases as well as the hiring of a new middle market lending team in the second quarter of 2009. These increases were offset by: (1) a decrease in furniture and equipment expense, primarily as a result of certain fixed assets becoming fully depreciated in 2009; (2) a decrease in marketing expense of $117,000 due to reduced promotional offers and advertising performed during 2009; and (3) a decrease in data processing costs due to reduced costs associated with a renegotiated contract with Fox Chase Bank’s data processing provider, which became effective in the first quarter of 2009.

Income Taxes.

2010 vs. 2009. Income tax expense for 2010 was $1.1 million compared to an income tax benefit of $827,000 for 2009. The increase in 2010 was primarily due to a $5.7 million increase in pre-tax income. The effective tax rate for 2010 and 2009 was 29.0% and (44.6)%, respectively.

2009 vs. 2008. Income tax benefit for 2009 was $827,000 compared to income tax expense of $165,000 for 2008. The decrease in 2009 was primarily due to a $3.2 million decrease in pre-tax income. The effective tax rate for 2009 and 2008 was (44.6)% and 12.0%, respectively.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities, that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers due to unforeseen circumstances. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Further, we have strengthened our oversight of problem assets through the formation of a Special Assets Department in December 2009. The department, which is run by our Chief Operating Officer and consists of three other loan and credit administration officers, increases the frequency with which criticized and classified credits are reviewed and aggressively acts to resolve problem loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late notice is generated and sent to the borrower. A second notice is sent and phone calls are made ten days later. If payment is not received by the 30th day of delinquency, a further notification is sent to the borrower. If payment is not received by the 45th day of delinquency for a loan on a Pennsylvania property or the 60th day of delinquency for a loan on a New Jersey property, a notice is sent to the borrower advising them that they have a specified period of time to cure their default before legal action begins. If no successful workout can be achieved, after a loan becomes 90 days delinquent, we typically commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at or subsequent to foreclosure. We also may consider loan workout arrangements with certain borrowers under certain circumstances.

Management reports to the Board of Directors or a committee of the Board monthly regarding the status of nonperforming loans, other real estate owned, troubled debt restructurings, loans delinquent more than 30 days and any other loan requiring special attention.

Analysis of Nonperforming and Classified Assets. We consider other real estate owned, loans that are 90 days or more past due and loans that are not 90 days past due, but where collection of principal or interest is in doubt, to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and any previously recorded interest is reversed and recorded as a reduction of loan interest and fee income. Generally, payments received on a nonaccrual loan are applied to the outstanding principal at the time received, unless collection of principal and interest in full is considered probable.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as other real estate owned until sold. When property is acquired, it is initially recorded at the lower of its cost or fair value, less estimated selling expenses. Holding costs are recorded as other real estate owned expense and declines in fair value after acquisition of the property are recorded as provision for loss on other real estate owned in the consolidated statements of operations.

The following table provides information with respect to our nonperforming assets by segment at the dates indicated.  We had $10.7 million of troubled debt restructurings at December 31, 2010, which consisted of three construction loans totaling $5.5 million, two commercial real estate loans totaling $1.4 million, two commercial and industrial loans totaling $2.8 million and one residential mortgage loan totaling $1.0 million.  We had troubled debt restructurings totaling $1.2 million related to three residential mortgage loans as of December 31, 2009.  We had no troubled debt restructurings at December 31, 2008, 2007 or 2006.  For additional discussion see “Troubled Debt Restructurings”.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Nonaccrual loans:
One- to four-family real estate	$10,813	$7,740	$1,503	$155	$284
Multi-family and commercial real estate	6,180	4,738	685	105	—
Construction	9,279	15,739	3,495	—	—
Consumer	365	612	167	—	—
Commercial and industrial	—	250	—	—	—
Total	26,637	29,079	5,850	260	284

Accruing loans past due 90 days or more:
One- to four-family	—	—	—	559	—
Multi-family and commercial real estate	—	601	—	—	2,941
Total	—	601	—	559	2,941
Total of nonperforming loans and accruing loans 90 days or more past due	$26,637	$29,680	$5,850	$819	$3,225

Other real estate owned	3,186	4,052	—	—	—
Total nonperforming assets	$29,823	$33,732	$5,850	$819	$3,225

Total nonperforming loans and accruing loans past due 90 days or more to total loans	4.07%	4.62%	0.98%	0.18%	0.90%
Total nonperforming loans to total assets	2.43	2.53	0.63	0.10	0.43
Total nonperforming assets to total assets	2.72	2.87	0.63	0.10	0.43

The following table sets forth our nonaccrual loans and accruing loans past due 90 days or more by state and loan segment at December 31, 2010.

	One- to Four- Family Real Estate		Multi Family and Commercial Real Estate		Construction		Consumer		Commercial and Industrial		Total
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
Pennsylvania	7	$5,735	2	$658	2	$2,866	1	$10	—	$—	12	$9,269
New Jersey	7	5,078	5	5,522	2	6,413	2	355	—	—	16	17,368

Total	14	$10,813	7	$6,180	4	$9,279	3	$365	—	$—	28	$26,637

The following table provides a rollforward of the nonperforming assets, by loan segment and assets acquired through foreclosure, from December 31, 2009 to December 31, 2010.

	At December 31, 2009	Additional Non- Performing Assets, Net	Return to Accrual Status	Payments Received, Net	Net Charge-offs/ Valuation Allowances	Transfer To Assets Acquired Through Foreclosure	At December 31, 2010
	(Dollars in thousands)
Nonperforming loans
One- to four-family real estate	$7,740	$6,288	$(1,106)	$(450)	$(1,351)	$(308)	$10,813
Multi-family and commercial real estate (1)	5,339	4,334	(40)	(3,464)	11	—	6,180
Construction	15,739	2,147	—	(5,727)	(1,990)	(890)	9,279
Consumer	612	590	(114)	(228)	(495)	—	365
Commercial and industrial	250	803	—	(558)	(495)	—	—
Total	29,680	14,162	(1,260)	(10,427)	(4,320)	(1,198)	26,637

Assets acquired through foreclosure	4,052	—	—	(1,628)	(436)	1,198	3,186
Total nonperforming assets	$33,732	$14,162	$(1,260)	$(12,055)	$(4,756)	$—	$29,823

(1)          At December 31, 2009, multi-family and commercial real estate includes a $601,000 loan that was past due more than 90 days, but still accruing interest.

At December 31, 2010, nonperforming assets were comprised of the following:

•                  Four construction loans for residential developments, the largest of which was a $3.9 million loan collateralized by a residential housing development in Cape May County, New Jersey. The three other nonaccrual construction loans totaled $5.4 million at December 31, 2010 and are collateralized by a condominium project located in Atlantic County, New Jersey, land and improvements associated with a residential housing development in Chester County, Pennsylvania and a single family home residential development in Montgomery County, Pennsylvania.

•                  Seven multi-family and commercial real estate loan relationships, the largest of which was a $2.6 million loan secured by a self-storage facility located in Burlington County, New Jersey.

•                  Fourteen one-to four-family loans, the largest two of which are a $4.9 million loan secured by a residential home located in Pennsylvania and a $3.4 million loan secured by a residential home located in New Jersey.

•                  Three consumer loans, each of which is secured by a second or third mortgage position.

•                  Three properties in other real estate owned, consisting of a single family residential development located in Atlantic County, New Jersey with a carrying value of $1.9 million, a condominium project located in Philadelphia County, Pennsylvania with a carrying value of $616,000 and a single family residential home in Atlantic County, New Jersey with a carrying value of $732,000.

For a discussion of the allowance related to these assets, see “Analysis and Determination of the Allowance for Loan Losses—Allowance Required for Impaired Loans.”

Interest income that would have been recorded for 2010 had nonaccruing loans been current according to their original terms was approximately $1.9 million. Interest income included in net income for these loans for 2010 was $399,000.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. If we classify an asset as loss, we allocate an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
	2010	2009	2008
	(In thousands)
Special mention assets	$21,102	$23,450	$22,472
Substandard assets	45,948	41,494	8,800
Doubtful assets	—	—	200
Total criticized and classified assets	$67,050	$64,944	$31,472

At December 31, 2010, substandard assets were comprised of: (1) $26.6 million in nonperforming loans and $3.2 million of other real estate owned identified in the nonperforming asset table; (2) $13.9 million related to six loans that are current on principal and interest payments but are classified due to weaknesses in each of the borrower’s underlying businesses; (3) $559,000 representing the amortized cost of the private label residential mortgage related security that was classified as other-than-temporary impaired during the June 2009 quarter; and (4) $1.7 million in real estate held for investment.

At December 31, 2010, Fox Chase Bank had fifteen loans classified as special mention, which were comprised of one loan relationship totaling $200,000 for the purchase of land related a development of residential homes and fifteen multi-family and commercial real estate projects totaling $20.9 million.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
One- to four-family real estate	$96	$144	$678	$—	$104	$92
Multi-family and commercial real estate	4,735		198	2,303	766	337
Construction	—	—	—	—	—	—
Consumer	170	—	393	3	63	83
Commercial and industrial	—	—	—	—	—	—

Total	$5,001	$144	$1,269	$2,306	$933	$512

At December 31, 2010, delinquent loans were comprised of twelve different loan relationships. The largest delinquent loan was a $4.7 million loan secured by commercial real estate loan, partially owner occupied in Chester County, Pennsylvania.

Troubled Debt Restructurings.  A troubled debt restructuring (“TDR”) exists if a borrower is experiencing financial difficulties and the Bank grants the borrower a concession that it would not otherwise grant to collect a loan.  At December 31, 2010, the Bank had TDRs totaling $10.7 million. Of this amount, $2.1 million is a construction loan which is classified as a nonperforming asset.  The remaining $8.6 million is comprised of $7.6 million related to six commercial relationships and $1.0 million related to one residential mortgage relationship. The $8.6 million in TDRs are on accrual status as the borrowers (1) have a demonstrated history of making payment as contractually due and are current as of December 31, 2010, (2) have provided evidence which supports the borrower’s ability to make payments and (3) if the loan is collateral dependent, a recent appraisal indicates the borrower has sufficient equity in the underlying property to repay the debt.

Each of the commercial loans has been classified a TDR because the loan matured during 2010 and the Bank extended the loan with uncertainty as to whether the borrower could obtain financing from another financial institution, thus representing the granting of a financial concession.  The Bank has not reduced the interest rate on any of the six TDR loans.  All loans classified as TDRs are considered impaired; even if the loan is classified as accruing at December 31, 2010.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectability. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When changes in the allowance are necessary, an adjustment is made. The adjustments to the allowance are made by management and presented to the Audit Committee of the board of directors.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of an allowance on impaired loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for losses on the entire portfolio.

Allowance Required for Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that Fox Chase Bank will be unable to collect future payments of principal or interest as contractually due. Fox Chase Bank applies its normal loan review procedures in determining if a loan is impaired, which includes reviewing the collectability of delinquent and internally classified loans on a regular basis and at least quarterly. Additionally, all loans classified as a TDR are considered impaired. When a loan is classified as impaired, an impairment analysis is performed within the quarter in which a loan is identified as impaired to determine if a valuation allowance is needed.

In measuring impairment, Fox Chase Bank determines whether repayment is expected through cash flows from the borrower or the borrower’s underlying business or property. In determining the likelihood of collecting principal and interest, the Bank considers all available and relevant information, including the borrower’s actual and projected cash flows, balance sheet strength, liquidity and overall financial position. If repayment from the borrower or the underlying business or property is determined to be unlikely, and collateral exists, Fox Chase Bank considers the loan to be collateral dependent.

For impaired loans that are collateral dependent, the Bank performs an impairment analysis in the quarter the loan is identified as impaired. In measuring the initial amount of impairment for a collateral dependent loan, the Bank reviews the condition of the underlying property. Such review includes visiting and examining the property, reviewing the age and value of the most recent appraisal on file, reviewing the list price if the property is for sale and calculating loan to value ratios. At December 31, 2010, Fox Chase Bank utilized an external appraisal to determine fair value for all collateral dependent nonaccrual loans and all other collateral dependent impaired loans greater than $500,000.

The Bank reexamines each of its impaired loans on a quarterly basis to determine if any adjustments to the net carrying amount of a loan is required. For collateral dependent loans, the Bank takes into consideration current facts and circumstances in analyzing whether the fair value of the collateral has increased or decreased significantly such that a change to the corresponding valuation allowance is required. Such analysis may be based on many different sources, including, but not limited to: (1) sales values of comparable properties or units within the same development relative to the appraised values for such properties or units that occurred since the date of the last appraisal; (2) sales agreements that may be entered into on the property since the date of the last appraisal; or (3) offers the Bank receives on projects or properties since the date of the last appraisal. If current facts and circumstances are insufficient to determine fair value, Fox Chase Bank obtains a new appraisal. Further, the Bank’s policy is to obtain an appraisal on each impaired loan annually.

If the fair value of a collateral dependent loan, less costs to sell, is less than the loan’s carrying amount, the Bank establishes a provision to the allowance for loan losses in the amount of the difference between fair value, less costs to sell, and the loan’s carrying amount.  The Bank recognizes charge-offs associated with impaired loans when all or a portion of a loan is considered to be uncollectible. Charge-off amounts are based on appraised value, less estimated costs to sell. As of December 31, 2010, the Bank had not recognized a charge-off in an amount different from the calculated impairment, based on external appraisal of fair value of the collateral, less costs to sell.

For loans that are not collateral dependent, we establish a specific allowance on impaired loans based on management’s estimate of the discounted cash flows the Bank expects to receive from the borrower. Factors considered in evaluating such cash flows include: (1) the strength of the customer’s personal or business cash flows and personal guarantees; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral, if applicable; (5) the strength of our collateral position, if applicable; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

At December 31, 2010, the Bank had $39.1 million of impaired loans comprised of (1) $26.6 million of nonaccrual loans (See - Analysis of Nonperforming and Classified Assets); (2) $8.6 million of TDRs (See — Troubled Debt Restructurings) and (3) a $3.9 million construction loan, secured by land and homes in a retirement community in Dover, Delaware, which is classified as impaired.  The borrower has made all payments as contractually due, however, the loan is classified as impaired as the loan matures in the first quarter of 2011 and it is unlikely the borrower will be able to pay the loan in full, at maturity, as contractually due.  The Bank is currently in negotiations to modify the loan with the borrower.  This loan is on accrual status as of December 31, 2010 as the borrower (1) has demonstrated a history of making payments as contractually due and is current as of December 31, 2010, (2) has provided evidence supporting the ability to make payments for the foreseeable future, and (3) a recent appraisal indicates the borrower has equity in the underlying property.

Management has recorded an allowance for loan losses on impaired loans of $5.2 million at December 31, 2010 relating to $35.6 million in impaired loans. Such allowance for loan losses are determined based on either (1) management’s estimate of discounted cash flows that the Bank expects to receive over the life of the loan or (2) for collateral dependent loans, appraised value less costs to sell.

At December 31, 2010, the Bank had $3.6 million of impaired loans that had no related valuation allowance. The $3.6 million is comprised of four loans which were all collateral dependent. For each of these loans, the fair value of the collateral, less costs to sell, was greater than the loan’s carrying amount and therefore no allowance for loan loss was required. Fair value was based on an external appraisal.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans (1) that are classified, but are not considered impaired and (2) that are not classified, to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio by loan category and assigning percentages, known as loss factors, to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include loss experience, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment. We perform this systematic analysis of the allowance on a quarterly basis.

For new commercial loan relationships originated in the last twelve months, management reviews and provides a loss factor for each individual commercial loan relationship. Generally, management believes the risk of default on recently underwritten loans is relatively low at the time of origination and increases with time, at some point moderating. This is supported by the concept that the fair value of the loan at inception approximates its book value. New commercial loans are reviewed on a quarterly basis, and allowance for loan loss factors adjusted commensurate with assessed changes in the loan’s risk.

At December 31, 2010, our allowance for loan losses was $12.4 million, which represented 1.90% of total loans and 46.7% of nonperforming loans. At December 31, 2010, an allowance for loan losses for impaired loans was $5.2 million and the general valuation allowance for the loan portfolio was $7.2 million. At December 31, 2009, our allowance for loan losses was $10.6 million, which represented 1.65% of total loans and 35.7% of nonperforming loans. At December 31, 2009 an allowance for loan losses for impaired loans was $4.3 million and the general valuation allowance for the loan portfolio was $6.3 million. At December 31, 2008, our allowance for loan losses was $6.3 million, which represented 1.05% of total loans and 107.0% of nonperforming loans. At December 31, 2008, an allowance for loan losses for impaired loans was $926,000 and the general valuation allowance for the loan portfolio was $5.3 million.

The increase in general valuation allowance of $900,000 during 2010 was primarily due to growth in loans receivable in the Bank’s commercial real estate and commercial portfolios offset by decrease in loans receivable in the Bank’s residential mortgage and consumer portfolios.  Commercial real estate and commercial portfolios have higher loss reserve factors than the residential mortgage and consumer portfolios. The increase in general valuation allowance of $1.0 million during 2009 was primarily due to loan classification downgrades in our commercial loan portfolio related to the deterioration in the national and local economy, and the resulting negative impact on unemployment and real estate values in our geographic footprint of southern New Jersey and southeastern Pennsylvania. As loans are downgraded, the loss factors that are applied increase, resulting in an increase to the general allowance for loan loss. During 2009, we also updated credit scores on our consumer portfolio and increased our general valuation allowance for consumer loans where the borrower’s FICO credit score was less than 660.

The allowance for loan losses at December 31, 2010 and 2009 represent application of loan loss policies, which comply with U.S. generally accepted accounting principles and all regulatory guidance.

We identify loans that may need to be charged off as a loss by reviewing all nonperforming, delinquent and criticized loans which we have concerns about collectability. A loan is charged off, when in our judgment, the loan or portion of a loan is considered uncollectible.

The following table sets forth the breakdown of impaired loans by loan segment as of December 31, 2010.

	Nonaccrual Loans	TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(in thousands)

Real estate loans:
One- to four-family	$10,813	$1,007	$—	$11,820	$11,820	$—
Multi-family and commercial	6,180	1,359	—	7,539	4,050	3,489
Construction	9,279	3,441	3,894	16,614	16,614	—
Consumer loans	365	—	—	365	303	62
Commercial and industrial	—	2,810	—	2,810	2,810	—
Total allowance for loan losses	$26,637	$8,617	$3,894	$39,148	$35,597	$3,551

A troubled debt restructuring of $2.1 million is excluded from the TDR column above as it is included in the nonaccrual loans and total impaired loans - see “Troubled Debt Restructurings”.

The following table sets forth the allowance for loan loss for impaired loans and general allowance by loan segment as of December 31, 2010

	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	TDRs	Other Impaired Loans	Total Impaired Loans	General	Total
	(in thousands)

Real estate loans:
One- to four-family	$1,537	$2	$—	$1,539	$451	$1,990
Multi-family and commercial	195	70	—	265	4,022	4,287
Construction	2,447	258	195	2,900	360	3,260
Consumer loans	294	—	—	294	371	665
Commercial and industrial	—	196	—	196	1,848	2,044
Unallocated	—	—	—	—	197	197
Total allowance for loan losses	$4,473	$526	$195	$5,194	$7,249	$12,443

The following table sets forth the breakdown of the total allowance for loan losses by loan segment at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$1,990	36.4%	$1,455	41.8%	$542	43.8%	$405	47.9%	$798	58.3%
Multi-family and commercial	4,287	35.4	3,476	32.4	2,220	26.2	1,245	16.9	784	12.4
Construction	3,260	4.8	3,782	6.4	2,449	10.9	872	10.3	318	3.2
Consumer loans	665	8.4	707	10.8	370	12.8	363	17.5	335	23.8
Commercial and industrial	2,044	15.0	1,064	8.6	577	6.3	486	7.4	446	2.3
Unallocated	197	—	121	—	102	—	5	—	268	—
Total allowance for loan losses	$12,443	100.0%	$10,605	100.0%	$6,260	100.0%	$3,376	100.0%	$2,949	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that the Office of Thrift Supervision, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. The Office of Thrift Supervision may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance at beginning of period	$10,605	$6,260	$3,376	$2,949	$8,349
Charge-offs:
Real estate loans:
One- to four-family	1,403	148
Multi-family and commercial	—	3,171
Construction	1,990	1,257
Consumer	514	131	19	2	8
Commercial and industrial	495	—	—	—	—
Total charge-offs	4,402	4,707	19	2	8

Recoveries	27	—	3	4	2
Net charge offs (recoveries)	4,375	4,707	16	(2)	6
Provision (credit) for loan losses	6,213	9,052	2,900	425	(5,394)
Allowance at end of period	$12,443	$10,605	$6,260	$3,376	$2,949

Allowance for loan losses to nonperforming loans	46.7%	35.7%	107.0%	412.2%	91.4%
Allowance for loan losses to total loans at the end of the period	1.90	1.65	1.05	0.75	0.82
Net charge-offs to average loans outstanding during the period	0.67	0.75	—	—	—

The following table provides a rollforward of the allowance for loan losses by loan segment from December 31, 2009 to December 31, 2010.

	At December 31, 2010
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total Loans
	(In thousands)
Balance, beginning	$1,455	$3,476	$3,782	$707	$1,064	$121	$10,605
Provision for loan losses	1,938	800	1,468	456	1,475	76	6,213
Loans charged off	(1,403)	—	(1,990)	(514)	(495)	—	(4,402)
Recoveries	—	11	—	16	—	—	27
Balance, ending	$1,990	$4,287	$3,260	$665	$2,044	$197	$12,443

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk generally is to emphasize the origination of shorter-term adjustable-rate loans, and to invest in securities that have shorter term adjustable-rates. Additionally, we have focused on increasing core deposits including non-interest bearing and money market deposit accounts, which provide greater pricing flexibility, as well as making efforts to extend maturities on certificates of deposit and wholesale borrowings to better match longer-term fixed rate assets.

We have a Risk Management Committee, which together with an Asset/Liability Management Committee, communicates, coordinates and controls all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We currently do not participate in systemic hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments, except that as of December 31, 2010, Fox Chase Bank had one interest rate swap in the notional amount of $1.1 million to hedge a 15-year fixed rate loan which was earning interest at 7.43%. Fox Chase Bank is receiving a variable rate payment of three-month LIBOR plus 2.24% and will pay fixed rate payments of 7.43%. The swap matures in April 2022 and had a market value loss position of $161,000 and $125,000 at December 31, 2010 and 2009, respectively.

Net Portfolio Value Analysis. We use a net portfolio value analysis prepared by the Office of Thrift Supervision and an internally prepared model to review our level of interest rate risk. Such analyses measure interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 100 basis points. The internal model differs from that prepared by the Office of Thrift Supervision as it assumes: (1) slower prepayments for fixed-rate one-to four-family loans; and (2) a longer duration for transaction accounts. Notwithstanding the different assumptions, the two models do not produce materially different results.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in the net portfolio value of Fox Chase Bank at September 30, 2010 (the latest date for which the information is available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)
300	143,869	(32,894)	(19)%	12.8%	(211)
200	159,786	(16,977)	(10)	13.9	(100)
100	171,644	(5,119)	(3)	14.7	(23)
50	174,712	(2,051)	(1)	14.8	(8)
0	176,763			14.9
(100)	177,013	250	—	14.8	(5)
(200)	176,333	(430)	—	14.7	(15)

The decrease in our net portfolio value shown in the preceding table that would occur reflects: (1) that a substantial portion of our interest earning assets are fixed-rate residential loans and fixed rate investment securities; (2) the shorter duration of deposits, which reprice more frequently in response to changes in market interest rates; and (3) the size of our mortgage related securities portfolio, which would provide less cash flows as interest rates increase.

The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, wholesale borrowings, loan repayments and maturities and liquidation and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments and sales of securities are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy. We use a variety of measures to assess our liquidity needs, which are provided to our Asset/Liability Management Committee on a regular basis. Our policy is to maintain net liquidity of at least 50% of our funding obligations over the next month. Additionally, our policy is to maintain an amount of cash and short-term marketable securities equal to at least 15% of net deposits and liabilities that will mature in one year or less.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $38.3 million at December 31, 2010. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $311.3 million at December 31, 2010. In addition, at December 31, 2010, we had the ability to borrow a total of approximately $444.4 million from the Federal Home Loan Bank of Pittsburgh, of which we had $122.8 million outstanding.

At December 31, 2010, we had $165.1 million in loan commitments outstanding, which consisted of $438,000 of mortgage loan commitments, $22.2 million in home equity and consumer loan commitments, $139.0 million in commercial loan commitments and $3.4 million standby letters of credit.

Certificates of deposit due within one year of December 31, 2010 totaled $176.7 million, representing 44.6% of certificates of deposit at December 31, 2010. At December 31, 2009, certificates of deposit due within one year totaled $339.2 million, representing 64.7% of certificates of deposit at December 31, 2009. The decrease of in certificates of deposit due within one year of $162.5 million was primarily due to certificates of deposit obtained through a pricing promotion offered in March 2009 maturing in 2010. We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011.

The following table presents certain of our contractual obligations as of December 31, 2010.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)

Operating lease obligations (1)	$748	$473	$275	$—	$—
FHLB advances and other borrowings (2)	201,046	40,347	32,220	36,943	91,536
Other long-term obligations (3)	4,876	1,785	3,091	—	—
Total	$206,670	$42,605	$35,586	$36,943	$91,536

(1)                   Represents lease obligations for Fox Chase Bank’s operations center, one commercial loan production office and equipment.

(2)                   Includes principal and projected interest payments.

(3)                   Represents obligations to Fox Chase Bancorp’s third party data processing providers and other vendors. Fox Chase Bancorp renegotiated its third party data processing agreement during February 2009. The new agreement has a five-year term ending in 2013.

Our primary investing activities are the origination of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts and borrowed funds. Deposit flows are affected by the overall levels of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended
	December 31,
	2010	2009
	(In thousands)
Investing activities:
Loan originations	$(396,841)	$(211,062)
Other decreases in loans	405,707	155,765
Purchase of loans	(18,724)	(127)
Purchase of loan participations	(9,064)	—
Security purchases	(118,616)	(313,473)
Security sales	36,480	77,531
Security maturities, calls and principal repayments	139,062	117,024
Financing activities:
Changes in deposits	(146,514)	249,805
Net decrease in FHLB advances	(14,365)	(9,214)
Purchase of treasury stock	—	(4,521)
Merger of Fox Chase MHC	107	—
Net Proceeds from common stock offering	81,169	—
Purchase of common stock for ESOP	(3,485)	—

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—

Regulation of Federal Banking Regulation—Capital Requirements” and the notes to the consolidated financial statements included in this Report. In addition, due in part to its sufficient capital level, Fox Chase Bancorp did not participate in the U.S. Government sponsored Troubled Asset Relief Program (“TARP”).

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see note 11 of the notes to the consolidated financial statements. We currently have one hedge of a fixed-rate fifteen year $1.1 million loan, which provides for Fox Chase Bank to receive variable rate funds and pay fixed rate funds. For the years ended December 31, 2010 and 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

The information required by this item is included in Note 16 to the consolidated financial statements included in this annual report.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Interest Rate Risk Management.”

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

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

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Fox Chase Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2010, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their reports, which are included herein.

/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer

/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer and Secretary

March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fox Chase Bancorp, Inc.:

We have audited Fox Chase Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Fox Chase Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Fox Chase Bancorp, Inc., and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2011

ITEM 9B.                    OTHER INFORMATION

On October 1, 2010, the Board of Directors of the Company and the Bank amended and restated the employment agreements with each of the named executive officers.  The agreements were revised to: (1) reflect that Maryland was the jurisdiction for new Fox Chase Bancorp, (2) exclude non-renewal of the employment agreement as an event of termination; and (3) clarify the duration of the payment of benefits if an executive terminates employment due to disability.  The new agreements will expire on September 30, 2013, unless extended by the Board of Directors pursuant to the terms of the agreement.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Company’s Board of Directors consists of eight members.  The Board is divided into three classes with three-year staggered terms, with approx one-third of the directors elected each year.

Information regarding the Board of Directors is provided below.  Unless otherwise stated, each individual has held his or her current occupation for the last five years.  The age indicated for each individual is as of December 31, 2010.  The indicated period of service as a director includes the period of service as a director of Fox Chase Bank.

Roger H. Ballou served until January 2011 as the President and Chief Executive Officer and a director of CDI Corporation (NYSE: CDI), a company that offers engineering, information technology and professional staffing solutions. Before joining CDI, Mr. Ballou served as Chairman and Chief Executive Officer of Global Vacation Group and as a senior advisor to Thayer Capital Partners. Previously, he was President and Chief Operating Officer of Alamo Rent-a-Car. Before joining Alamo, for more than 16 years, he held several positions with American Express, culminating in his appointment as President of the Travel Services Group. Mr. Ballou is a director of Alliance Data Systems (NYSE: ADS). Mr. Ballou received a B.S. in Economics from the University of Pennsylvania’s Wharton School and an M.B.A. from the Dartmouth College’s Amos Tuck School. Age 59. Director since 2005.

As a former President and Chief Executive Officer of a corporation listed on the New York Stock Exchange, Mr. Ballou provides the Board with extensive public company oversight and leadership experience. In addition, Mr. Ballou offers the Board of Directors significant business and management level experience including experience in the financial services industry.

Richard E. Bauer is a recently retired Board member and Senior Vice President of Columbian Financial Group of Binghamton, New York, a nationwide provider of life insurance products. Mr. Bauer previously served as Chairman and Chief Executive Officer of The Philanthropic Insurance Companies before its 2006 merger with Columbian Financial Group. Mr. Bauer has also served as an executive officer of several banking institutions, most notably PNC Bank. He is currently a Board member of Waverly Heights, a five-star continuing care retirement community located in Gladwyne, Pennsylvania.  Mr. Bauer graduated from Muhlenberg College with a B.A. in Psychology. He is a graduate of the Stonier Graduate School of Banking and the Harvard Graduate School of Business Advanced Management Program. Age 67. Director since 2005.

Mr. Bauer’s insurance background provides the Board of Directors with substantial management and leadership experience with respect to an industry that complements the financial services provided by Fox Chase Bancorp. He also is a strong advocate of Fox Chase Bancorp through his civic and community involvement.

Todd S. Benning is a founding shareholder of Dunlap & Associates, PC, a full-service certified public accounting firm located in Chalfont, Pennsylvania. He serves as the firm’s Director of Taxation and has over twenty-five years of experience in public accounting. Mr. Benning earned a Master of Taxation degree from Villanova University and is a graduate of Geneva College where he earned degrees in Accounting and Business Administration. Age 50. Director since 2005.

As a founding shareholder of a certified public accounting firm, Mr. Benning provides the Board of Directors with critical experience regarding accounting matters and small company management and as a financial expert. He works extensively with companies within the region in which Fox Chase Bancorp conducts its business.

Richard M. Eisenstaedt is a retired executive who served as the President of The Eastern University Foundation and General Counsel for Eastern University from July 2004 through December 2010.  Before joining Eastern University, Mr. Eisenstaedt retired as Vice President, General Counsel and Corporate Secretary for Triumph Group, Inc. (NYSE: TGI), an aerospace service and manufacturing company. Previously, he was General Counsel for Unisource Worldwide, Inc., a subsidiary of Alco Standard Corporation, and the largest independent paper merchant in the United States. Mr. Eisenstaedt graduated from Albany Law School and received a B.S. in Civil Engineering from Lehigh University. Age 65. Director since 2005.

As an attorney who advised a New York Stock Exchange-listed corporation, Mr. Eisenstaedt effectively provides the Board with the leadership necessary to assess governance and issues facing a public company. He also demonstrates a strong commitment to Fox Chase Bancorp’s local community through his ongoing corporate, professional, personal and civic associations.

Anthony A. Nichols, Sr. is Chairman Emeritus and Trustee of Brandywine Realty Trust (NYSE: BDN).  Mr. Nichols founded The Nichols Company, a private real estate development company, through a corporate joint venture with Safeguard Scientifics, Inc. and was President and Chief Executive Officer before its merger with Brandywine Realty Trust. Previously, Mr. Nichols was Senior Vice President of Colonial Mortgage Service Company (now GMAC Mortgage Corporation) and President of Colonial Advisors. Mr. Nichols is a graduate of St. Joseph’s University. Age 71. Director since 2005.

Mr. Nichols’ background provides the Board of Directors with critical experience in certain real estate matters, which are essential to the business of Fox Chase Bancorp. He also is a strong advocate of Fox Chase Bancorp through his extensive civic and community involvement.

Thomas M. Petro has been President and Chief Executive Officer of Fox Chase Bank since June 2005. Before joining Fox Chase Bank, Mr. Petro led the turnaround, as President and Chief Executive Officer, of Northeast Pennsylvania Financial Corp. and its principal subsidiary, First Federal Bank in Hazelton, Pennsylvania. Before joining First Federal Bank, Mr. Petro was a principal with S.R. Snodgrass, LLC. Mr. Petro also served as Executive Vice President of the Bryn Mawr Trust Company, President of the Bryn Mawr Brokerage Company and Chairman of Bryn Mawr Asset Management. He began his banking career with Mellon Bank in Pittsburgh, Pennsylvania. Mr. Petro is a Trustee of Eastern University, St. David’s, Pennsylvania, and serves as the Chairman of the Audit Committee of the Board of Trustees. Mr. Petro is a graduate of Point Park College in Pittsburgh, Pennsylvania and holds both a B.S. Business Management and an A.S. Banking. Age 52. Director since 2005.

Mr. Petro’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which Fox Chase Bank serves provides the Board valuable insight regarding the business and operation of Fox Chase Bank. Mr. Petro’s knowledge of all aspects of Fox Chase Bancorp’s and Fox Chase Bank’s business, combined with his strategic vision, position him well to serve as our President and Chief Executive Officer.

RoseAnn B. Rosenthal is President, Chief Executive Officer and a Director of Ben Franklin Technology Partners of Southeastern Pennsylvania, which invests and provides commercialization and business development services to technology firms and start-up companies. Ms. Rosenthal has forty-two years of experience in business investment, regional planning and economic development. Before joining Ben Franklin Technology Partners, Ms. Rosenthal was Senior Vice President for Strategic Development at Philadelphia Industrial Development Corporation. Ms. Rosenthal received a B.A. from Temple

University and in 2007, was awarded an Honorary Ph.D. in Humane Letters from Philadelphia University.  She serves as an appointed member of the National Advisory Council for Innovation and Entrepreneurship and the Economic Advisory Council for the Federal Reserve Bank of Philadelphia, as well as on several regional non-profit boards and commissions.  Age 60. Director since 2008.

Ms. Rosenthal’s extensive experience with start-up companies and technology firms offers the Board of Directors substantial small company management experience, specifically within the region in which Fox Chase Bancorp conducts its business. Her involvement in local and governmental organizations has allowed Ms. Rosenthal to develop strong ties to the business community.

Peter A. Sears is a retired executive who held a variety of positions at SmithKline (currently GlaxoSmithKline—NYSE: GSK), including Assistant General Counsel, Assistant Secretary of the Corporation, General Manager of Japan and Korea Operations, Vice President for the Asia Pacific Region and Vice President of Corporate Development. He founded S.R. One Limited, SmithKline’s venture capital arm where he served as its President and the Corporation’s Vice President for Business Investments. Upon retirement, he served six years as visiting lecturer of Cornell University’s Johnson School of Management and subsequently was a consultant to Quaker BioVentures, a large Philadelphia-based venture capital group. Mr. Sears is a graduate of Colgate University and Harvard Law School. Age 72. Director since 2005.

As a former executive of a corporation listed on the New York Stock Exchange, Mr. Sears provides the Board of Directors with critical experience regarding public company oversight matters. In addition, Mr. Sears’ legal background and experience provides the Board with unique skills needed to guide Fox Chase Bancorp and its management effectively.

Executive Officers

Our executive officers are elected by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers of the Company and the Bank.

Name	Position
Thomas M. Petro	President and Chief Executive Officer of Fox Chase Bancorp, Inc and Fox Chase Bank

Jerry D. Holbrook	Executive Vice President, Chief Operating Officer and Secretary of Fox Chase Bancorp, Inc. and Fox Chase Bank

Roger S. Deacon	Executive Vice President, Chief Financial Officer of Fox Chase Bancorp, Inc. and Fox Chase Bank

Keiron G. Lynch	Executive Vice President and Chief Payments Officer of Fox Chase Bank

Michael S. Fitzgerald	Executive Vice President and Chief Lending Officer of Fox Chase Bank

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2010.

Jerry D. Holbrook, CMA, has served as Executive Vice President and Chief Operating Officer since April 2008. From 2005 to March 2008, Mr. Holbrook served as Executive Vice President and Chief Financial Officer of Fox Chase Bancorp. From 2003 to 2005, Mr. Holbrook was Executive Vice

President, Chief Financial Officer and Corporate Secretary for Northeast Pennsylvania Financial Corp. and its principal subsidiary First Federal Bank, a public thrift institution. Previously, Mr. Holbrook served as Chief Financial Officer for E-Duction, Inc., a financial services start-up. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he managed the asset/liability management committee and was responsible for securitization planning and debt issuances for a $70 billion credit card portfolio. He began his banking career with WSFS Financial Corp. where he served as Senior Vice President and Controller. Mr. Holbrook holds a B.S. in Accounting from the University of Kentucky. Age 55.

Roger S. Deacon, CPA, has served as Executive Vice President and Chief Financial Officer since April 2008. From July 2007 to March 2008, Mr. Deacon served as Executive Vice President and Chief Accounting Officer of Fox Chase Bancorp. From October 2005 to June 2007, Mr. Deacon was Senior Vice President and Chief Financial Officer for NOVA Financial Holdings, Inc., a privately held bank holding company, and its principal subsidiary NOVA Savings Bank. From January 2001 to September 2005, Mr. Deacon served as Chief Financial Officer for I4 Commerce, a privately held financial services company that provides services through its Bill Me Later product. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he was responsible for all financial planning for its credit card business, which grew from $2 billion to $70 billion in managed assets. He began his career with Price Waterhouse, where he served as an Audit Manager in their Financial Services Practice Group. Mr. Deacon holds a B.S. in Business Administration from Bucknell University, majoring in Accounting with a concentration in Finance. Age 47.

Keiron G. Lynch, CTP, has served as Executive Vice President and Chief Payments Officer since April 2008. From 2005 to March 2008, Mr. Lynch served as Executive Vice President and Chief Administrative Officer. From 1999 to 2005, Mr. Lynch was Vice President of Global Visa Commerce Product Development for Visa International. Previously, he was Director of Delivery for The Source(2) Group, LLC, a joint venture between Mellon Bank and MCI Systemhouse that provided outsourced accounts payable and accounts receivables services to companies nationwide. Mr. Lynch held a number of leadership positions with Mellon Bank over 17 years culminating as Vice President and Director of New Product Development for Mellon Bank’s Global Cash Management Division. Mr. Lynch holds a B.A. in Economics from Duke University. Age 51.

Michael S. Fitzgerald has served as Executive Vice President and Chief Lending Officer since November 2009. From June 2009 to October 2009 Mr. Fitzgerald served as Executive Vice President and Senior Lending Officer. From 1997 to May 2009, Mr. Fitzgerald worked for Sovereign Bank, located in Newtown, Pennsylvania, with his most recent position as Senior Vice President and Regional Executive Manager. During his tenure at Sovereign Bank, Mr. Fitzgerald was responsible for both lending and credit functions. Mr. Fitzgerald began his banking career at Meridian Bank in 1985. Mr. Fitzgerald holds a B.A. in Business Administration from Lycoming College. Age 47.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  These individuals are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended December 31, 2010, except for one late report for Michael S. Fitzgerald with regard to the granting of restricted stock.

Audit Committee Financial Expert

The Company’s Audit Committee consists of Todd S. Benning (Chairman), Roger H. Ballou, Richard E. Bauer and Anthony A. Nichols, Sr.  The Board of Directors has a separately-designated standing Audit Committee that assists the Board of Directors in its oversight of the Company’s accounting, auditing, internal control structure and financial reporting matters, the quality and integrity of the Company’s financial reports and the Company’s compliance with applicable laws and regulations. The Audit Committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Board of Directors has designated Todd S. Benning as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. Mr. Benning is independent under the listing requirements of the Nasdaq Stock Market applicable to audit committee members.

Code of Ethics and Business Conduct

The Company maintains a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Ethics and Business Conduct is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations.  The Code of Ethics and Business Conduct is available in the Governance Documents portion of the Investor Relations section of our website (www.foxchasebank.com).

ITEM 11.                      EXECUTIVE COMPENSATION

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K. See “—Compensation Discussion and Analysis.”

Compensation Committee of the Board of Directors of

Fox Chase Bancorp, Inc.

Roger H. Ballou, Chairman

Richard E. Bauer

Todd S. Benning

Peter A. Sears

Compensation Discussion and Analysis

Executive Summary

It is the intent of the Compensation Committee to provide our named executive officers with a market competitive compensation package that promotes the achievement of our strategic objectives and maximizes stockholder value without encouraging excessive risk taking.

In 2010, the difficult economic environment posed a number of challenges for our company.  Management worked diligently to address these challenges by proactively identifying loan problems and diligently working to address credit issues.  Despite these challenges, the Company registered several notable accomplishments in 2010, including:

•                  Successfully completing a second-step conversion in June 2010, which raised $77.8 million in additional capital.

•                  Reporting net income of $2.7 million, or $0.20 per share, for 2010, compared to a net loss of $1.0 million, or $0.07 per share, for 2009.

•                  Improving asset quality as evidenced by decreases in non-performing loans and non-performing assets in 2010.

•                  Increasing the net interest margin for the fourth quarter and year ended December 31, 2010.

•                  Improving our efficiency ratio as we continue to focus on streamlining our operations.

In light of the Company’s financial accomplishments in 2010 and management’s role in achieving these accomplishments, the Compensation Committee took the following actions with respect to the compensation and benefits programs for our named executive officers:

•                  Following a review of our chief executive officer’s performance in 2010, the Compensation Committee increased our chief executive officer’s base pay to $345,000 effective March 1, 2011.  This represents a 5.2% adjustment in base pay, making his salary commensurate with the median salaries paid to similarly situated executives in our peer group analysis completed by the Company’s compensation consultant.  In addition, after assessing the Company’s and the executive’s performance, our chief executive officer earned a cash incentive under the Executive Incentive Compensation Plan for 2010.  See “Executive Compensation—Executive Incentive

Compensation Plan” for information on Company performance measures and “Executive Compensation—Summary Compensation Table” for the actual 2010 incentive plan payout.

•                  Based upon a review of peer group data provided by our outside consultant, along with the performance evaluations and salary recommendations from our chief executive officer, the Compensation Committee increased base pay for Messrs. Holbrook, Deacon, Fitzgerald and Lynch effective March 1, 2011, by 6.3%, 6.9%, 2.9% and 1.2%, respectively, to $238,000, $187,000, $180,000 and $174,000, respectively.  The adjustments align these executive officers with the median salaries paid to similarly situated executives in our peer group.  In addition,  after assessing the Company’s and the executive’s performance, each of our named executive officers earned a cash incentive under the Executive Incentive Compensation Plan.  See “Executive Compensation—Executive Incentive Compensation Plan” for information on Company performance measures and “Executive Compensation—Summary Compensation Table” for the actual 2010 incentive plan payout.

In addition, in connection with the second-step conversion, the Compensation Committee took the following actions contributing to sound corporate governance practices:

•                  The Board of Directors reviewed and revised the employment agreements with our named executive officers.  The agreements were revised to: (1) reflect Maryland as the jurisdiction for the holding company, (2) exclude non-renewal of the employment agreement as an event of termination; and (3) shorten the duration of the payment of benefits if an executive terminates employment due to disability.  The new agreements were entered into on October 1, 2010 and will expire on September 30, 2013, unless extended.

•                  The Company conducted a risk assessment of its benefit plans and arrangements to ensure the Company’s executive compensation programs do not encourage undue risk taking.

•                  The Compensation Committee reviewed the general plan design of the Executive Incentive Compensation Plan and suggested changes for the 2011 plan design that include a claw back provision.

Our Philosophy on Executive Compensation

Our goal is to drive sustainable increases in the value of Fox Chase Bancorp and Fox Chase Bank by profitably serving an expanding base of satisfied clients. Our competitive advantage is the caliber of our people. It is people who deliver exceptional care to our clients and dynamically align business processes to deliver what clients care about most. Our people-driven strategy demands that we attract, develop and retain a highly competent team while aligning compensation with business results.

Within this context, the three major objectives for our executive compensation program are:

•                  Alignment: Link executive compensation with increases in stockholder value and align stockholder and executive interests by requiring meaningful executive stock ownership levels.

•                  Motivation: Motivate executives to be accountable for achievement of our strategic and financial objectives.

•                  Retention and Attraction: Retain and attract senior executives, as well as other management.

To achieve these objectives, we have structured a compensation and benefit program that provides our named executive officers with the following:

•                  Salary levels and merit salary increases that reflect position responsibilities, competitive market rates, strategic importance of the position and individual performance.

•                  Annual cash incentive (i.e., bonus) payments that are based on Fox Chase Bancorp’s annual financial performance as defined by the Compensation Committee and approved by the Board and achievement of certain strategic non-financial performance objectives. The Compensation Committee has complete discretion over the payments of cash awards to all employees except the chief executive officer and the Board of Directors has complete discretion over the payment of cash awards to the chief executive officer.

•                  Long-term equity-based incentives that reward outstanding performance with incentives that focus our management team on creating stockholder value over the long term. By increasing the equity holdings of our named executive officers, we provide them with a continuing stake in our long-term success.

•                  Benefit programs that provide our executives with access to health and welfare benefits. In addition, our named executive officers are eligible to participate in our 401(k) plan and employee stock ownership plan. Our benefit programs are designed to be competitive with our peers.

•                  Employment Agreements that assure stability in management and provide change in control protection in a consolidating industry.

The various elements of the total compensation package for our named executive officers are designed to achieve different specific purposes, which are complementary, but include: motivating appropriate behavior; rewarding different aspects of performance or meeting corporate objectives; and attracting and retaining the talent needed to successfully lead Fox Chase Bancorp and maximize stockholder value.

Our executive compensation philosophy is implemented through compensation programs based on the following guiding principles:

•                  Pay for Performance: The following key elements are ways we link pay to performance:

•                  Emphasis on Motivation: Pay is used to motivate management to focus on key financial and strategic goals by providing pay for outstanding annual and long-term performance.

•                  Performance Management: Performance assessment criteria for each executive are clearly communicated each year and are consistent with areas of performance identified by the Board.

•                  Controllability: Financial performance measures that management has the ability to impact and influence are used in the annual incentive plan and the long-term incentive program.

•                  Differentiation: Pay is managed to ensure that compensation varies to reflect different levels of performance.

•                  Performance Measures and Measurement: Performance measurement is a critical component of our compensation philosophy. For annual incentive payments, financial and non-financial performance measures are used to vary pay for individual executives.

•                  Financial Measures: The Board establishes financial objectives through both longer-term strategic plans and annual profit plans.

•                  Individual Measures: Assessment versus pre-established individual performance expectations for:

•                  Financial and strategic non-financial goals and objectives to drive earnings growth, value creation and execution;

•                  Financial and operational controls that maintain prudent risk management practices; and

•                  Goals and objectives to promote the development of human capital, instill our core values and create a results-oriented environment.

•                  Competitive Framework: We compare our management compensation levels with industry specific compensation surveys and analyze the compensation paid to comparable executives for a selected peer group.

•                  Pay Positioning: The total compensation (base salary, annual incentive, long-term incentives) and benefits package for our named executive officers is positioned around median competitive levels, taking into account the relative responsibilities of our named executive officers. Actual total compensation in any given year may be above or below the target level based on individual and corporate performance.

•                  Decision-Making Authority: Decision-making for our compensation program is shared among the Board, the Compensation Committee, the chief executive officer and the human resources director. The Board approves compensation for the chief executive officer and the Compensation Committee approves compensation for senior executive officers, after reviewing recommendations provided by the chief executive officer and the human resources director.

•                  Communication: Full communication of our compensation philosophy, annual and long-term incentive program design and the goal-setting process is necessary to achieve program objectives. Full communication before and during defined performance periods will:

•                  Allow executives to understand how their performance will be evaluated and how their compensation will be determined;

•                  Demonstrate the alignment between compensation and strategic business initiatives and creating stockholder value; and

•                  Ensure accountability of all executives for individual and business performance.

The Role of the Compensation Committee in Determining Executive Compensation

Compensation for the named executive officers is determined under programs reviewed and approved by the Compensation Committee and reported to the Board of Directors. The Compensation

Committee approves all executive officer salary adjustments and annual and long-term incentive awards. With respect to the chief executive officer, in connection with his annual performance review, the Compensation Committee approves salary levels and annual and long-term incentive awards, which are then ratified by the Board. The Committee also oversees Fox Chase Bancorp’s employee benefit plans and assesses executive performance results in determining awards under any other annual and long-term incentive plan. Additionally, the Compensation Committee approves executive employment or severance agreements, except for the chief executive officer, whose agreement is approved by the Board. Finally, the Compensation Committee reviews compensation arrangements for the non-management directors and makes recommendations to the full Board of Directors, as appropriate.

The Compensation Committee operates under a written charter that establishes the Compensation Committee’s responsibilities. The Compensation Committee and the Board of Directors review the Charter annually to ensure that the scope of the Charter is consistent with the Compensation Committee’s role. Under the Charter, the Compensation Committee is charged with general responsibility for the oversight and administration of our compensation program. The Charter also authorizes the Compensation Committee to engage consultants and other professionals without management approval to the extent deemed necessary to discharge its responsibilities.

Outside Consultants

In developing and monitoring our compensation programs in 2010, the Compensation Committee engaged Pearl Meyer & Partners, a national compensation consulting firm. Pearl Meyer & Partners assisted the Compensation Committee in establishing the 2010 Executive Incentive Compensation Plan and provided the Committee with a competitive assessment on overall senior management compensation, as well as total director compensation. Pearl Meyer & Partners reported directly to the Compensation Committee.  In addition, Pearl Meyer & Partners assisted the Compensation Committee in updating our peer group for 2010.  See “Our Peer Group” for information on our peer institutions.  When making compensation decisions for our named executive officers, the Compensation Committee looks at the compensation paid to similarly situated executives at companies in our peer group.  Benchmarking compensation at a median level provides the Compensation Committee with a point of reference for measurement.  Our Compensation Committee also looks at internal pay equity and individual performance when making compensation decisions.

Role of Management

The chief executive officer, in conjunction with the Compensation Committee and the human resources director, develops recommendations regarding the appropriate mix and level of compensation for our management team. The recommendations consider the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee. The chief executive officer meets with the Compensation Committee to discuss the compensation recommendations for the named executive officers. The chief executive officer does not participate in Compensation Committee discussions relating to the determination of his compensation.

Our Peer Group

In connection with our second-step conversion, the Compensation Committee engaged Pearl Meyer & Partners to update our peer group for 2010.  The institutions selected are all publicly traded commercial banks or thrift institutions with assets ranging between $500 million and $2.5 billion.  Generally, the financial institutions have headquarters located in Pennsylvania, New Jersey and Delaware within 50 miles of our company headquarters.

Abington Bancorp, Inc.	OceanFirst Financial Corp.
Bancorp, Inc.	Parke Bancorp, Inc.
Bryn Mawr Bank Corporation	Peapack-Gladstone Financial Corporation
Cape Bancorp, Inc.	Republic First Bancorp, Inc.
Center Bancorp, Inc.	Royal Bancshares of Pennsylvania, Inc.
ESSA Bancorp, Inc.	Roma Financial Corporation (MHC)
1st Constitution Bancorp	TF Financial Corporation
Harleysville Savings Financial Corporation	Univest Corporation of Pennsylvania
Kearny Financial Corp, (MHC)	Unity Bancorp, Inc.
Malvern Federal Bancorp, Inc. (MHC)	VIST Financial Corp.
Northfield Bancorp, Inc. (MHC)

Base Salaries

In general, Fox Chase Bancorp targets base salaries around the median competitive level relative to comparable positions in the peer group referenced above, taking into account the comparative responsibilities, internal pay equity and performance of the executive officers involved. Where the responsibilities of executive positions at Fox Chase Bank are different from those typically found among other banks, or where executives are new to their responsibilities or play a particularly critical role at Fox Chase Bancorp, base salaries may be targeted above or below median competitive levels. Peer group survey data prepared by Pearl Meyer & Partners is used to assist the Compensation Committee in evaluating base salaries for our named executive officers.  See “Our Peer Group” for information on peer institutions and “Outside Consultants” for information on survey materials prepared by Pearl Meyer & Partners.

Annual Incentive Pay

Fox Chase Bank maintains the Executive Incentive Compensation Plan (the “EICP”) to reward participants with cash incentives upon the attainment of specific financial goals and individual performance goals as established each plan year by the Compensation Committee. Under the EICP, each participant has a target incentive opportunity based on competitive market practice for his role (see chart below for the 2010 cash incentive opportunities). Each incentive opportunity reflects a percentage of base salary and is determined on a basis that is consistent with competitive market practices. Actual awards may range from 0% of target (not achieving minimal performance) to 150% of target (for exceptional performance). Incentives for all participants are generally based on a combination of the performance of Fox Chase Bancorp and individual performance (collectively the “Performance Measures”).

The cash incentive opportunities noted below are shown as a percentage of base salary. See “Summary Compensation Table” for the 2010 base salaries and the actual 2010 payouts under the EICP.

	2010 EICP Incentive Opportunities
Role	Below Threshold	Threshold (50% of Target)	Target (100%)	Stretch (1) (150% of Target)
Chief Executive Officer	0%	17.5%	35.0%	52.5%
Chief Operating Officer	0	15.0	30.0	45.0
Chief Financial Officer	0	15.0	30.0	45.0
Chief Lending Officer	0	15.0	30.0	45.0
Chief Payments Officer	0	12.5	25.0	37.5

(1)          To achieve stretch payouts, Fox Chase Bancorp must achieve a predefined threshold level of net income.

Fox Chase Bancorp Performance Measures

To focus all EICP participants on our overall success, each participant’s performance is measured relative to their contribution to the achievement of the Performance Measures. Management tracks the progress of such performance measures on a quarterly basis and shares the results with the Compensation Committee.

As noted in the chart below, the Long Term Value of the performance measure is completely discretionary. The Compensation Committee looks at the following factors to evaluate this performance measure:

1.               Making sound and prudent financial/strategic choices about capital deployment.

2.               Hiring, developing and retaining a motivated and efficient staff.

3.               Building high quality earnings.

4.               Making good judgments about risk and pricing of products.

The weight given to the achievement of the various Performance Measures is noted below, however, the Compensation Committee can use its discretion to determine whether full weight or partial weight should be given for the specific performance measures.

Performance Measure	2010 Performance Goals Threshold/Target/Stretch	CEO	COO	CFO	CLO	CPO
Long Term Value of Company	committee discretion	30%	20%	20%	15%	15%

Achieve Profit Plan Objectives		35%	20%	20%	20%	20%
Core Net Income	$2.1m / $2.6m / $2.8m
Increase Core Non-Interest Income	greater than 18.1%
Increase Core Non-Interest Expense	less than 6.5%
Core ROA	0.22%
Core ROE	2.05%
Non-performing Loan to Loan Ratio	performance relative to peers

Drive Efficiency		10%	15%	30%	—	—
Efficiency ratio	72.5%
Revenue/Full Time Equivalent	$212m
Expense/Full Time Equivalent	$154m
Net Interest Margin	2.47%

Achieve Targeted Deposit Growth		10%	10%	—	—	—
Average YTD Deposit Growth	$844m
Average Core Deposits/Total	38.3%

Achieve Targeted Loan/Fee Growth		15%	—	—	30%	—
Commercial Real Estate Average	$369mm
Loan Production (new commitments)	$206mm
Commerciall Loans/Relationship Manager Average	$26.3mm
Fee Income	$1.4mm
Individual Measures	See below	—	35%	30%	35%	65%

Individual Performance Measures

In addition to the Performance Measures above, each EICP participant has subjective individual performance measures that reflect required contributions specific to their functional area. The Compensation Committee, in its sole discretion, determines whether a participant has achieved his individual performance measures for the 2010 plan year.

The 2010 Individual Performance Measures are as follows:

Role	Individual Performance Measures

Chief Executive Officer	None

Chief Operating Officer	Reduce non-performing loans, improve operating efficiencies, credit/asset quality

Chief Financial Officer	Maintain internal control environment, improve operating efficiencies

Chief Lending Officer	Maintain credit/asset quality, achieve cash management fee income objectives and achieve loan production goals

Chief Payments Officer	Implement E-Futures Project and achieve cash management fee income objectives

The following chart shows how each participant’s incentive opportunity is allocated based on the Compensation Committee’s evaluation of their contribution to the achievement of the Fox Chase Bancorp Performance Measures noted above and each participant’s individual performance measures. The Compensation Committee has full discretion in determining the weight given to a specific Bank or individual performance measure.

Position	Fox Chase Bancorp Performance Measures	Individual Performance Measures
Chief Executive Officer	100%	0%
Chief Operating Officer	65	35
Chief Financial Officer	70	30
Chief Lending Officer	65	35
Chief Payments Officer	35	65

Long-Term Equity-Based Incentives; Timing Issues

The Compensation Committee considers whether to make stock option grants and/or award other forms of equity on an annual basis based on the shares available under the Company’s equity incentive plan and the regulatory limits imposed on equity awards. The Compensation Committee’s process with respect to the determination of grant dates or the stock option exercise prices is made after carefully considering Fox Chase Bancorp’s timing of earnings releases and/or other material nonpublic information to ensure that there is no manipulation of the market to the executive’s benefit. The Compensation Committee’s decisions are reviewed and ratified by the full Board of Directors. Similarly, Fox Chase Bancorp never times the release of material nonpublic information to affect the value of executive compensation. In general, the release of such information reflects established timetables for the disclosure of material nonpublic information such as earnings reports or, with respect to other events reportable under federal securities laws, the applicable requirements of such laws with respect to timing of disclosure.  In accordance with the Company’s equity incentive plan, options are granted at an exercise price equal to the closing price of our common stock on the Nasdaq Stock Market on the date of grant.

The Compensation Committee determines who shall receive awards under the Company’s equity incentive plan after giving consideration to peer group data prepared by Pearl Meyer & Partners, as well as the recommendations from the chief executive officer and other executive officers with respect to awards contemplated for their subordinates.  The Company is currently working with its advisors to establish a future program for continuing the use of equity compensation in the Company’s overall compensation program.  Fox Chase Bancorp intends to present this new equity incentive plan to stockholders at the Company’s 2011 annual meeting.   The Compensation Committee has not made any decisions on specific equity awards under the proposed plan.

Employment Agreements

Fox Chase Bancorp and Fox Chase Bank maintain an employment agreement with each of Thomas M. Petro, Jerry D. Holbrook, Roger S. Deacon, Keiron G. Lynch and Michael S. Fitzgerald. The employment agreements each have an initial term of three years and may be renewed by the Board of Directors following a review of the executive’s performance for an additional year so that the remaining term will be three years.  The Board of Directors has approved an extension of each executive’s employment agreement through September 30, 2013.  The employment agreements provide for a base salary and, among other things, participation in discretionary bonuses or other incentive compensation provided to senior management, and participation in stock benefit plans and other fringe benefits applicable to executive personnel.

Executive Perquisites

Fox Chase Bancorp and Fox Chase Bank do not provide their named executive officers with any perquisites.

Tax and Accounting Considerations

In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and annually to ensure that we understand the financial impact of each program on Fox Chase Bancorp and its subsidiaries. Our analysis includes a review of recently adopted and pending changes in tax and accounting requirements.

Stock Ownership Guidelines

We maintain stock ownership guidelines for the named executive officers and members of our Board of Directors. The guidelines state that each non-employee member of the Board of Directors must obtain ownership levels in Fox Chase Bancorp equal to three times their annual retainer. Our chief executive officer is required to acquire stock ownership levels equal to four times his base salary. The remaining named executive officers must acquire stock ownership levels of two times their base salaries. These guidelines were approved in 2007 and all executives must achieve the necessary levels of stock ownership by December 31, 2012 or within five years of their hire. If ownership levels are not achieved, the Compensation Committee may elect to divert future cash compensation to some form of equity-based compensation.

Summary Compensation Table

The following table provides information concerning total compensation earned or paid to Fox Chase Bancorp’s principal executive officer, principal financial officer and three other most highly compensated executives. These five officers are referred to as the “named executive officers” in this document.

					Non-Equity
			Stock	Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Awards (1)	Awards (2)	Compensation (3)	Compensation (4)	Total
Thomas M. Petro	2010	$327,815	$—	$—	$120,000	$22,757	$470,572
President and Chief Executive Officer	2009	323,707	—	27,007	30,274	13,574	394,562
	2008	285,081	—	—	—	19,509	304,590

Jerry D. Holbrook (5)	2010	223,877	—	—	77,500	25,378	326,756
Executive Vice President and Chief Operating Officer	2009	224,316	—	20,255	18,793	15,225	278,589
	2008	214,314	—	—	—	17,140	231,454

Roger S. Deacon (6)	2010	174,937	—	—	65,500	21,005	261,442
Executive Vice President and Chief Financial Officer	2009	177,514	50,103	46,545	16,795	12,837	303,794
	2008	169,683	70,566	30,140	—	13,622	284,011

Keiron G. Lynch	2010	171,810	—	—	39,750	20,168	231,729
Executive Vice President and Chief Payments Officer	2009	178,418	—	14,469	12,295	12,904	218,086
	2008	170,581	—	—	—	13,694	184,275

Michael S. Fitzgerald (7)	2010	175,000	75,812	—	40,250	19,826	310,888
Executive Vice President and Chief Lending Officer	2009	94,230	73,770	—	5,972	5,738	179,710

(1)          These amounts reflect the aggregate grant date fair value for outstanding restricted stock awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. The amounts were calculated based on Fox Chase Bancorp’s stock price as of the date of grant, which was $8.79 and $11.42 for Mr. Deacon for grants in 2009 and 2008, respectively, and $9.67 and $10.06 for Mr. Fitzgerald for grants in 2010 and 2009, respectively. When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon.

(2)          These amounts reflect the aggregate grant date fair value for outstanding stock option awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. For information on the assumptions used to compute the fair value, see note 9 to the consolidated financial statements. The actual value, if any, realized by an executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, the value realized by an executive officer may not be at or near the value estimated above.

(3)          Represents payments made pursuant to Fox Chase Bank’s Executive Incentive Compensation Plan. Awards earned during 2010 were paid on March 4, 2011.

(4)          Details of the amounts reported in the “All Other Compensation” column for 2010 are provided in the table below. The table excludes perquisites, which did not exceed $10,000 in the aggregate for each named executive officer.

	Mr. Petro	Mr. Holbrook	Mr. Deacon	Mr. Lynch	Mr. Fitzgerald
Market value of ESOP contributions	$21,941	$21,732	$17,171	$16,487	$16,207
Employer contributions to 401(k) plan	816	3,646	3,834	3,681	3,619

(5)           On April 1, 2008, Mr. Holbrook was promoted from Executive Vice President and Chief Financial Officer of Fox Chase Bancorp and Fox Chase Bank to Executive Vice President and Chief Operating Officer of Fox Chase Bancorp and Fox Chase Bank.

(6)           On April 1, 2008, Mr. Deacon was promoted from Chief Accounting Officer of Fox Chase Bancorp and Fox Chase Bank to Executive Vice President and Chief Financial Officer of Fox Chase Bancorp and Fox Chase Bank.

(7)           Mr. Fitzgerald was employed by Fox Chase Bancorp and Fox Chase Bank as Executive Vice President and Chief Lending Officer on June 15, 2009. Accordingly, no compensation information is available before that date.

Employment Agreements

Fox Chase Bancorp and Fox Chase Bank maintain an employment agreement with each of Thomas M. Petro, Jerry D. Holbrook, Roger S. Deacon, Keiron G. Lynch and Michael S. Fitzgerald. The employment agreements each have an initial term of three years and may be renewed by the Board of Directors following a review of the executive’s performance for an additional year so that the remaining term will be three years.  The Board of Directors has approved an extension of each executive’s employment agreement through September 30, 2013.  The employment agreements provide for a base salary and, among other things, participation in discretionary bonuses or other incentive compensation provided to senior management, and participation in stock benefit plans and other fringe benefits applicable to executive personnel.

See “—Potential Post-Termination Benefits” for a discussion of the benefits and payments each executive may receive under his employment agreement upon his termination of employment.

Grants of Plan-Based Awards

The following table provides information concerning our grants of plan-based awards for the named executive officers during the year ended December 31, 2010.

	Grant	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Date	Threshold	Target	Maximum	Units (2)	Awards (3)
Thomas M. Petro	—	$61,275	$122,549	$183,824	—	—
Jerry D. Holbrook	—	38,724	77,448	116,172	—	—
Roger S. Deacon	—	33,206	66,413	99,619	—	—
Keiron G. Lynch	—	19,888	39,775	59,663	—	—
Michael S. Fitzgerald	—	20,125	40,250	60,375	—	—
	08/02/2010	—	—	—	7,840	$75,812

(1)           These columns show the possible payouts for each named executive officer under Fox Chase Bank’s Executive Incentive Compensation Plan.

(2)           Vest in five equal annual installments beginning on the first anniversary of the date of grant.

(3)           Sets forth the grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. The grant date fair value of all stock awards is equal to the number of awards multiplied by $9.67, the closing price for Fox Chase Bancorp’s common stock on the date of grant.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of December 31, 2010.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Restricted Shares or Units of Stock That Have Not Vested (1)	Market Value of Restricted Shares or Units of Stock That Have Not Vested (2)
Thomas M. Petro	83,397	55,599	$11.58	08/31/2017	20,956	$248,328
	2,416	9,666	8.22	02/27/2019	—	—
Jerry D. Holbrook	48,114	32,076	11.58	08/31/2017	13,686	162,179
	1,812	7,250	8.22	02/27/2019	—	—
Roger S. Deacon	7,057	4,705	11.58	08/31/2017	10,970	129,994
	4,705	7,057	10.68	03/03/2018	—	—
	4,165	16,658	8.22	02/27/2019	—	—
Keiron G. Lynch	20,529	13,686	11.58	08/31/2017	5,988	70,957
	1,295	5,178	8.22	02/27/2019	—	—
Michael S. Fitzgerald	—	—	—	—	14,112	167,227

(1)          Represents awards that vest in five equal annual installments beginning one year from the date of grant but have not yet vested.

(2)          Based upon Fox Chase Bancorp’s closing stock price of $11.85 on December 31, 2010.

Stock Vested

The following table provides information concerning the vesting of stock awards for each named executive officer, on an aggregate basis, during the year ended December 31, 2010. No stock options were exercised during the year ended December 31, 2010.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas M. Petro	10,478	$99,541	(1)
Jerry D. Holbrook	6,843	65,008	(1)
Roger S. Deacon	1,219	11,580	(1)
	1,219	10,602	(2)
	1,219	10,545	(3)
Keiron G. Lynch	2,994	28,443	(1)
Michael S. Fitzgerald	1,568	15,210	(4)

(1)   Based upon Fox Chase Bancorp’s closing stock price of $9.50 on August 31, 2010.

(2)   Based upon Fox Chase Bancorp’s closing stock price of $8.70 on March 3, 2010.

(3)   Based upon Fox Chase Bancorp’s closing stock price of $8.65 on February 26, 2010.

(4)   Based upon Fox Chase Bancorp’s closing stock price of $9.70 on June 15, 2010.

Nonqualified Deferred Compensation

The following table provides information with respect to the 2010 accrued balances for each of the named executive officers who participate in the Fox Chase Bank Amended and Restated Executive Long-Term Incentive Plan. Messrs. Deacon and Fitzgerald do not participate in the plan. No employer contributions or employee distributions were made during the year ended December 31, 2010.

Aggregate Balance at Last Fiscal Year End (1)
Thomas M. Petro	$196,736
Jerry D. Holbrook	147,552
Keiron G. Lynch	73,691

(1)                    Includes amounts granted in 2006 under the Amended and Restated Fox Chase Bank Executive Long-Term Incentive Plan, which vest as described below.

Fox Chase Bank maintains the Fox Chase Bank Amended and Restated Executive Long-Term Incentive Plan, which was designed to retain and attract key officers who contribute to the financial and business success of Fox Chase Bank. This plan was replaced by the Equity Incentive Plan after Fox Chase Bancorp went public in 2006. Accordingly, no further awards have been granted. All of the awards vest over a five year period with 60% of the award vesting on the third anniversary of the plan year to which the award was granted, 80% on the fourth anniversary and 100% on the fifth anniversary. See “—Potential Post-Termination Benefits” for a discussion of the payments each executive may receive under this plan upon the occurrence of certain events.

Potential Post-Termination Payments

Payments Made Upon Termination for Cause. If any of the named executive officers is terminated for cause, he will receive his base salary through the date of termination and may retain the rights to any vested benefits, subject to the terms of the plan or arrangement under which those benefits are provided.

Payments Made Upon an Event of Termination. The employment agreements define an “Event of Termination” as termination by Fox Chase Bank or Fox Chase Bancorp of an executive’s employment for reasons other than for cause or a change in control, or an executive’s voluntary resignation from Fox Chase Bank or Fox Chase Bancorp after specified circumstances set forth in the agreements that would constitute constructive termination. Upon the occurrence of an Event of Termination, the employment agreements provide that the executive, his beneficiary, would be entitled to receive his base salary and health and life insurance coverage for the remaining term of this agreement. In addition, the executive would be entitled to receive, for the remaining term of the agreement, all benefits he would have received during the remaining term of the agreement under any retirement program (tax-qualified or non-qualified) in which the executive participated before his termination of employment. Upon termination of the executive’s employment for reasons other than cause or a change in control, the executive must adhere to a one year non-competition restriction.

Payments Made Upon Disability. The employment agreements provide each executive with a disability benefit equal to two-thirds of the executive’s monthly rate of base salary as of his termination date. An executive will cease to receive disability payments upon the earlier of: (1) the date the executive returns to full-time employment; (2) death; (3) attainment of age 65 or (4) expiration of the term of the agreement. In addition, during any period of an executive’s disability, the executive would continue to be covered, to the greatest extent possible, under all benefit plans in which the executive participated before his disability as if he were actively employed by us. Disability payments are reduced by any disability benefits paid to an executive under any policy or program maintained by Fox Chase Bank.

The vesting of awards under Fox Chase Bank’s Amended and Restated Executive Long-Term Incentive Plan accelerate if a participant is terminated due to disability.

Upon an executive’s termination due to disability, outstanding stock options granted pursuant to the Equity Incentive Plan vest and remain exercisable until the earlier of one year from the date of termination of employment due to disability or the expiration of the stock options. Restricted stock awards granted under the plan also vest upon the executive’s termination of employment due to disability.

Payments Made Upon Death. Under the employment agreements, the executive’s estate is entitled to receive any salary and bonus accrued but unpaid as of the date of the executive’s death. The agreements also provide that Fox Chase Bank will continue to provide the executive’s dependents with the medical insurance benefits existing on the date of the executive’s death for a period of six months.

The vesting of awards under Fox Chase Bank’s Amended and Restated Executive Long-Term Incentive Plan accelerate upon a participant’s death.

Upon an executive’s death, outstanding stock options granted pursuant to the Equity Incentive Plan vest and remain exercisable until the earlier of one year from the date the executive dies or the expiration of the stock options. Restricted stock awards granted to the executives under the plan also vest upon the executive’s death.

Payments Made Upon a Change in Control. Following a change in control of Fox Chase Bank or Fox Chase Bancorp, under the terms of the employment agreements, if an executive voluntarily terminates (upon circumstances discussed in the agreement) or involuntarily terminates employment, the executive or, if the executive dies, the executive’s beneficiary, would be entitled to receive a severance payment equal to the greater of: (1) the payments and benefits due for the remaining term of the agreement, (2) three times the executive’s average base salary for the three taxable years preceding a change in control or (3) three times the executive’s base salary for the most recent taxable year (or portion of the taxable year). Fox Chase Bank would also continue to pay or provide for life, medical and dental coverage for the executive and his dependents for 36 months following his termination of employment.

Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times an individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control (the “Section 280G Limitation”). An individual’s base amount is equal to an average of the individual’s Form W-2 compensation for the five years preceding the year a change in control occurs (or such lesser number of years if the individual has not been employed for five years). Individuals receiving excess parachute payments are subject to a 20% excise tax under Section 4999 of the Internal Revenue Code on the amount of the payment in excess of the base amount, and the employer may not deduct the payment for federal tax purposes. The employment agreements limit payments made to the executives in connection with a change in control to amounts that will not exceed the Section 280G Limitation.

The vesting of awards under Fox Chase Bank’s Amended and Restated Executive Long-Term Incentive Plan accelerate upon a change in control of Fox Chase Bank.

Under the terms of our employee stock ownership plan, upon a change in control (as defined in the plan), the plan trustee will repay in full any outstanding acquisition loan. After repayment of the acquisition loan, all remaining shares of Fox Chase Bancorp common stock held in the loan suspense account, all other stock or securities, and any cash proceeds from the sale or other disposition of any shares of Fox Chase Bancorp common stock held in the loan suspense account will be allocated among the accounts of all participants in the plan who were employed on the date immediately preceding the effective date of the change in control. The allocations of shares or cash proceeds shall be credited to each eligible participant in proportion to the opening balances in their accounts as of the first day of the valuation period in which the change in control occurred. Payments under our employee stock ownership plan are not categorized as parachute payments and, therefore, do not count towards each executive’s Section 280G Limitation.

In the event of a change in control of Fox Chase Bancorp or Fox Chase Bank, outstanding stock options granted pursuant to the Equity Incentive Plan vest and, if the option holder is terminated other than for cause within 12 months of the change in control, will remain exercisable until the expiration date of the stock options. Restricted stock awards granted to the executives under the plan also vest upon a change in control. The value of the accelerated options and restricted stock grants count towards the executives’ Section 280G Limitations.

Potential Post-Termination Benefits Tables. The amount of compensation payable to each named executive officer upon termination for cause, termination following an event of termination, change in control followed by termination of employment, disability, death and retirement is shown below. The amounts shown assume that such termination was effective as of December 31, 2010, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The amounts do not include the executive’s account balances in Fox Chase Bank’s tax-qualified retirement plans to which each executive has a non-forfeitable interest. The amounts shown relating to unvested options and restricted stock awards are based on the fair market value of Fox Chase Bancorp’s common stock on December 31, 2010, which was $11.85. The actual amounts to be paid out can only be determined at the time of such executive’s separation from Fox Chase Bancorp.

The following table provides the amount of compensation payable to Mr. Petro for each of the situations listed below.

	Payments Due Upon
	Termination for Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control with Termination of Employment
Base salary	$—	$948,750		$632,500	(2)	$—	$—	$1,349,840
Bonuses	—	330,000		—		—	—	N/A
401(k) matching contribution and ESOP benefit (4)	—	62,568	(3)	—		—	—	—	(4)
Health and welfare benefits	—	24,915		24,915	(5)	—	—	27,180	(6)
Income attributable to stock options	—	—		—		—	—	40,057	(7)
Income attributable to vesting of restricted stock	—	—		248,328		248,328	—	248,328
Income attributable to distribution under Long-Term Incentive Plan (8)	—	196,736		196,736		196,736	196,736	196,736

Total payment (9)	$—	$1,562,969		$1,102,479		$445,064	$196,736	$1,862,141

(1)           An “Event of Termination” is defined as termination by Fox Chase Bancorp or Fox Chase Bank for any reason (other than cause) or voluntary termination by the executive following: (1) the failure to re-appoint the executive to his current office; (2) a material change to the executive’s functions or duties; (3) a material reduction in benefits; (4) the liquidation or dissolution of Fox Chase Bancorp or Bank; or (5) breach of the executive’s employment agreement.

(2)           Disability payment equals two-thirds of the executive’s monthly rate of base salary as of his termination date assuming coverage is continued through the remaining term of the agreement.  A portion of the amounts due may be offset by the Company’s disability insurance coverage.

(3)           Represents the value of the employee contributions the executive would have received under these plans for the remaining term of the agreement.

(4)           The amounts do not include the executive’s account balances in Fox Chase Bank’s tax-qualified retirement plans to which the executive has a non-forfeitable interest.

(5)           Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs assuming disability payments are made through the term of the Agreement.

(6)           The value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs for a period of 36 months.

(7)           Assumes options are cashed out in connection with a change in control.

(8)           The Long-Term Incentive Plan provides that benefits are to be distributed upon separation of service for any reason other than a change in control. Participants in the plan are 100% vested in their plan benefits upon a change in control, death or disability.

(9)           The amounts shown above do not reflect the fact that if, in the event payments to executive in connection with a change in control or otherwise would result in an excise tax under Section 4999 of the Internal Revenue Code of 1986, such payments may be reduced to the extent necessary so that the excise tax does not apply.

The following table provides the amount of compensation payable to Mr. Holbrook for each of the situations listed below.

	Payments Due Upon
	Termination for Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control with Termination of Employment
Base salary	$—	$654,500		$436,333	(2)	$—	$—	$923,837
Bonuses	—	213,125		—		—	—	N/A
401(k) matching contribution and ESOP benefit (4)	—	69,762	(3)	—		—	—	—	(4)
Health and welfare benefits	—	2,079		2,079	(5)	—	—	2,268	(6)
Income attributable to stock options	—	—		—		—	—	26,145	(7)
Income attributable to vesting of restricted stock	—	—		162,179		162,179	—	162,179
Income attributable to distribution under Long-Term Incentive Plan (8)	—	147,552		147,552		147,552	147,552	147,552

Total payment (9)	$—	$1,087,018		$748,143		$309,731	$147,552	$1,261,981

(1)           An “Event of Termination” is defined as termination by Fox Chase Bancorp or Fox Chase Bank for any reason (other than cause) or voluntary termination by the executive following: (1) the failure to re-appoint the executive to his current office; (2) a material change to the executive’s functions or duties; (3) a material reduction in benefits; (4) the liquidation or dissolution of Fox Chase Bancorp or Bank; or (5) breach of the executive’s employment agreement.

(2)           Disability payment equals two-thirds of the executive’s monthly rate of base salary as of his termination date assuming coverage is continued through the remaining term of the Agreement.  A portion of the amounts due may be offset by the Company’s disability insurance coverage.

(3)           Represents the value of the employer contributions the executive would have received under these plans for the remaining term of the agreement.

(4)           The amounts do not include the executive’s account balances in Fox Chase Bank’s tax-qualified retirement plans to which the executive has a non-forfeitable interest.

(5)           Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life insurance program assuming disability payments are made through the remaining term of the Agreement. Mr. Holbrook does not participate in the Bank’s health insurance plans.

(6)           The value of coverage under Fox Chase Bank’s life insurance program for a period of 36 months. Mr. Holbrook does not participate in the Bank’s health insurance plans.

(7)           Assumes options are cashed out in connection with a change in control.

(8)           The Long-Term Incentive Plan provides that benefits are to be distributed upon separation of service for any reason other than a change in control. Participants in the plan are 100% vested in their plan benefits upon a change in control, death or disability.

(9)           The amounts shown above do not reflect the fact that if, in the event payments to executive in connection with a change in control or otherwise would result in an excise tax under Section 4999 of the Internal Revenue Code of 1986, such payments may be reduced to the extent necessary so that the excise tax does not apply.

The following table provides the amount of compensation payable to Mr. Deacon for each of the situations listed below.

	Payments Due Upon
	Termination for Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control with Termination of Employment
Base salary	$—	$514,250		$342,833	(2)	$—	$—	$655,496
Bonuses	—	180,125		—		—	—	N/A
401(k) matching contribution and ESOP benefit (4)	—	57,763	(3)	—		—	—	—	(4)
Health and welfare benefits	—	30,657		30,657	(5)	—	—	33,444	(6)
Income attributable to stock options	—	—		—		—	—	40,395	(7)
Income attributable to vesting of restricted stock	—	—		129,994		129,994	—	129,994

Total payment (8)	$—	$782,795		$503,484		$129,994	$—	$859,329

(1)           An “Event of Termination” is defined as termination by Fox Chase Bancorp or Fox Chase Bank for any reason (other than cause) or voluntary termination by the executive following: (1) the failure to re-appoint the executive to his current office; (2) a material change to the executive’s functions or duties; (3) a material reduction in benefits; (4) the liquidation or dissolution of Fox Chase Bancorp or Bank; or (5) breach of the executive’s employment agreement.

(2)           Disability payment equals two-thirds of the executive’s monthly rate of base salary as of his termination date assuming coverage is continued through the remaining term of the Agreement.  A portion of the amounts due may be offset by the Company’s disability insurance coverage.

(3)           Represents the value of employer contributions the executive would have received under those plans for the remaining term of the agreement.

(4)           The amounts do not include the executive’s account balances in Fox Chase Bank’s tax-qualified retirement plans to which the executive has a non-forfeitable interest.

(5)           Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs assuming disability payments are made through the remaining term of the Agreement.

(6)           The value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs for a period of 36 months.

(7)           Assumes options are cashed out in connection with a change in control.

(8)           The amounts shown above do not reflect the fact that if, in the event payments to executive in connection with a change in control or otherwise would result in an excise tax under Section 4999 of the Internal Revenue Code of 1986, such payments may be reduced to the extent necessary so that the excise tax does not apply.

The following table provides the amount of compensation payable to Mr. Lynch for each of the situations listed below.

	Payments Due Upon
	Termination for Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control with Termination of Employment
Base salary	$—	$478,500		$319,000	(2)	$—	$—	$620,144
Bonuses	—	109,313		—		—	—	N/A
401(k) matching contribution and ESOP benefit (4)	—	55,465	(3)	—		—	—	—	(4)
Health and welfare benefits	—	30,657		30,657	(5)	—	—	33,444	(6)
Income attributable to stock options	—	—		—		—	—	5,542	(7)
Income attributable to vesting of restricted stock	—	—		70,957		70,957	—	70,957
Income attributable to distribution under Long-Term Incentive Plan (8)	—	73,691		73,691		73,691	73,691	73,691

Total payment (9)	$—	$747,626		$494,305		$144,648	$73,691	$803,778

(1)           An “Event of Termination” is defined as termination by Fox Chase Bancorp or Fox Chase Bank for any reason (other than cause) or voluntary termination by the executive following: (1)  the failure to re-appoint the executive to his current office; (2) a material change to the executive’s functions or duties; (3) a material reduction in benefits; (4) the liquidation or dissolution of Fox Chase Bancorp or Bank; or (5) breach of the executive’s employment agreement.

(2)           Disability payment equals two-thirds of the executive’s monthly rate of base salary as of his termination date assuming coverage is continued through the remaining term of the Agreement.  A portion of the amounts due may be offset by the Company’s disability insurance coverage.

(3)           Represents the value of employer contributions the executive would have received under these plans for the remaining term of the agreement.

(4)          The amounts do not include the executive’s account balances in Fox Chase Bank’s tax-qualified retirement plans to which the executive has a non-forfeitable interest.

(5)           Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs assuming disability payments are made through the remaining term of the Agreement.

(6)           The value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs for a period of 36 months.

(7)           Assumes options are cashed out in connection with a change in control.

(8)           The Long-Term Incentive Plan provides that benefits are to be distributed upon separation of service for any reason other than a change in control. Participants in the plan are 100% vested in their plan benefits upon a change in control, death or disability.

(9)           The amounts shown above do not reflect the fact that if, in the event payments to executive in connection with a change in control or otherwise would result in an excise tax under Section 4999 of the Internal Revenue Code of 1986, such payments may be reduced to the extent necessary so that the excise tax does not apply.

The following table provides the amount of compensation payable to Mr. Fitzgerald for each of the situations listed below.

	Payments Due Upon
	Termination for Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control with Termination of Employment
Base salary	$—	$495,000		$330,000	(2)	$—	$—	$570,392
Bonuses	—	110,688		—		—	—	N/A
401(k) matching contribution and ESOP benefit (4)	—	54,521	(3)	—		—	—	—	(4)
Health and welfare benefits	—	30,657		30,657	(5)	—	—	33,444	(6)
Income attributable to stock options	—	—		—		—	—	—
Income attributable to vesting of restricted stock	—	—		167,227		167,227	—	167,227

Total payment (7)	$—	$690,866		$527,884		$167,227	$—	$771,063

(1)           An “Event of Termination” is defined as termination by Fox Chase Bancorp or Fox Chase Bank for any reason (other than cause) or voluntary termination by the executive following: (1) the non-renewal of the term of the executive’s employment agreement; (2) the failure to re-appoint the executive to his current office; (3) a material change to the executive’s functions or duties; (4) a material reduction in benefits; (5) the liquidation or dissolution of Fox Chase Bancorp or Bank; or (6) breach of the executive’s employment agreement.

(2)           Disability payment equals two-thirds of the executive’s monthly rate of base salary as of his termination date assuming coverage is continued until executive reaches 65 years of age.  A portion of the amounts due may be offset by the Company’s disability insurance coverage.

(3)           Represents the value of employer contributions the executive would have received under these plans for the remaining term of the agreement.

(4)           The amounts do not include the executive’s account balances in Fox Chase Bank’s tax-qualified retirement plans to which the executive has a non-forfeitable interest.

(5)           Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs assuming disability payments are made through the remaining term of the agreement.

(6)           The value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs for a period of 36 months.

(7)           The amounts shown above do not reflect the fact that if, in the event payments to executive in connection with a change in control or otherwise would result in an excise tax under Section 4999 of the Internal Revenue Code of 1986, such payments may be reduced to the extent necessary so that the excise tax does not apply.

Directors’ Compensation

The following table provides information regarding the compensation received by individuals who served as non-employee directors of the Company during the year ended December 31, 2010. The table excludes perquisites, which did not exceed $10,000 in the aggregate for any director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Roger H. Ballou	$62,500	—	—	$62,500
Richard E. Bauer	61,500	—	—	61,500
Todd S. Benning	69,000	—	—	69,000
Richard M. Eisenstaedt	73,000	—	—	73,000
Anthony A. Nichols, Sr.	62,250	—	—	62,250
RoseAnn B. Rosenthal	50,000	—	—	50,000
Peter A. Sears	58,500	—	—	58,500

(1)           At December 31, 2010, the aggregate number of unvested restricted stock award shares held in trust was 3,849 for Ms. Rosenthal and 5,132 for each of Messrs. Ballou, Bauer, Benning, Eisenstaedt, Nichols and Sears.

(2)           Each director held 25,661 stock options at December 31, 2010.

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees that will be paid to our non-employee directors for their service on our Board of Directors during the year ending December 31, 2011.

Annual Retainer	$20,000
Annual Retainer for Chairman of Board	15,000
Annual Retainer for Audit Committee Chair	10,000
Annual Retainer for Compensation Committee Chair	7,000
Annual Retainer for Nominating and Governance Committee Chair	4,000
Annual Retainer for Risk Management Chair	4,000
Fee per Board Meeting Attended	1,500
Fee per Committee Meeting Attended	1,000

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners

The following table provides information as of March 8, 2011 about the persons known to Fox Chase Bancorp to be the beneficial owners of more than 5% of its outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding (1)
Wellington Management Company, LLP (2) 280 Congress Street Boston, Massachusetts 02210	1,151,316	7.91%

Sandler O’Neill Asset Management, LLC (3) SOAM Holdings, LLC Malta Partners, L.P. Malta Hedge Fund, L.P. Malta Hedge Fund II, L.P. Malta Offshore, Ltd. Malta MLC Fund, L.P. Malta MLC Offshore, Ltd. Malta Titan Fund, L.P. SOAM Capital Partners, L.P. Terry Maltese 780 Third Avenue, 5th Floor New York, New York 10017	995,096	6.84%

Fox Chase Bank Employee Stock Ownership Plan (2) 4390 Davisville Road Hatboro, Pennsylvania 19040	943,741	6.49%

(1)                   Based on 14,547,173 shares of Fox Chase Bancorp’s common stock outstanding and entitled to vote as of June 17, 2011.

(2)                   Based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2011.

(3)                   Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2011.  The Schedule 13G was filed by (i) Sandler O’Neill Asset Management LLC, a New York limited liability company (“SOAM”), with respect to 9,121, 49,214, 270,519, 84,274, 174,214, 37,654 and 220,100 shares of Company common stock beneficially owned by (a) Malta Partners, L.P., a Delaware limited partnership (“MP”), (b) Malta Hedge Fund, L.P., a Delaware limited partnership (“MHF”), (c) Malta Hedge Fund II, L.P., a Delaware limited partnership (“MHFII”), (d) Malta Offshore, Ltd., a Cayman Islands company (“MO”), (e) Malta MLC Fund, L.P., a Delaware limited partnership (“MLC”), (f) Malta MLC Offshore, Ltd., a Cayman Islands company (“MLCO”), and (g) Malta Titan Fund, L.P., a Cayman Islands limited partnership (“Titan”), respectively (ii) SOAM Holdings, LLC, a Delaware limited liability company (“Holdings”), with respect to 723,168 shares of Company common stock beneficially owned by MP, MHF, MHFII, MLC, and Titan (iii) MP, with respect to 9,121 shares of Company common stock beneficially owned by it, (iv) MHF, with respect to 49,214 shares of Company common stock beneficially owned by it, (v) MHFII, with respect to shares of 270,519 shares of Company common stock beneficially owned by it, (vi) MO, with respect to 84,274 shares of Company common stock beneficially owned by it, (vii) MLC, with respect to 174,214 shares of Company common stock beneficially owned by it, (viii) MLCO, with respect to 37,654 shares of Company common stock beneficially owned by it, (ix) Titan, with respect to 220,100 shares of Company common stock beneficially owned by it, and (x) Terry Maltese as Managing Member of SOAM, with respect to 723,168 shares of Company common stock beneficially owned by MP, MHF, MHFII, MO, MLC, MLCO, and Titan; and as managing member of SOAM Ventures, LLC (“Ventures”), a Delaware limited liability company, with respect to 150,000 shares of Company common stock beneficially owned by SOAM Capital Partners, L.P. (“SCP”), a Delaware limited partnership of which Ventures is the management company.

Stock Ownership of Management

The following table provides information about the shares of Fox Chase Bancorp common stock that may be considered to be owned by each director of Fox Chase Bancorp, each executive officer named in the summary compensation table and by all directors and executive officers of Fox Chase Bancorp as a group as of March 8, 2011.  A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown. The number of shares beneficially owned by all directors and executive officers as a group totaled 5.52% of our common stock as of March 8, 2011 . Each director and named executive officer owned less than 1% of our outstanding common stock as of that date.

Name	Number of Shares Owned (1)		Number of Shares That May be Acquired Within 60 Days by Exercising Options	Total
Directors:
Roger H. Ballou	36,839		15,396	52,235
Richard E. Bauer	18,343		15,396	33,739
Todd S. Benning	36,924		15,396	52,320
Richard M. Eisenstaedt	27,040		15,396	42,436
Anthony A. Nichols, Sr.	17,466	(2)	15,396	32,862
Thomas M. Petro	119,366		88,229	207,595
RoseAnn B. Rosenthal	8,815		10,264	19,079
Peter A. Sears	28,534		15,396	43,930

Named Executive Officers Who Are Not Also Directors:
Roger S. Deacon	75,468		22,443	97,911
Michael S. Fitzgerald	29,073		—	29,073
Jerry D. Holbrook	108,560	(3)	51,738	160,298
Keiron G. Lynch	29,358		23,118	52,476

All Executive Officers and Directors as a Group (14 persons)	530,660		288,168	818,828

(1)   This column includes the following:

	Shares of Unvested Restricted Stock Held in Trust Under the 2007 Equity Incentive Plan	Shares Held Under the Amended and Restated Fox Chase Bank Executive Long-Term Incentive Plan	Shares Allocated Under the Fox Chase Bank Employee Stock Ownership Plan
Mr. Ballou	5,132	—	—
Mr. Bauer	5,132	—	—
Mr. Benning	5,132	—	—
Mr. Eisenstaedt	5,132	—	—
Mr. Nichols	5,132	—	—
Mr. Petro	20,956	16,585	7,518
Ms. Rosenthal	3,849	—	—
Mr. Sears	5,132	—	—
Mr. Deacon	10,970	—	3,960
Mr. Holbrook	13,686	12,439	7,287
Mr. Fitzgerald	21,952	—	1,921
Mr. Lynch	5,988	6,213	5,801

(2)          Includes 817 shares owned by Cymry Limited Partnership I.

(3)          Includes 7,189 shares held by Mr. Holbrook’s spouse and 11,528 shares held in trust for Mr. Holbrook’s children.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Securities Authorized for Issuance Under Compensation

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2010.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	692,178	$10.97	76,905
Equity compensation plans not approved by security holders	—	—	—
Total	692,178	$10.97	76,905

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors.  However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations.  Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features.  The Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public.  Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee, although the Bank does not currently have such a program in place. The outstanding loans made to our directors and executive officers, and members of their immediate families, were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Pursuant to the Company’s Audit Committee Charter,  the Audit Committee periodically reviews, no less frequently than quarterly, a summary of the Company’s transactions with directors and executive officers of the Company and with firms that employ directors, as well as any other related person transactions, to recommend to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved.  Also, in accordance with banking regulations and its policy, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of the Company’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors.  Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of the Company must disclose any existing or potential conflicts of interest to the President and Chief Executive Officer of the Company.  Such potential conflicts of interest include, but are not limited to, the following: (1) the Company conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (2) the ownership of more than 5% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with the Company.

Policies and Procedures Governing Related Persons Transactions

We maintain a Policy and Procedures Governing Related Persons Transactions, which is a written policy and set of procedures for the review and approval or ratification of transactions involving related persons.  Under the policy, related persons consist of directors, director nominees, executive officers, persons or entities known to us to be the beneficial owner of more than five percent of any outstanding class of voting securities of the Company, or immediate family members or certain affiliated entities of any of the foregoing persons.

Transactions covered by the policy consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:

•                                          the aggregate amount involved will or may be expected to exceed $50,000 in any calendar year;

•                                          the Company is, will or may be expected to be a participant; and

•                                          any related person has or will have a direct or indirect material interest.

The policy excludes certain transactions, including:

•                                          any compensation paid to an executive officer of the Company if the Compensation Committee of the Board of Directors approved (or recommended that the Board approve) such compensation;

•                                          any compensation paid to a director of the Company if the Board or an authorized committee of the Board approved such compensation; and

•                                          any transaction with a related person involving consumer and investor financial products and services provided in the ordinary course of the Company’s business and on substantially the same terms as those prevailing at the time for comparable services provided to unrelated third parties or to the Company’s employees on a broad basis (and, in the case of loans, in compliance with the Sarbanes-Oxley Act of 2002).

Related person transactions will be approved or ratified by the Audit Committee.  In determining whether to approve or ratify a related person transaction, the Audit Committee will consider all relevant factors, including:

•                                          whether the terms of the proposed transaction are at least as favorable to the Company as those that might be achieved with an unaffiliated third party;

•                                          the size of the transaction and the amount of consideration payable to the related person;

•                                          the nature of the interest of the related person;

•                                          whether the transaction may involve a conflict of interest; and

•                                          whether the transaction involves the provision of goods and services to the Company that are available from unaffiliated third parties.

                A member of the Audit Committee who has an interest in the transaction will abstain from voting on the approval of the transaction but may, if so requested by the Chair of the Audit Committee, participate in some or all of the discussion relating to the transaction.

Director Independence

The Company’s Board of Directors consists of eight members, all of whom are independent under the listing requirements of the Nasdaq Stock Market, except for Thomas M. Petro, who is President and Chief Executive Officer of the Company and the Bank.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to Fox Chase Bancorp for the fiscal years ended December 31, 2010 and 2009 by KPMG LLP.

	2010	2009
Audit Fees (1)	$360,000	$384,000
Audit Related Fees (2)	357,000	—
Tax Fees (3)	42,000	33,500
All Other Fees	—	—

(1)          Includes professional services rendered for the audit of Fox Chase Bancorp’s annual consolidated financial statements and review of consolidated financial statements included in Forms 10-Q, or services normally provided in connection with statutory and regulatory filings (i.e., attest services required by FDICIA or Section 404 of the Sarbanes-Oxley Act), including out-of-pocket expenses.

(2)          Represents professional services rendered as part of the Company’s mutual-to-stock conversion completed on June 29, 2010.

(3)          Represents services rendered for tax compliance, tax advice and tax planning, including the preparation of the annual tax returns and quarterly tax payments.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is responsible for appointing, setting the compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to Fox Chase Bancorp that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the year ended December 31, 2010, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)                  The financial statements required in response to this item are incorporated by reference from Item 8 of this Report.

(2)                  All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)                  Exhibits

Exhibit No	Description	Location
3.1	Articles of Incorporation of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (Registration No. 333-165416) as filed on March 12, 2010

3.2	Bylaws of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (Registration No. 333-165416) as filed on March 12, 2010

4.1	Stock Certificate of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (Registration No. 333-165416) as filed on March 12, 2010

10.1	*Fox Chase Bank 401(k) Profit-Sharing Plan and Trust	Incorporated herein by reference to Exhibit 10.3 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1/A (Registration No. 333-134160) as filed on July 5, 2006

10.2	*Employment Agreement between Thomas M. Petro, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith

10.3	*Employment Agreement between Jerry D. Holbrook, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith

10.4	*Employment Agreement between Keiron G. Lynch, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith

10.5	*Employment Agreement between Roger S. Deacon, Fox Chase Bancorp, Inc. and Fox Chase Bank	Filed herewith

10.6	*Employment Agreement between Michael S. Fitzgerald, Fox Chase Bancorp, Inc. and Fox Chase Bank	Filed herewith

10.7	*Fox Chase Bank Executive Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (Registration No. 333-134160) as filed on May 16, 2006

10.8	*Fox Chase Bank Employee Severance Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.10 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (Registration No. 333-134160) as filed on May 16, 2006

10.9	*Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 1-132971) as filed on April 12, 2007

Exhibit No	Description	Location
10.10	*Fox Chase Bancorp, Inc. Executive Incentive Compensation Plan	Incorporated herein by reference to Exhibit 10.11 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-132971) as filed on March 12, 2010

21.0	List of Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed herewith

*         Management contract or compensatory plan or arrangement

*  *  *  *

FOX CHASE BANCORP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fox Chase Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Fox Chase Bancorp, Inc. and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Chase Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (included in FASB ASC Topic 320, Investments — Debt and Equity Securities), as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fox Chase Bancorp, Inc., internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of Fox Chase Bancorp, Inc.’s,  internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2011

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2010	2009

ASSETS
Cash and due from banks	$156	$44
Interest-earning demand deposits in other banks	38,158	65,374
Total cash and cash equivalents	38,314	65,418
Investment securities available-for-sale	32,671	19,548
Mortgage related securities available-for-sale	278,632	402,919
Mortgage related securities held-to-maturity (fair value of $50,817 and $0)	51,835	—
Loans, net of allowance for loan losses of $12,443 at December 31, 2010 and $10,605 at December 31, 2009	642,653	631,296
Other real estate owned	3,186	4,052
Federal Home Loan Bank stock, at cost	9,913	10,435
Bank-owned life insurance	13,138	12,667
Premises and equipment	10,693	11,137
Real estate held for investment	1,730	1,730
Accrued interest receivable	4,500	4,467
Mortgage servicing rights, net	448	683
Deferred tax asset, net	1,376	1,467
Other assets	6,414	7,999
Total Assets	$1,095,503	$1,173,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

Deposits	$711,763	$858,277
Federal Home Loan Bank advances	122,800	137,165
Other borrowed funds	50,000	50,000
Advances from borrowers for taxes and insurance	1,896	2,119
Accrued interest payable	580	696
Accrued expenses and other liabilities	2,760	1,927
Total Liabilities	889,799	1,050,184

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at December 31, 2010 and 2009)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 14,547,173 shares issued and outstanding at December 31, 2010 and 35,000,000 shares authorized, 14,679,750 shares issued and 13,609,187 shares outstanding at December 31, 2009)	145	147
Additional paid-in capital	133,997	64,016
Treasury stock, at cost (0 shares at December 31, 2010 and 1,070,563 shares at December 31, 2009)	—	(11,814)
Common stock acquired by benefit plans	(9,283)	(6,862)
Retained earnings	74,307	71,604
Accumulated other comprehensive income, net	6,538	6,543
Total Stockholders’ Equity	205,704	123,634

Total Liabilities and Stockholders’ Equity	$1,095,503	$1,173,818

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2010	2009	2008
INTEREST INCOME
Interest and fees on loans	$36,320	$34,693	$31,008
Interest on money market funds	—	183	536
Interest on mortgage related securities	11,874	14,654	12,356
Interest on investment securities available-for-sale
Taxable	471	763	994
Nontaxable	334	482	613
Dividend income	—	1	246
Other interest income	286	622	131
Total Interest Income	49,285	51,398	45,884
INTEREST EXPENSE
Deposits	15,203	20,589	18,463
Federal Home Loan Bank advances	4,789	5,311	4,635
Other borrowed funds	1,733	1,735	963
Total Interest Expense	21,725	27,635	24,061
Net Interest Income	27,560	23,763	21,823
Provision for loan losses	6,213	9,052	2,900
Net Interest Income after Provision for Loan Losses	21,347	14,711	18,923
NONINTEREST INCOME
Service charges and other fee income	1,112	918	748
Net gain on sale of loans	—	3	10
Net gain on sale of premises and equipment	6	—	—
Net gain on sale of other real estate owned	44	—	—
Impairment loss on real estate held for investment	—	(150)	—
Income on bank-owned life insurance	471	453	452
Other	293	319	77

Total other-than-temporary impairment loss	—	(605)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	448	—
Net other-than-temporary impairment loss	—	(157)	—
Net gains on sale of investment securities	1,963	2,381	118
Net investment securities gains	1,963	2,224	118
Total Noninterest Income	3,889	3,767	1,405
NONINTEREST EXPENSE
Salaries, benefits and other compensation	12,128	11,503	11,313
Occupancy expense	1,822	1,825	1,879
Furniture and equipment expense	562	724	899
Data processing costs	1,524	1,518	1,610
Professional fees	1,374	1,107	1,124
Marketing expense	291	346	463
FDIC premiums	1,401	1,795	176
Provision for loss on other real estate owned	436	—	—
Other real estate owned expense	107	—	—
Other	1,727	1,515	1,484
Total Noninterest Expense	21,372	20,333	18,948
Income (Loss) Before Income Taxes	3,864	(1,855)	1,380
Income tax provision (benefit)	1,120	(827)	165
Net Income (Loss)	$2,744	$(1,028)	$1,215
Earnings (loss) per share:
Basic	$0.20	$(0.07)	$0.08
Diluted	$0.20	$(0.07)	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (IN THOUSANDS)

For the Years Ended December 31, 2010, 2009 and 2008

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, Net	Equity

BALANCE - DECEMBER 31, 2007	$147	$62,909	$(3,924)	$(8,732)	$71,475	$496	$122,371

Purchase of treasury stock, net			(3,369)				(3,369)
Stock based compensation expense		950					950
Issuance of stock for vested equity awards		(503)		529	(26)		—
Unallocated ESOP shares committed to employees		56		384			440
Shares allocated in long-term incentive plan		104					104
Net income					1,215		1,215
Other comprehensive income						(491)	(491)

BALANCE - DECEMBER 31, 2008	$147	$63,516	$(7,293)	$(7,819)	$72,664	$5	$121,220

Purchase of treasury stock, net			(4,521)				(4,521)
Stock based compensation expense		961					961
Issuance of stock for vested equity awards		(542)		574	(32)		—
Unallocated ESOP shares committed to employees		(8)		383			375
Shares allocated in long-term incentive plan		89					89
Net loss					(1,028)		(1,028)
Other comprehensive income						6,538	6,538

BALANCE - DECEMBER 31, 2009	$147	$64,016	$(11,814)	$(6,862)	$71,604	$6,543	$123,634

Stock based compensation expense		929					929
Issuance of stock for vested equity awards		(519)		560	(41)		—
Unallocated ESOP shares committed to employees		18		504			522
Shares allocated in long-term incentive plan		89					89
Forfeited long-term incentive plan shares converted to treasury		30	(30)				—
Corporate Reorganization:
Merger of Fox Chase Mutual Holding Company	(81)	188					107
Treasury stock retired	(11)	(11,833)	11,844				—
Exchange of common stock	(55)	55					—
Proceeds from stock offering, net of offering expenses	145	81,024					81,169
Purchase of common stock by ESOP				(3,485)			(3,485)
Net income					2,744		2,744
Other comprehensive income						(5)	(5)

BALANCE - DECEMBER 31, 2010	$145	$133,997	$—	$(9,283)	$74,307	$6,538	$205,704

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Years Ended December 31,
	2010	2009	2008

Cash Flows From Operating Activities
Net income (loss)	$2,744	$(1,028)	$1,215
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,213	9,052	2,900
Provision for loss on other real estate owned	436	—	—
Impairment loss on real estate held for investment	—	150	—
Depreciation	693	828	981
Net amortization of securities premiums and discounts	4,713	3,034	804
Benefit for deferred income taxes	(9)	(3,134)	(1,159)
Stock benefit plans	1,540	1,425	1,494
Pension plan settlement	—	—	137
Origination of loans held for sale	—	(585)	(3,197)
Proceeds from sales of loans held for sale	—	578	3,193
Net gain on sales of loans and loans held for sale	—	(3)	(10)
Net gain on sale of other real estate owned	(44)	—	—
Net gain on sale of premises and equipment	(6)		—
Net gain on sales of securities	(1,963)	(2,381)	(118)
Other-than-temporary impairment loss on investments	—	157	—
Earnings on investment in bank-owned life insurance	(471)	(453)	(452)
Decrease in mortgage servicing rights	235	144	239
Decrease (increase) in accrued interest receivable and other assets	1,454	(6,083)	(521)
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	717	13	(1)
Net Cash Provided by Operating Activities	16,252	1,714	5,505

Cash Flows from Investing Activities
Equity investment in unconsolidated entity	—	(630)	—
Investment securities — available-for-sale:
Purchases	(19,786)	(19,184)	(18,488)
Proceeds from sales	—	14,482	72,398
Proceeds from maturities, calls and principal repayments	6,882	12,500	11,495
Mortgage related securities — available-for-sale:
Purchases	(46,229)	(294,289)	(144,815)
Proceeds from sales	36,480	63,049	22,051
Proceeds from maturities, calls and principal repayments	131,519	104,524	57,398
Mortgage related securities — held-to-maturity:
Purchases	(52,601)	—	—
Proceeds from sales	—	—	—
Proceeds from maturities, calls and principal repayments	661	—	—
Net (decrease) increase in loans	8,866	(55,297)	(125,505)
Purchases of loans and loan participations	(27,788)	(127)	(19,335)
Net decrease (increase) in Federal Home Loan Bank stock	522	(728)	(3,832)
Increase in other investments	—	—	(120)
Deposit on real estate held for investment	—	77
Purchases of premises and equipment	(243)	(217)	(231)
Proceeds from sales and payments on other real estate owned	1,672	—	11
Net Cash Provided (Used) by Investing Activities	39,955	(175,840)	(148,973)

(Continued)

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Years Ended December 31,
	2010	2009	2008

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(146,514)	249,805	22,912
(Increase) decrease in advances from borrowers for taxes and insurance	(223)	(470)	215
Federal Home Loan Bank advances	—	—	70,000
Principal payments on Federal Home Loan Bank advances	(14,365)	(9,214)	(3,621)
Other borrowings	—	—	30,000
Purchase of treasury stock	—	(4,521)	(3,369)
Merger of Fox Chase Mutual Holding Company	107	—	—
Proceeds from stock offering, net of offering expenses	81,169	—	—
Purchase of common stock by ESOP	(3,485)	—	—
Net Cash (Used) Provided by Financing Activities	(83,311)	235,600	116,137
Net (Decrease) Increase in Cash and Cash Equivalents	(27,104)	61,474	(27,331)
Cash and Cash Equivalents — Beginning	65,418	3,944	31,275
Cash and Cash Equivalents — Ending	$38,314	$65,418	$3,944
Supplemental Disclosure of Cash Flow Information
Interest paid	$21,841	$27,666	$23,828
Income taxes paid	$1,501	$2,481	$916
Transfers of loans to assets acquired through foreclosure	$1,198	$4,052	$—
Net charge-offs	$4,375	$4,707	$16

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Fox Chase Bancorp, Inc. (the “Bancorp”) is a Maryland corporation that was incorporated in March 2010 to be the successor corporation to old Fox Chase Bancorp, Inc (“Old Fox Chase Bancorp, Inc.”), the federal corporation and the former stock holding company for Fox Chase Bank (the “Bank”), upon completion of the mutual-to-stock conversion of Fox Chase MHC, the former mutual holding company for Fox Chase Bank.

The mutual-to-stock conversion was completed on June 29, 2010.  In connection with the conversion, Bancorp sold a total of 8,712,500 shares of common stock at $10.00 per share in a related public offering.  Concurrent with the completion of the offering, shares of Old Fox Chase Bancorp’s common stock owned by public stockholders were exchanged for 1.0692 shares of Bancorp common stock.  In lieu of fractional shares, Old Fox Chase Bancorp, Inc. shareholders were paid cash at a rate of $10.00 per share.  Additionally, as part of the mutual-to-stock conversion, the Bank’s Employee Stock Ownership Plan (“ESOP”) acquired 348,500 shares, or 4.0% of Bancorp’s issued shares, at $10.00 per share. As a result of the offering and the exchange, as of December 31, 2010, Bancorp had 14,547,173 shares outstanding.  Net proceeds from the conversion and offering, after the loan made to the ESOP, were approximately $77.8 million.

Financial information presented in this Annual Report on Form 10-K is derived in part from the consolidated financial statements of Fox Chase Bancorp, Inc. and subsidiaries on and after June 29, 2010 and from the consolidated financial statements of Old Fox Chase Bancorp, Inc. and subsidiaries prior to June 29, 2010.

The Bancorp’s primary business has been that of holding the common stock of the Bank and making two loans to the ESOP. The Bancorp is authorized to pursue other business activities permissible by laws and regulations for savings and loan holding companies.

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

The Company is subject to regulations of certain federal banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies which may subject them to further changes with respect to asset valuations and classifications, amounts of required loan loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of both the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc. and Fox Chase Service Corporation. Fox Chase Financial, Inc. is a Delaware chartered investment holding company whose sole purpose is to manage and hold investment securities. Fox Chase Service Corporation is a Pennsylvania corporation whose sole purpose is to make and manage the Bank’s investment in Philadelphia Mortgage Advisors, Inc. (“PMA”).  The consolidated financial statements do not include the transactions and balances of Fox Chase MHC, Old Fox Chase Bancorp’s former mutual holding company parent, which ceased to exist as of June 29, 2010 as part of the mutual-to-stock conversion. All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

The Company follows accounting principles and reporting practices, which are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets and the evaluation of other than temporary impairment and valuation of investments.

Risk and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic risk and regulatory risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis from its interest-earning assets. The Company’s primary credit risk is the risk of defaults in the Company’s loan portfolio that result from borrowers’ inability or unwillingness to make contractually required payments. The Company’s lending activities are concentrated in Southeastern Pennsylvania and Southern New Jersey. The ability of the Company’s borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrowers’ geographic regions and the borrowers’ financial conditions. The Company also has credit risk related to the risk of defaults in its investment securities portfolio. The ability of the Company’s investment securities to be fully realized depends on several factors, including the cash flows, credit enhancements and underlying structures of the individual investment securities. Market risk reflects changes in the value of the collateral underlying loans, the valuation of real estate held by the Company, and the valuation of loans held for sale, securities, mortgage servicing assets and other investments.

The Company is subject to the regulations of various government agencies. These regulations may change significantly from period to period. The Company also undergoes periodic examinations by regulatory agencies that may subject them to further changes with respect to asset valuations and classifications, amounts required for the allowance for loan losses and operating restrictions resulting from the regulators’ judgment based on information available to them at the time of their examination.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-earning demand deposits in other banks and money market funds. At times, such balances exceed the FDIC limits.

The Company accounts for cash accounts that are in a net overdraft position as a liability and reports changes in book overdraft positions in operating cash flows.

Investment and Mortgage Related Securities

The Company accounts for its investment securities in accordance with standards that require, among other things, that debt and equity securities are classified into three categories and accounted for as follows:

•                  Debt securities with the positive intention to hold to maturity are classified as “held-to-maturity” and reported at amortized cost.

•                  Debt and equity securities purchased with the intention of selling them in the near future are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings.

•                  Debt and equity securities not classified in either of the above categories are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as increases or decreases in other comprehensive income, a separate component of stockholders’ equity. Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movement in interest rates, changes in the maturity or mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other factors.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Prior to April 1, 2009, declines in the fair value of available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considered (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Beginning in April 1, 2009, the Company implemented ASC 320-10-65-1 “Recognition and Presentation of Other-Than-Temporary Impairments” that amended the accounting for recognizing other-than-temporary impairment for debt securities and expanded disclosure requirements for other-than-temporarily impaired debt and equity securities. Under the guidance, companies are required to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, companies were required to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. Since the Company did not have any other-than-temporary impairment as of March 31, 2009, no cumulative effect adjustments were required at adoption.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Because of the volatility of the financial markets in which securities are traded, there is the risk that any future fair value could be significantly less than that recorded or disclosed in the accompanying financial statements. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. The Company’s investment in FHLB of Pittsburgh stock is carried at cost and was $9.9 million at December 31, 2010.  As of July 1, 2010, the FHLB of Pittsburgh modified its methodology for calculating a member bank’s required stock ownership. The new methodology requires a member bank to own capital stock in the FHLB of Pittsburgh in a minimum amount of at least 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  The FHLB of Pittsburgh indicated it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. As of December 31, 2010, the new methodology provides for a minimum required capital stock ownership of $8.3 million and a maximum required stock ownership of $14.8 million. The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and has not paid a dividend through December 31, 2010.

Loans Held for Sale

The Company originates mortgage loans for investment and for sale. At origination, a mortgage loan is identified as either for sale or for investment. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Net unrealized losses are recognized by charges to operations. Cash payments and cash receipts resulting from acquisitions and sales of loans are classified as operating cash flows if those loans are acquired specifically for resale. Cash receipts resulting from sales of loans that were not specifically acquired for resale are classified as investing cash inflows regardless of a change in the purpose for holding those loans. As of the balance sheet dates the Bank did not hold any loans held for sale.

Mortgage Servicing Rights

Upon the sale of a residential mortgage loan where the Company retains servicing rights, a mortgage servicing right is recorded. GAAP requires that mortgage servicing rights on these loans be amortized into income over the estimated life of the loans sold using the interest method. At each reporting period, such assets are subject to an impairment test. The impairment test stratifies servicing assets based on predominant risk characteristics of the underlying financial assets. The Company has stratified its mortgage servicing assets by date of sale, which approximates date of origination.

In conjunction with the impairment test, the Company records a valuation allowance when the fair value of the stratified servicing asset is less than amortized cost. Subsequent changes in the valuation of the assets are recorded as either an increase or a reduction of the valuation allowance, however, if the fair value exceeds amortized cost, such excess will not be recognized.

Loans, Loan Origination Fees and Uncollected Interest

Loans are recorded at cost, net of unearned discounts, deferred fees and allowances. Discounts or premiums on purchased loans are amortized using the interest method over the remaining contractual life of the portfolio, adjusted for actual prepayments. Loan origination fees and certain direct origination costs are deferred and amortized using the interest method over the contractual life as an adjustment to yield on the loans. Interest income is accrued on the unpaid principal balance. From time-to-time, the Company sells certain loans for liquidity purposes or to manage interest rate risk.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan that is more than 90 days past due may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest income is reversed and the amortization of net deferred loan fees is suspended. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the ultimate collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is adjusted through increases or reductions in the provisions for loan losses charged against or credited to income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the portfolio, based upon management’s evaluation of the portfolio’s collectability. Our methodology for assessing the appropriateness of the allowance for loan losses consists of an allowance on impaired loans and a general valuation allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for losses on the entire portfolio.

Loans are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. For purposes of applying measurement criteria for impaired loans, the Company generally excludes large groups of smaller homogenous loans, primarily consisting of residential real estate and consumer loans. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral less costs to sell if the loan is collateral dependent.  The Company establishes an allowance for loan loss in the amount of the difference between fair value of the impaired loan and the loan’s carrying amount.

We establish a general allowance for loans that are not considered impaired to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio by loan segments (described below) and assigning percentages, known as loss factors, to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include the size and composition of the loan portfolio, loss experience, trends and absolute levels of nonperforming loans, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs and changes in existing general economic and business conditions affecting our lending areas and the national economy. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment. We perform this systematic analysis of the allowance on a quarterly basis. These criteria are analyzed and the allowance is developed and maintained at the segment level.

Additional risk is associated with the analysis of the allowance for loan losses as such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.  In addition, various regulatory agencies periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance, based on their judgments at the time of their examination.

The loan segments utilized by management to develop the allowance for loan losses are (1) one-to four-family real estate, (2) multi-family and commercial real estate, (3) construction, (4) consumer and (5) commercial and industrial loans.

One-to four-family real estate lending risks generally include the borrower’s ability to make repayment from his or her employment or other income, and if the borrower defaults, the ability to obtain repayment from sale of the underlying collateral securing the loan. Risk associated with one-to four-family lending would be higher during a period of increased unemployment or reduced real estate value.

Multi-family and commercial real estate lending risks generally relate to the borrower’s creditworthiness and the feasibility and cash flow potential of the underlying project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

Construction lending is generally considered to have a higher degree of lending risk than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction, the estimated cost (including interest) of construction and the ability of the project to be sold or refinanced upon completion.

Commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s underlying business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer lending risk may include unsecured lending or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Troubled Debt Restructurings

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date.  Accrual of interest continues if the borrower (1) has a demonstrated history of making payment as contractually due, (2) has provided evidence which supports the its ability to make payments and (3) if the loan is collateral dependent, a recent appraisal indicates the borrower has sufficient equity in the underlying property to repay the debt. All loans classified as troubled debt restructurings are considered impaired.  The accrual of interest income on troubled debt restructurings is generally discontinued if the loan is not current for six months subsequent to modification.

Other Real Estate Owned

Real estate and other repossessed collateral acquired through a foreclosure or by a deed-in-lieu of foreclosure are classified as other real estate owned. Other real estate owned is carried at the lower of cost or fair value, net of estimated selling costs. Costs related to the development or improvement of a foreclosed property are capitalized. Holding costs are recorded as other real estate owned expense and declines in fair value after acquisition of the property are recorded as provision for loss on other real estate owned in the consolidated statements of operations. As of December 31, 2010 and 2009, the Bank held $3.2 million and $4.1, respectively, in other real estate owned.

Bank-Owned Life Insurance

The Company has invested in bank-owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees and directors. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in noninterest income in the consolidated statements of operations.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the assets’ estimated useful lives or, for leasehold improvements, over the life of the related lease if less than the estimated useful life of the asset. The estimated useful life is generally 10-39 years for buildings and 3-7 years for furniture and equipment. When assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. The cost of maintenance and repairs is charged to expense when incurred and renewals and improvements are capitalized. Rental concessions on leased properties are recognized over the life of the lease.

Real Estate Held for Investment

Real estate held for investment is carried at cost and is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2010, real estate held for investment represented undeveloped land located in Absecon, New Jersey. The property was acquired by the Bank in 2003 to expand the Bank’s retail branch network in southern New Jersey. The property was under an option to be sold no later than 2010; however, the prospective buyer defaulted under its financial obligations associated with the option agreement during the fourth quarter of 2009. As a result of the default, management obtained an appraisal on the property and recorded an impairment loss of $150,000 for the difference between carrying value and fair value at December 31, 2009.   Management obtained a new appraisal during the fourth quarter of 2010 and determined there was no additional impairment at December 31, 2010.

In accordance with regulatory guidelines, if this real estate held for investment is not sold or placed in service by June 2011 (eight years from acquisition); all of the $1.7 million asset will be required to be charged-off for regulatory reporting purposes during the quarter ended June 30, 2011.  The Bank currently has no intention to sell the property prior to June 2011.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Income Taxes

The Company accounts for income taxes under the asset/liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company files a consolidated federal income tax return and its’ subsidiaries file individual state income tax returns.

The Company recognizes a tax position if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of the benefit to recognize and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company has no material tax exposure matters that were accrued as of December 31, 2010 or 2009. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

Marketing and Advertising

The Company expenses marketing and advertising costs as incurred.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the balance sheet when they are funded. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

Fair Value of Financial Instruments

Certain of the Company’s financial instruments are carried at fair value. Generally, fair value is the price that a willing buyer and a willing seller would agree in other than a distressed sale situation. Because of the uncertainties inherent in determining fair value, fair value estimates may not be precise. Many of the fair value estimates are based on highly subjective judgments and assumptions made about market information and economic conditions. See Note 13 for a detailed discussion of fair value measurements and methodology used to determine fair value.

Employee Stock Ownership Plan

The ESOP borrows funds from the Bancorp to purchase shares of common stock in the Bancorp.  The funds borrowed by the ESOP from Old Bancorp to purchase shares of common stock in Old Fox Chase Bancorp’s initial public offering in 2006 are being repaid from the Bank’s contributions over a period of 15 years from 2006 to 2020. The funds borrowed by the ESOP from the Bancorp to purchase shares of common stock in the Bancorp’s mutual-to-stock conversion in 2010 are being repaid from the Bank’s contributions over a period of 14.5 years from 2010 to 2024.   The Bancorp’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. The Bancorp’s loans to the ESOP and the ESOP’s note payables are not reflected in the consolidated statements of condition.

Compensation expense for the ESOP is based on the average market price of the Company’s stock and is recognized as shares are committed to be released to participants. The notes receivable and related interest income are included in the parent company financial statements presented in Note 17.

For purposes of computing basic and diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are not considered outstanding.

Stock Based Compensation

The Company grants equity awards to employees, consisting of stock options and restricted stock, under its Long-Term Incentive Plan and its 2007 Equity Incentive Plan. The vesting period represents the period during which employees are required to provide service in exchange for such awards. The equity awards are recognized as compensation costs in the financial statements, over the service period based on their fair values.

Per Share Information

Basic earnings per share exclude dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Unallocated shares in the ESOP (See Note 8), shares purchased to fund the 2007 Equity Incentive Plan (See Note 9) and treasury stock are not included in either basic or diluted earnings per share.  As a result of the mutual-to-stock conversion, all share information for periods prior to June 30, 2010 has been revised to reflect the 1.0692 exchange ratio.

Earnings (loss) per share (“EPS”), basic and diluted, were $0.20, $(0.07) and $0.08 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Year Ended
	December 31,
	2010	2009	2008

Net income (loss)	$2,744,000	$(1,028,000)	$1,215,000

Weighted-average common shares outstanding (1)	14,548,812	14,779,068	15,219,362
Average common stock acquired by stock benefit plans:
Unvested shares — long-term incentive plan	(7,582)	(17,455)	(26,827)
ESOP shares unallocated	(607,235)	(473,212)	(514,272)
Shares purchased by trust	(199,111)	(246,504)	(292,918)
Weighted-average common shares used to calculate basic earnings per share	13,734,884	14,041,897	14,385,345
Dilutive effect of:
Unvested shares — long-term incentive plans	7,582	17,455	26,827
Restricted stock awards	10,132	4,889	8,450
Weighted-average common shares used to calculate diluted earnings per share	13,752,598	14,064,241	14,420,622

Earnings (loss) per share-basic	$0.20	$(0.07)	$0.08
Earnings (loss) per share-diluted	$0.20	$(0.07)	$0.08

Outstanding common stock equivalents having no dilutive effect	807,827	822,552	841,329

(1)                   Excludes treasury stock.

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$6,489	$32	$—	$—	$6,521
State and political subdivisions	7,240	65	(26)	—	7,279
Corporate securities	18,674	221	(24)	—	18,871
	32,403	318	(50)	—	32,671

Private label residential mortgage related security	559	55	—	(448)	166
Private label commercial mortgage related securities	11,385	382	—	—	11,767
Agency residential mortgage related securities	256,796	10,057	(154)	—	266,699
Total mortgage related securities	268,740	10,494	(154)	(448)	278,632

Total available-for-sale securities	$301,143	$10,812	$(204)	$(448)	$311,303

Held-to-Maturity Securities:
Agency residential mortgage related securities	$51,835	$19	$(1,037)	$—	$50,817
Total mortgage related securities	51,835	19	(1,037)	—	50,817

Total held-to-maturity securities	$51,835	$19	$(1,037)	$—	$50,817

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$305	$1	$—		$306
State and political subdivisions	9,199	130	(37)	—	9,292
Corporate securities	9,838	112	—	—	9,950
	19,342	243	(37)	—	19,548

Private label residential mortgage related security	628	15	—	(448)	195
Private label commercial mortgage related securities	17,607	249	(23)	—	17,833
Agency residential mortgage related securities	374,824	10,567	(500)	—	384,891
Total mortgage related securities	393,059	10,831	(523)	(448)	402,919

Total available-for-sale securities	$412,401	$11,074	$(560)	$(448)	$422,467

Obligations of U.S. government agencies represents debt issued by the Federal Home Loan Bank and are not backed by the full faith and credit of the United States government.

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009:

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)
Available-for-Sale:
State and political subdivisions	$831	$(26)	$—	$—	$831	$(26)
Corporate securities	3,968	(24)	—	—	3,968	(24)
	4,799	(50)	—	—	4,799	(50)

Private label residential mortgage related security	—	—	166	(393)	166	(393)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	21,254	(154)	—	—	21,254	(154)
Total mortgage related securities	21,254	(154)	166	(393)	21,420	(547)
Total available-for-sale securities	$26,053	$(204)	$166	$(393)	$26,219	$(597)

Held-to-Maturity:
Agency residential mortgage related securities	46,645	(1,037)	—	—	46,645	(1,037)
Total mortgage related securities	46,645	(1,037)	—	—	46,645	(1,037)
Total held-to-maturity securities	$46,645	$(1,037)	$—	$—	$46,645	$(1,037)

Total Temporarily Impaired Securities	$72,698	$(1,241)	$166	$(393)	$72,864	$(1,634)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)
Available-for-Sale:
State and political subdivisions	$—	$—	$819	$(37)	$819	$(37)
Corporate securities	—	—	—	—	—	—
	—	—	819	(37)	819	(37)

Private label residential mortgage related security	—	—	195	(433)	195	(433)
Private label commercial mortgage related securities	—	—	5,987	(23)	5,987	(23)
Agency residential mortgage related securities	51,801	(500)	—	—	51,801	(500)
Total mortgage related securities	51,801	(500)	6,182	(456)	57,983	(956)

Total Temporarily Impaired Securities	$51,801	$(500)	$7,001	$(493)	$58,802	$(993)

Effective April 1, 2009, the Company implemented ASC 320-10-65-1 “Recognition and Presentation of Other-Than-Temporary Impairments” that amended the accounting for recognizing other-than-temporary impairment for debt securities and expanded disclosure requirements for other-than-temporarily impaired debt and equity securities. Under the guidance, companies are required to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, companies were required to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. Since the Company did not have any other-than-temporary impairment as of March 31, 2009, no cumulative effect adjustments were required at adoption. See below discussion regarding the other-than-temporary credit impairment of the private label residential mortgage related security recorded at June 30, 2009. There was no additional other-than-temporary credit impairment charge on this investment in 2009 or 2010.

The private label residential mortgage related security had an amortized cost, prior to the identified credit related impairment, of $716,000 and $785,000 at December 31, 2010 and 2009, respectively. Fair value for this security was $166,000 and $195,000 at December 31, 2010 and 2009, respectively. During the six months ended June 30, 2009, delinquency levels for the security’s underlying collateral increased to 20.2% from 13.8% at December 31, 2008, principal payment rate slowed to an annualized rate of 14.1% from 16.1% in 2008, and the security was downgraded from AAA to BB+. As a result of these negative trends, management’s analysis during the second quarter of 2009 indicated that the security was other-than-temporary impaired in the amount of $605,000, $157,000 of which was recognized on the statement of operations and $448,000 of which was recognized in the statement of condition in other comprehensive income (before taxes). There was no additional other-than-temporary credit impairment charge on this investment through December 31, 2010. At December 31, 2010, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $559,000, a fair value of $166,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $393,000. At December 31, 2009, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $628,000, a fair value of $195,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $433,000. The remaining unrealized loss at December 31, 2010 and 2009 is not considered an other-than-temporary credit impairment, as management does not have the intention or requirement to sell this security.

At December 31, 2009, the Company held six commercial mortgage backed securities (“CMBS”) with an amortized cost of $17.6 million and a net unrealized gain of $226,000.  Two of these securities had an amortized cost of $6.0 million and an unrealized loss of $23,000 at December 31, 2009.  As of December 31, 2010, the Company held four private label CMBS with an amortized cost of $11.4 million. These securities had a net unrealized gain of $382,000 at December 31, 2010 and all individual securities were held at an unrealized gain. During 2010, one security paid off in full and a second security was sold from the portfolio at a gain.  Of the two CMBS that had an unrealized loss at December 31, 2009, one was sold in 2010 for a gain and the second remains in the portfolio with an amortized cost of $2.0 million and an unrealized gain of $44,000.  Management believes the improvement in the unrealized loss was due to a reduction in the required yield on commercial mortgage related securities as the credit markets improved during 2010 compared to 2009. All of the CMBS securities are rated AAA.

The Company evaluates current characteristics of each of these private label securities such as delinquency and foreclosure levels, credit enhancement, projected losses, coverage and actual and projected cash flows, on a quarterly basis. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

The only security that has been impaired greater than twelve months as of December 31, 2010 is the private label residential mortgage related security.

Of the 22 securities with a temporary impairment at December 31, 2010, 17 have a rating of “AAA”.  The securities with a rating of less than AAA are: (1) two state or political subdivision securities with a total fair value of $831,000 which are unrated, (2) one private label collateralized mortgage obligation, which was discussed above, with a total fair value of $166,000 and a rating of “B-” and (3) two corporate securities with a fair value of $4.0 million and a rating of “A”.

Gross gains of $2.0 million, $2.4 million and $118,000 and gross losses of $0, $0 and $0 were realized on sales of securities during the years ended December 31, 2010, 2009 and 2008, respectively.

The following schedule provides a summary of the components of net gains on sale of investment securities in the Company’s Consolidated Statement of Operations:

			Other-than-
	Gross	Gross	Temporary	Portion of
	Realized	Realized	Impairment	OTTI	Net Gains
	Gains	Losses	Losses	in OCI	(Losses)
	(in thousands)

Twelve Months Ended December 31, 2010:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—
Corporate securities	—	—	—	—	—
	—	—	—	—	—

Private label residential mortgage related security	—	—	—	—	—
Private label commercial mortgage related securities	50	—	—	—	50
Agency residential mortgage related securities	1,913	—	—	—	1,913
Total mortgage related securities	1,963	—	—	—	1,963

Total securities available-for-sale	$1,963	$—	$—	$—	$1,963

	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)
	(in thousands)
Twelve Months Ended December 31, 2009:

Obligations of U.S. government agencies	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—
Corporate securities	796	—	—	—	796
	796	—	—	—	796
Private label residential mortgage related security		—	(605)	448	(157)
Private label commercial mortgage related securities	—	—	—	—	—
Agency residential mortgage related securities	1,585	—	—	—	1,585
Total mortgage related securities	1,585	—	(605)	448	1,428
Total securities available-for-sale	$2,381	$—	$(605)	$448	$2,224

	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
Twelve Months Ended December 31, 2008:

Obligations of U.S. government agencies	$—	$—	$—	$—
State and political subdivisions	18	—	—	18
Corporate securities	—	—	—	—
	18	—	—	18
Private label residential mortgage related security	—	—	—	—
Private label commercial mortgage related securities	—	—	—	—
Agency residential mortgage related securities	100	—	—	100
Total mortgage related securities	100	—	—	100
Total securities	$118	$—	$—	$118

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2010 and 2009 by contractual maturity are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)

2010
Due in one year or less	$3,674	$3,692	$—	$—
Due after one year through five years	23,420	23,649	—	—
Due after five years through ten years	3,046	3,079	—	—
Due after ten years	2,263	2,251	—	—
Total mortgage related securities	268,740	278,632	51,835	50,817
	$301,143	$311,303	$51,835	$50,817

2009
Due in one year or less	$4,879	$4,922	$—	$—
Due after one year through five years	7,111	7,196	—	—
Due after five years through ten years	3,278	3,323	—	—
Due after ten years	4,074	4,107	—	—
Total mortgage related securities	393,059	402,919	—	—
	$412,401	$422,467	$—	$—

Securities with a carrying value of $13.7 million and $19.8 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $58.7 million and $58.1 million at December 31, 2010 and 2009, respectively, were pledged as collateral for $50.0 million in borrowed funds. See Note 7.

NOTE 3—LOANS

The composition of net loans at December 31, 2010 and 2009 is provided below (in thousands).

	December 31,
	2010	2009

Real estate loans:
One-to four-family	$238,612	$268,535
Multi-family and commercial	231,843	207,738
Construction	31,190	40,799
	501,645	517,072

Consumer loans	55,169	69,362

Commercial and industrial loans	98,064	55,434

Total loans	654,878	641,868

Deferred loan origination cost, net	218	33
Allowance for loan losses	(12,443)	(10,605)
Net loans	$642,653	$631,296

The Company had approximately $125.9 million and $110.4 million of commercial mortgage, construction and commercial and industrial loans in the Southern New Jersey shore area at December 31, 2010 and 2009, respectively. Other than the commercial mortgage, construction and commercial and industrial loans in Southern New Jersey, a majority of the Company’s loans are in the geographic areas near the Company’s branches in Southeastern Pennsylvania.

The Company reclassified $13,000 and $70,000 of deposit accounts that were overdrawn to other consumer loans as of December 31, 2010 and 2009, respectively.

The following tables present changes in the allowance for loan losses and a rollforward of the allowance for loan losses by loan segment from December 31, 2009 to December 31, 2010:

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Balance, beginning	$10,605	$6,260	$3,376
Provision for loan losses	6,213	9,052	2,900
Loans charged off	(4,402)	(4,707)	(19)
Recoveries	27	—	3
Balance, ending	$12,443	$10,605	$6,260

	At December 31, 2010
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total Loans
	(In thousands)
Balance, beginning	$1,455	$3,476	$3,782	$707	$1,064	$121	$10,605
Provision for loan losses	1,938	800	1,468	456	1,475	76	6,213
Loans charged off	(1,403)	—	(1,990)	(514)	(495)	—	(4,402)
Recoveries	—	11	—	16	—	—	27
Balance, ending	$1,990	$4,287	$3,260	$665	$2,044	$197	$12,443

The recorded investment in impaired loans was $39.1 million at December 31, 2010 and $29.1 million at December 31, 2009. The recorded investment in impaired loans with an allowance for loan losses was $35.6 million at December 31, 2010 and $26.2 million at December 31, 2009. The related allowance for loan losses associated with these loans was $5.2 million at December 31, 2010 and $4.3 million at December 31, 2009. For the years ended December 31, 2010, 2009 and 2008, the average recorded investment in these impaired loans was $42.0 million, $32.3 million and $6.6 million, respectively. The interest income recognized on these impaired loans was $399,000, $896,000 and $244,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table sets forth the breakdown of impaired loans by loan segment as of December 31, 2010.

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonaccrual		Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)

Real estate loans:
One- to four-family	$10,813	$1,007	$—	$11,820	$11,820	$—
Multi-family and commercial	6,180	1,359	—	7,539	4,050	3,489
Construction	9,279	3,441	3,894	16,614	16,614	—
Consumer loans	365	—	—	365	303	62
Commercial and industrial	—	2,810	—	2,810	2,810	—
Total allowance for loan losses	$26,637	$8,617	$3,894	$39,148	$35,597	$3,551

A troubled debt restructuring of $2.1 million is excluded from the TDR column above as it is included in the nonaccrual loans and total impaired loans.

The following table sets forth the allowance for loan loss for impaired loans and general allowance by loan segment as of December 31, 2010.

	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonaccrual		Impaired	Impaired
	Loans	TDRs	Loans	Loans	General	Total
	(in thousands)

Real estate loans:
One- to four-family	$1,537	$2	$—	$1,539	$451	$1,990
Multi-family and commercial	195	70	—	265	4,022	4,287
Construction	2,447	258	195	2,900	360	3,260
Consumer loans	294	—	—	294	371	665
Commercial and industrial	—	196	—	196	1,848	2,044
Unallocated	—	—	—	—	197	197
Total allowance for loan losses	$4,473	$526	$195	$5,194	$7,249	$12,443

Loans on which the accrual of interest has been discontinued amounted to $26.6 million at December 31, 2010 and $29.1 million at December 31, 2009. If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $1.5 million, $735,000 and $170,000 in 2010, 2009 and 2008, respectively. There was $0, $601,000 and $0 of loans past due 90 days or more and still accruing interest at December 31, 2010, 2009 and 2008, respectively. There were $10.7 million, $1.2 million and $0 of loans classified as troubled debt restructurings as of December 31, 2010, 2009 and 2008, respectively.

The following table sets forth nonaccrual loans by segment as of December 31, 2010.

December 31,
2010
(in thousands)
Nonaccrual loans
One- to four-family real estate	$10,813
Multi-family and commercial real estate	6,180
Construction	9,279
Consumer	365
Commercial and industrial	—
Total	$26,637

The following table sets forth past due loans by segment as of December 31, 2010.

	At December 31,
	2010
	30-59	60-89
	Days	Days
	Past Due	Past Due
	(In thousands)
One- to four-family real estate	$96	$144
Multi-family and commercial real estate	4,735
Construction	—	—
Consumer	170	—
Commercial and industrial	—	—

Total	$5,001	$144

There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. If we classify an asset as loss, we allocate an amount equal to 100% of the portion of the asset classified loss.

The following table sets forth criticized and classified loans by segment as of December 31, 2010.

	At December 31, 2010
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total Loans
	(In thousands)
Special mention loans	$—	$19,889	$114	$—	$1,099	$21,102
Substandard loans	10,812	6,745	16,614	365	5,937	40,473
Doubtful loans	—	—	—	—	—	—

Total criticized and classified loans	$10,812	$26,634	$16,728	$365	$7,036	$61,575

As of December 31, 2010, the Bank had one interest rate swap in the notional amount of $1.1 million to hedge a 15-year fixed rate loan, which was earning interest at 7.43%. The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and pays fixed rate payments of 7.43%. The swap matures in April 2022 and had a fair value loss position of $161,000 at December 31, 2010 and $125,000 at December 31, 2009.

NOTE 4—MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $65.7 million at December 31, 2010, $88.2 million at December 31, 2009, and $109.6 million at December 31, 2008. The Company received fees, net of amortization, from the servicing of loans of $11,000, $63,000 and $183,000 during 2010, 2009 and 2008, respectively.

The following summarizes mortgage-servicing rights for the years ended December 31, 2010, 2009 and 2008 (in thousands):

			Net
	Servicing	Valuation	Carrying
	Rights	Allowance	Value
Balance at December 31, 2007	$1,066	$—	$1,066
Additions	—	(133)	(133)
Amortization	(106)	—	(106)
Balance at December 31, 2008	$960	$(133)	$827
Reductions	—	48	48
Amortization	(192)	—	(192)
Balance at December 31, 2009	$768	$(85)	$683
Additions	—	(46)	(46)
Amortization	(189)	—	(189)
Balance at December 31, 2010	$579	$(131)	$448

The estimated amortization expense of amortizing mortgage servicing rights for each of the five succeeding fiscal years after December 31, 2010 is as follows (in thousands):

Year
2011	$(118)
2012	(95)
2013	(69)
2014	(50)
2015	(35)
Thereafter	(81)

Total	$(448)

As of December 31, 2010 and 2009, the fair value of the mortgage servicing rights (“MSRs”) was $462,000 and $703,000, respectively. The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income—another key assumption in the model—is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

During the year ended December 31, 2008, the Bank recorded an initial valuation allowance of $133,000 on its MSRs, which was due to a significant decrease in interest rates for residential mortgages during the year resulting in assumed higher mortgage prepayments. This valuation allowance was reduced by $48,000 during the year ended December 31, 2009 due to assumed slower prepayments and was increased by $46,000 during the year ended December 31, 2010 due to continued low interest rates and high level of prepayments. The amount of the valuation adjustment is recorded as an adjustment to service charges and other fee income in the Company’s consolidated statement of operations.

NOTE 5—PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009

Land	$3,207	$3,207
Buildings	13,376	13,273
Leasehold improvements	190	190
Furniture, fixtures and equipment	4,869	4,786
	21,642	21,456
Less: accumulated depreciation	(10,949)	(10,319)

Premises and equipment, net	$10,693	$11,137

As of December 31, 2010, the Company leased space for an operations center in Blue Bell, Pennsylvania, a branch location in Media, Pennsylvania and certain office equipment. The leases are accounted for as operating leases. The Blue Bell lease expires in July 2012 and, upon expiration, the Company has the option to extend the lease for an additional five-year period at the then prevailing market rate. The following rental expenses were included in the Company’s financial statements (in thousands):

	2010	2009	2008
Office rent	$470	$467	$477
Equipment lease	6	12	28

	$476	$479	$505

The following table shows the minimum future rental payments under non-cancelable leases for premises and equipment at December 31, 2010 (in thousands):

Year
2011	$473
2012	275
2013	—
2014	—
2015	—

NOTE 6—DEPOSITS

The weighted average interest rate and balance of deposits at December 31, 2010 and 2009 consisted of the following (dollars in thousands):

	December 31,
	2010		2009
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)

Noninterest-bearing demand accounts	—%	$70,990	—%	$56,912
NOW accounts	0.30	40,505	0.63	41,369
Money market accounts	0.47	148,904	1.05	184,407
Savings and club accounts	0.05	54,921	0.15	51,563
Certificates of deposit	2.44	396,443	3.29	524,026

	1.48%	$711,763	2.27%	$858,277

The scheduled maturities of certificates of deposit for periods subsequent to December 31, 2010 are as follows (in thousands):

Year	December 31,
2011	$176,737
2012	124,074
2013	37,489
2014	30,874
2015	11,698
Thereafter	15,571

$396,443

A summary of interest expense on deposits for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008

NOW accounts	$210	$340	$455
Money market accounts	1,294	2,534	1,852
Savings and club accounts	45	90	158
Certificates of deposit	13,654	17,625	15,998

	$15,203	$20,589	$18,463

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $101.2 million and $137.4 million at December 31, 2010 and 2009, respectively. Deposits in excess of $250,000 are not insured by the Federal Deposit Insurance Corporation (FDIC).

NOTE 7—BORROWINGS

The following is a summary of borrowed funds by type:

	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
	(Dollars in thousands)
2010
FHLB advances	$122,800	3.77	136,807	125,963	3.75
Other borrowed funds—long term	50,000	3.42	50,000	50,000	3.42

2009
FHLB advances	$137,165	3.70%	$146,033	$144,224	3.63%
Other borrowed funds—long term	50,000	3.42	50,000	50,000	3.42
Other borrowed funds—short term	—	—	5,400	284	0.69

Federal Home Loan Bank Advances

Advances from the FHLB of Pittsburgh with rates ranging from 2.80% to 4.89% are due as follows:

		Weighted
		Average
Maturity	Amount	Rate
	(Dollars in Thousands)

2011	$30,000	4.88%
2012	—
2013	14,417	3.65%
2014	—
2015	23,383	3.40%
2016-2018	55,000	3.36%
	$122,800

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of December 31, 2010, the Bank has $164.3 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Interest Rate	Strike Rate	Call Date	Rate if Called
	(in thousands)

August 2011	$20,000	4.89%	7.50%	February 2011	LIBOR + .2175%
August 2011	10,000	4.87%	7.50%	February 2011	LIBOR + .2175%
July 2013	9,417	4.10%
December 2013	5,000	2.80%		March 2011	LIBOR + 1.04%
January 2015	18,383	3.49%
December 2015	5,000	3.06%		December 2011	LIBOR + 1.12%
November 2017	15,000	3.62%		February 2011	LIBOR + 0.10%
November 2017	15,000	3.87%		November 2011	LIBOR + 0.10%
December 2017	20,000	2.83%		March 2011	LIBOR + 0.11%
December 2018	5,000	3.15%		December 2012	LIBOR + 1.14%

	$122,800

For the two borrowings which have a “Strike Rate” disclosed in the above table, if three-month LIBOR is greater than or equal to the Strike Rate, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (0.30% at December 31, 2010) plus .2175% on a quarterly basis. If converted to a floating rate, the Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

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

The borrowing that matures in July 2013 has a five year contractual maturity with principal and interest being paid monthly utilizing a 25 year amortization period. The borrowing that matures in January 2015 is a seven year contractual maturity with principal and interest being paid monthly.

The Bank had a maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $444.4 million at December 31, 2010. Additionally, as of December 31, 2010, the Bank has a maximum borrowing capacity of $32.4 million with the Federal Reserve Bank of Philadelphia through the Discount Window.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in the amount of at least equal to at least 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  The FHLB of Pittsburgh indicated it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. As of December 31, 2010, the Company’s minimum stock obligation was $8.3 million and a maximum stock obligation was $14.8 million.

The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and has not paid a dividend through December 31, 2010.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks totaled $50.0 million at December 31, 2010. These borrowings contractually mature with dates ranging from November 2014 thru November 2018 and may be called by the lender based on the underlying agreements. Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

Maturity	Interest
Date	Rate	Call Date	Amount
			(in thousands)

November 2014	3.60%	February 2011	$20,000
September 2018	3.40%	September 2012	10,000
September 2018	3.20%	September 2012	5,000
October 2018	3.15%	October 2011	5,000
October 2018	3.27%	October 2011	5,000
November 2018	3.37%	November 2013	5,000
			$50,000

Mortgage backed securities with a fair value of $58.7 million at December 31, 2010 were pledged as collateral for these other borrowed funds.

NOTE 8—EMPLOYEE BENEFITS

Defined Benefit Plan

The Bank previously maintained a qualified non-contributory defined benefit retirement plan covering all employees meeting certain eligibility requirements. The Bank amended the plan and froze the benefits for current participants in the plan as of January 1, 2006. In October 2006, the Bank resolved to settle the obligations to the plan participants by terminating the plan, after obtaining required approvals. In the second quarter of 2008, the Bank received a determination letter from the IRS approving the settlement of its plan obligations. As of June 30, 2008, all plan obligations were settled.

The following tables provide a roll forward of the changes in benefit obligations and plan assets for the last year of the plan:

2008
(In Thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$2,643
Interest cost	67
Actuarial loss	160
Benefits paid	(2,870)
Net benefit obligation at end of year	$—

2008
(In Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$2,407
Actual return on plan assets	31
Employer contributions	432
Benefits paid	(2,870)
Fair value of plan assets at end of year	$—

The following table sets forth the components of the defined benefit plan costs for 2008:

2008
(In Thousands)
Interest cost	$67
Return on plan assets	(31)
Amortization of unrecognized net actuarial loss	160
Settlement loss	137
Net periodic benefit costs reported in salaries, benefits and other compensation expense	$333

401(k) Plan

The Bank also has a 401(k) retirement plan covering all employees meeting certain eligibility requirements. Employees may contribute a percentage of their salary to the Plan each year, subject to limitations which are set by law. The Bank matches a portion of each employee contribution and also may make discretionary contributions, based on the Bank’s performance. The Bank provides a matching contribution equivalent to 33% of the first 6% of the contribution made by an employee. The Bank’s contributions to the plan on behalf of its employees resulted in an expenditure of $110,000, $115,000 and $115,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Bancorp’s common stock that provides employees meeting certain eligibility requirements with the opportunity to receive a funded retirement benefit, based primarily on the value of the Bancorp’s common stock. The ESOP has purchased 963,767 shares and has total loans outstanding of $7.7 million as of December 31, 2010.  The ESOP purchased the shares in two separate transactions as described in the next paragraph.

The ESOP initially purchased 615,267 shares of common stock in Old Fox Chase Bancorp’s initial stock offering in 2006 at a price of $9.35 per share with the proceeds of a loan from Old Fox Chase Bancorp to the ESOP. The outstanding loan principal balance on the initial ESOP transaction at December 31, 2010 and 2009 was $4.3 million and $4.5 million, respectively.  The ESOP purchased an additional 348,500 shares of common stock in conjunction with the Bancorp’s mutual- to-stock conversion completed on June 29, 2010 at a price of $10.00 per share with the proceeds of a second loan from the Bancorp to the ESOP.  The outstanding loan principal balance at December 31, 2010 was $3.4 million.

Shares of the Bancorp’s common stock pledged as collateral for the loan are released from the pledge for allocation to Plan participants as loan payments are made. The Bank releases shares annually based upon the ratio that the current principal and interest payment bears to the current and remaining scheduled future principal and interest payments. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan.

At December 31, 2010, there were a total of 205,090 ESOP shares committed to employees from the initial 2006 stock offering, representing 41,018 shares allocated and committed to be released in each of the years from December 31, 2006 to December 31, 2010.   ESOP shares from this transaction that were unallocated at December 31, 2010 totaled 410,177 and had a fair market value of $4.9 million. At December 31, 2010, there were a total of 12,014 ESOP shares committed to employees from the mutual-to-stock conversion transaction.   ESOP shares from this transaction that were unallocated at December 31, 2010 totaled 336,486 and had a fair market value of $4.0 million.  As of December 31, 2010, there were a total of 217,104 shares committed to employees and 746,663 unallocated shares to be released in future periods.

Total ESOP compensation expense for the year ended December 31, 2010, 2009 and 2008 was $522,000, $375,000 and $440,000, respectively, representing the average fair market value of shares allocated or committed to be released during the year.

Long-Term Incentive Plan

The Bank maintains the Fox Chase Bank Executive Long-Term Incentive Plan (the “Incentive Plan”) to retain and attract key officers who contribute to the financial and business success of the Bank. On an annual basis, the Board of Directors considers granting a long–term incentive award for the President and Chief Executive Officer of the Bank and the President and Chief Executive Officer recommends the incentive award amounts for each eligible employee. Substantially all of the awards vest over a five-year period with 60% of the award vesting on the third anniversary of the plan year to which the award was granted, 80% on the fourth anniversary and 100% on the fifth anniversary, unless otherwise determined by the Board of Directors on date of grant. All plan assets are invested in Bancorp common stock. The Incentive Plan became effective January 1, 2006. During 2010, 2009 and 2008, the Bank recorded compensation expense of $89,000, $89,000 and $104,000, respectively, for the Incentive Plan. All shares in the plan were fully vested on January 1, 2011.

NOTE 9—STOCK BASED COMPENSATION

In 2007, stockholders approved the Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan provides that 769,083 shares of common stock may be issued in connection with the exercise of stock options and 307,633 shares of common stock may be issued as restricted stock. The Plan allows for the granting of non-statutory stock options (“NSOs”), incentive stock options and restricted stock. Options are granted at no less than the fair value of the Bancorp’s common stock on the date of the grant.

In 2007, Old Fox Chase Bancorp’s Board of Directors approved the funding of a trust that purchased 307,395 shares of Bancorp’s common stock, or approximately 1.96% of Old Fox Chase Bancorp’s outstanding common stock, to fund restricted stock awards under the Plan. The 307,395 shares were purchased by the trust at a weighted average cost of $12.18 per share. The Company classifies share-based compensation for employees and outside directors within “Salaries, benefits and other compensation” in the Consolidated Statements of Operations to correspond with the same line item as compensation paid. Additionally, the Company reports (1) the expense associated with the grants as an adjustment to operating cash flows and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow. There were no such excess tax benefits in 2008, 2009 and 2010.

Stock options vest over a five-year service period and expire ten years after grant date. The Company recognizes compensation expense for the fair values of stock options using the straight-line method over the requisite service period for the entire award.

Restricted shares vest over a five-year service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

During the years ended December 31, 2010, 2009 and 2008, the Company recorded $929,000, $961,000, and $950,000 of stock based compensation expense, respectively, comprised of stock option expense of $400,000, $416,000 and $408,000, respectively, and restricted stock expense of $529,000, $545,000 and $542,000, respectively.

As a result of the mutual-to-stock conversion, all presented share information for periods prior to June 30, 2010 has been revised to reflect the 1.0692 exchange ratio.

The following is a summary of Old Fox Chase Bancorp’s stock option activity and related information for the 2007 Equity Incentive Plan for the years ended December 31, 2010, 2009 and 2008:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2007	554,717	11.58	9.7 years

Granted	108,431	10.68		—
Exercised	—	—
Forfeited	(5,347)	11.31

Outstanding at December 31, 2008	657,801	11.43	8.8 years

Granted	91,276	8.28
Exercised	—	—
Forfeited	(71,696)	11.25

Outstanding at December 31, 2009	677,381	$11.03	7.9 years

Granted	39,500	9.67
Exercised	—	—
Forfeited	(24,703)	10.45
Outstanding at December 31, 2010	692,178	$10.97	7.1 years
Exercisable at December 31, 2010	348,181	11.31	6.8 years

Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of Old Fox Chase Bancorp’s stock, management considered the average volatilities of comparable public companies over a period equal to the expected life of the options in determining the expected volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under certain accounting standards. The risk-free rate was determined utilizing the Treasury yield for the expected life of the option contract.

The fair value of the stock option grants was estimated with the following weighted average assumptions:

	2010	2009	2008
Expected dividend yield	1.90%	1.90%	1.90%
Expected volatility	35.00%	30.00%	25.00%
Risk-free interest rate	2.04%	2.33% – 2.51%	2.53% – 3.88%
Expected option life in years	6.50	6.50	6.50

The following is a summary of Old Fox Chase Bancorp’s unvested options as of December 31, 2010, 2009 and 2008 and changes therein during the years then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	554,717	$3.18
Granted	108,431	2.60
Exercised	—	—
Vested	(115,342)	3.16
Forfeited	(5,347)	2.99

Unvested at December 31, 2008	542,459	$3.07

Granted	91,276	2.25
Exercised	—	—
Vested	(131,895)	3.08
Forfeited	(46,034)	3.02

Unvested at December 31, 2009	455,806	$2.91

Granted	39,500	2.97
Exercised	—	—
Vested	(133,561)	2.97
Forfeited	(17,748)	2.73

Unvested at December 31, 2010	343,997	$2.90

Expected future expense relating to the 348,181 unvested options outstanding as of December 31, 2010 is $824,000 over a weighted average period of 2.3 years.

The following is a summary of the status of Old Fox Chase Bancorp’s restricted stock as of December 31, 2010, 2009 and 2008 and changes therein during the years then ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	217,585	$11.58
Granted	18,279	10.68
Vested	(43,431)	11.58
Forfeited	(428)	$11.58

Unvested at December 31, 2008	192,005	$11.49

Granted	17,731	8.80
Vested	(47,087)	11.51
Forfeited	(13,836)	$11.57

Unvested at December 31, 2009	148,813	$11.16

Granted	15,640	9.67
Vested	(45,888)	11.30
Forfeited	(1,134)	$10.87

Unvested at December 31, 2010	117,431	$10.91

Expected future compensation expense relating to the 117,581 restricted shares at December 31, 2010 is $1.1 million over a weighted average period of 2.2 years.

NOTE 10—INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	December 31,
	2010	2009	2008
Federal:
Current	$1,129	$2,305	$1,323
Deferred	(13)	(3,138)	(1,159)
	1,116	(833)	164

State:
Current	—	2	1
Deferred	4	4	—
	4	6	1

	$1,120	$(827)	$165

The provision for income taxes differs from the statutory rate of 34% due to the following (in thousands):

	December 31,
	2010	2009	2008

Federal income tax at statutory rate of 34%	$1,314	$(631)	$469
Tax exempt interest, net	(113)	(164)	(181)
Bank-owned life insurance	(160)	(154)	(154)
ESOP compensation expense	6	—	19
Equity incentive plans	46	83	—
Other, net	23	37	12
State taxes	436	(58)	(121)
(Decrease) increase in valuation allowance	(432)	60	121

Total provision	$1,120	$(827)	$165

Effective tax rate	28.99%	44.58%	11.96%

The net deferred tax asset consisted of the following components as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses, net	$4,333	$5,098
Provision for loss on other real estate owned	199	—
Nonaccrual interest	592	299
Accrued compensation	30	30
Organizational costs	—	1
Equity incentive plans	489	360
Accrued expenses	214	12
Deferred lease liability	24	33
Impairment loss on investments	54	54
Charitable contribution carryover	—	89
State net operating loss carryforward	425	857
	6,360	6,833
Valuation allowance	(425)	(857)
	5,935	5,976
Deferred tax liabilities:
Prepaid expense deduction	174	212
Mortgage servicing rights	152	232
Loan origination costs	82	108
Deferrable earnings on investments	140	22
Depreciation of premises and equipment	389	413
Unrealized gains on securities available-for-sale	3,622	3,522
	4,559	4,509

Net Deferred Tax Asset	$1,376	$1,467

Based on the Company’s history of earnings and its expectation of future taxable income, management anticipates that it is more likely than not that the above deferred tax assets will be realized, except for the state net operating loss carryforward.

Retained earnings include $6.0 million at December 31, 2010, 2009 and 2008, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the “Act”) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.

The Company had a charitable contribution carryover of $261,000 as of December 31, 2009, resulting in a deferred tax asset of $89,000. Utilization of this carryover is limited to 10% of taxable income on an annual basis. The Company fully utilized this charitable contribution carryover as of December 31, 2010.

Approximately $425,000 of gross deferred tax assets were related to state tax net operating losses at December 31, 2010. The Company has assessed a valuation allowance of $425,000 on this entire deferred tax asset due to an expectation of such net operating losses expiring before being utilized. The Company has $6.0 million of state net operating losses remaining as of December 31, 2010.

As of December 31, 2010 and prior periods, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal and state tax years 2007 through 2009 were open for examination as of December 31, 2010.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Lending Operations

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the statements of financial condition.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the Company’s financial instrument commitments at December 31, 2010 and 2009 is as follows (in thousands):

	December 31,
	2010	2009
Commitments to grant loans	$55,274	$56,354
Unfunded commitments under lines of credit	106,397	67,252
Standby letters of credit	3,408	254

	$165,079	$123,860

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies, but includes principally residential or commercial real estate. Fixed rate commitments to grant loans were $37.6 million and $19.8 million as of December 31, 2010 and December 31, 2009, respectively. The interest rates on these fixed rate loans ranged from 4.75% to 6.50% as of December 31, 2010 and 4.50% to 7.75% as of December 31, 2009.

Legal Proceedings

The Company is periodically subject to various pending and threatened legal actions, which involve claims for monetary relief. Based upon information presently available to the Company, it is the Company’s opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company’s results of operations.

Data Processing

The Company has entered into contracts with third-party providers to manage the Company’s network operations, data processing and other related services. The projected amount of the Company’s future minimum payments contractually due after December 31, 2010 is as follows (in thousands):

Year	Amount
2011	$1,758
2012	1,558
2013	1,523
2014	—
2015	—

NOTE 12—STOCKHOLDERS’ EQUITY

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. The Bancorp, as a savings and loan holding company, is not subject to separate capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to total assets, as defined. Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it was subject.

As of December 31, 2010, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2010 and 2009 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2010
Total risk-based capital (to risk-weighted assets)	$156,045	23.76%	$ > 52,550	> 8.0%	$ > 65,688	> 10.0%
Tier 1 capital (to risk-weighted assets)	147,982	22.53	> 26,275	> 4.0	> 39,413	> 6.0
Tier 1 capital (to adjusted assets)	148,541	13.60	> 43,689	> 4.0	> 54,611	> 5.0

December 31, 2009
Total risk-based capital (to risk-weighted assets)	$107,092	16.57%	$ > 51,707	> 8.0%	$ > 64,634	> 10.0%
Tier 1 capital (to risk-weighted assets)	99,592	15.41	> 25,854	> 4.0	> 38,780	> 6.0
Tier 1 capital (to adjusted assets)	99,592	8.51	> 46,809	> 4.0	> 58,511	> 5.0

The Company’s ability to pay dividends is limited by statutory and regulatory requirements. The Company may not declare nor pay dividends on its stock if such declaration or payment would violate statutory or regulatory requirements. The Company did not pay any dividends during the years ended December 31, 2010, 2009 or 2008.  The Company paid a cash dividend of $.02 per outstanding share of common stock on March 1, 2011.

Old Fox Chase Bancorp repurchased 457,372 and 286,191 shares of common stock during the years ended December 31, 2009 and 2008, respectively, in conjunction with stock repurchase programs. There were no shares repurchased during the year ended December 31, 2010.  The purchases were recorded as treasury stock, at cost, on the Company’s statements of condition in the amounts of $4.5 million and $3.4 million at December 31, 2009 and 2008, respectively. The treasury stock was retired during 2010 in conjunction with the mutual- to-stock conversion.

The Company raised net proceeds of $77.8 million from the mutual to stock conversion completed on June 29, 2010.  During 2010, the Company contributed $48.5 million to the Bank, $7.5 million in the first quarter and $41.0 million in the second quarter in conjunction with the mutual-to-stock conversion.

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2010 and 2009:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate their fair value.

Investment and Mortgage Related Securities—Available-for-Sale and Held-to-Maturity

Fair values for investment securities and mortgage related securities are obtained from a third party pricing service and are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. If quoted market prices are not available for comparable securities, fair value is based on quoted bids for the security or comparable securities.

Loans Held for Sale

The fair values of mortgage loans originated and intended for sale in the secondary market are based on current quoted market prices.

Loans Receivable, Net

For variable-rate loans that reprice frequently and that entail no significant changes in credit risk, fair values are based on carrying values. To determine the fair values of loans that are not impaired, we employ discounted cash flow analyses that use interest rates and terms similar to those currently being offered to borrowers. This methodology is consistent with the guidance in ASC 825-10-55-3 “Financial Instruments,” and we believe our disclosures provide fair value that is more indicative of an entry price. We do not record loans at fair value on a recurring basis. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, discounting the contractual cash flows, and analyzing market data that we may adjust due to specific characteristics of the loan or collateral.

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

Deposit Liabilities

Fair values for demand deposits (including NOW accounts), savings and club accounts and money market deposits are, by definition, equal to the amount payable on demand at the reporting date. Fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar instruments with similar maturities. This methodology is consistent with the guidance in ASC 825-10-55-3 “Financial Instruments,” and we believe our disclosures provide fair value that is more indicative of an entry price.

Federal Home Loan Bank Advances and Other Borrowed Funds

Fair value of Federal Home Loan Bank advances and other borrowed funds are estimated using discounted cash flow analyses, based on rates currently available to the Bank for advances with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

Fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

The estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$38,314	$38,314	$65,418	$65,418
Available-for-sale securities:
Investment securities available-for-sale	32,671	32,671	19,548	19,548
Private label residential mortgage related security	166	166	195	195
Private label commercial mortgage related securities	11,767	11,767	17,833	17,833
Agency residential mortgage related securities	266,699	266,699	384,891	384,891
Held-to-maturity securities:
Agency mortgage related securities	51,835	50,817	—	—
Loans receivable, net	642,653	643,967	631,296	624,966
Federal Home Loan Bank stock	9,913	9,913	10,435	10,435
Accrued interest receivable	4,500	4,500	4,467	4,467
Mortgage servicing rights	448	462	683	703

Financial liabilities:
Savings and club accounts	54,921	54,921	51,563	51,563
Demand, NOW and money market deposits	260,399	260,399	282,688	282,688
Certificates of deposit	396,443	401,222	524,026	530,946
Federal Home Loan Bank advances	122,800	129,522	137,165	144,124
Other borrowed funds	50,000	53,851	50,000	52,896
Accrued interest payable	580	580	696	696

Off-balance sheet instruments	—	1,238	—	929

The Company determines the fair value of financial instruments using three levels of input:

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

The Company classified three types of financial instruments as Level 3 as of December 31, 2010. The first instrument is a private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because they are not actively traded in securities markets. The second type of instrument includes four private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively traded in securities markets. The third instrument is a loan, which was recorded at fair value when the Company adopted ASC Topic 820 “Fair Value Measurements and Disclosures,” since lending credit risk is not an observable input for this individual commercial loan (see Note 3). The net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, in the private label CMO was $393,000 and $433,000 at December 31, 2010 and 2009, respectively. The net unrealized gain in the private label CMBS portfolio was $382,000 at December 31, 2010 compared to a net unrealized gain of $226,000 at December 31, 2009. The unrealized gain on the loan was $161,000 at December 31, 2010 compared to $125,000 at December 31, 2009.

The following tables, which set forth the Company’s fair value measurements included in the financial statements at December 31, 2010 and 2009, include (1) investment securities and mortgage related securities available-for-sale; (2) the two financial instruments, associated with the interest rate swap agreement as discussed in Note 3; (3) tranches of MSRs recorded at fair value; (4) loans and (5) other real estate owned.

The following measures were made on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government agencies	$6,521	$—	$6,521	$—
State and political subdivisions	7,279	—	7,279	—
Corporate securities	18,871	—	18,871	—
Private label residential mortgage related security	166	—	—	166
Private label commercial mortgage related securities	11,767	—	—	11,767
Agency residential mortgage related securities	266,699	—	266,699	—
Loan (1)	1,241	—	—	1,241
Swap contract (1)	(161)	—	(161)	—
Total	$312,383	$—	$299,209	$13,174

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Obligations of U.S. government agencies	$306	$—	$306	$—
State and political subdivisions	9,292	—	9,292	—
Corporate securities	9,950	—	9,950	—
Private label residential mortgage related security	195	—	—	195
Private label commercial mortgage related securities	17,833	—	—	17,833
Agency residential mortgage related securities	384,891	—	384,891	—
Loan (1)	1,259	—	—	1,259
Swap contract (1)	(125)	—	(125)	—
Total	$423,601	$—	$404,314	$19,287

(1)                   Such financial instruments are recorded at fair value as further described in Note 3.

The following measures were made on a non-recurring basis as of December 31, 2010 and 2009:

The loans were partially charged off at December 31, 2010 and 2009.  The loans’ fair values are based on level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included.

For other real estate owned, we used Level 3 inputs, which consist of appraisals. Other real estate owned is recorded on our balance sheet at fair value, net of costs to sell, when we obtain control of the property.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
As of December 31, 2010
Loans	$6,119	$—	$—	$6,119
Mortgage servicing rights	405	—	405	—
Other real estate owned	3,186	—	—	3,186
Total	$9,710	$—	$405	$9,305

As of December 31, 2009
Loans	$1,185	$—	$—	$1,185
Mortgage servicing rights	621	—	621	—
Other real estate owned	4,052	—	—	4,052
Total	$5,858	$—	$621	$5,237

The following table includes a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3) for the period of January 1, 2009 to December 31, 2010.

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loan	Total

Beginning balance, January 1, 2009	$269	$7,304	$1,425	$8,998

Purchases	—	8,213	—	8,213
Payments received	(104)	(792)	(55)	(951)
Premium accretion	—	137	—	137
Increase/(decrease) in AOCI	187	2,971	(111)	3,047
Decrease in OTTI	(157)	—	—	(157)
Reclassification to Level 3	—	—	—	—

Ending balance, December 31, 2009	$195	$17,833	$1,259	$19,287

Purchases	—	—	—	—
Sales	—	(3,926)	—	(3,926)
Payments received	(69)	(2,403)	(54)	(2,526)
Discount accretion, net	—	107	—	107
Increase/(decrease) in value	40	156	36	232
Reclassification to Level 3	—	—	—	—

Ending balance, December 31, 2010	$166	$11,767	$1,241	$13,174

The Company utilizes one external pricing service (“primary pricing service”) as the provider of pricing on the investment portfolio on a quarterly basis. We generally obtain one quote per investment security. We review the estimates of fair value provided by the pricing service to determine if they are representative of fair value based upon our general knowledge of market conditions and relative changes in interest rates and the credit environment. The Company made no adjustments to the values obtained from the primary pricing service. The Company will be evaluating the appropriateness of the identified Level 1, 2 or 3 classifications on a quarterly basis.

NOTE 14—COMPREHENSIVE INCOME

Comprehensive income for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	December 31,
	2010	2009	2008

Net income (loss)	$2,744	$(1,028)	$1,215

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during the period, net of tax (benefit) (2010 - $767, 2009 - $4,023, 2008 - $(307))	1,291	7,483	(504)

Non-credit related unrealized loss on other-than temporary impaired securities (net of taxes of $(152) for the year ended December 31, 2009)	—	(296)	—

Less: Reclassification adjustment for net investment securities gains included in net income, net of taxes (2010 - $667, 2009 - $335, 2008 - $40)	1,296	649	78

Plus: Amortization of pension actuarial loss, net of taxes of $2 in 2008	—	—	4
Reversal of actuarial losses from pension plan settlement, net of taxes of $45 for the year ended December 31, 2008	—	—	87

Other comprehensive income (loss)	(5)	6,538	(491)

Comprehensive income	$2,739	$5,510	$724

NOTE 15—RELATED PARTY TRANSACTIONS

The Company may from time to time enter into transactions with its directors, officers and employees. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than the normal credit risk or present other unfavorable features.

There were no loans to directors and executive officers as of December 31, 2010 and 2009.

During 2010 and 2009, the Bank engaged in certain business activities with Philadelphia Mortgage Advisors, Inc. (“PMA”). These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $285,000, $245,000 and $122,000 for the years ended December 31, 2010, 2009 and 2008, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $65,000, $54,000 and $16,000 for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Bank acquired total loans from PMA of $23.9 million and $49.0 million for the years ended December 31, 2010 and 2009, respectively, which includes the cost of the loans. The Company eliminates intercompany profits and losses until realized by the Company.

During 2010, the Bank provided PMA a term loan in the amount of $1.2 million which is secured by a residential property owned by PMA.  The Bank recorded interest income from PMA on this term loan of $15,000 for the year ended December 31, 2010.

NOTE 16—ACCOUNTING PRONOUNCEMENTS

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

Accounting Standards Update (ASU) 2009-05—Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. The ASU amends Subtopic 820-10 to clarify certain issues with the accounting guidance for determining the fair value of liabilities. Specifically, the guidance states that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance also provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the ASU specifies that a valuation technique should be applied that uses either the quoted prices of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009. The Company adopted this ASU effective January 1, 2010 and it did not have a material effect on the Company’s financial position or results of operations.

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

Accounting Standards Update (ASU) No. 2010-18 — Effect of a Loan Modification When the Loan Is Part of a Pool that is Accounted for as a Single Asset, a consensus of the FASB Emerging Issues Task Force (Issue No. 09-I).  This ASU amends FASB ASC Subtopic 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, so that modifications of loans that are accounted for within a pool under that Subtopic do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considering a troubled debt restructuring.  A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the new guidance.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments are effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  Early adoption is permitted.   This ASU has no effect on the Company’s financial position or results of operations as the Company did not modify any loans that were pooled for accounting purposes as of December31, 2010.

Accounting Standards Update (ASU) No. 2010-20 — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. Disclosures related to period-end information (e.g., credit quality information and the ending financing receivables balance segregated by impairment method) are effective in all interim and annual reporting periods ending on or after December 15, 2010.  The Company has complied with the disclosures required as of December 31, 2010, and intends to comply with the remaining disclosure requirements when they become effective.  Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of allowance for credit losses by portfolio segment) are effective in interim or annual periods beginning on or after December 15, 2010.

Accounting Standards Update (ASU) No. 2011-01— Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-20.  The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB Board time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The Company will include the new disclosures when the guidance is finalized.

NOTE 17—PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements for Fox Chase Bancorp, Inc. (parent company only) reflect the investment in its wholly owned subsidiary, Fox Chase Bank, using the equity method of accounting.

CONDENSED BALANCE SHEET

	December 31,
	2010	2009
	(In Thousands)
Assets
Cash and due from banks	$1	$9
Interest-earning deposits with banks	42,601	12,436
Total cash and cash equivalents	42,602	12,445
Investment in subsidiary	155,079	106,136
Deferred tax asset, net	—	89
Due from subsidiary	289	425
ESOP loan	7,662	4,541
Other assets	141	62
Total Assets	205,773	123,698

Liabilities and stockholders’ equity
Other liabilities	69	64
Total Liabilities	69	64

Stockholders’ Equity	205,704	123,634

Total Liability and Stockholders’ Equity	$205,773	$123,698

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009	2008
	(In Thousands)
Income
Interest on deposits with banks	$182	$234	$463
Interest on ESOP loan	432	395	414

Total Income	614	629	877
Expenses
Other expenses	841	789	869
Total Expenses	841	789	869
(Loss) income before income tax (benefit) expense and equity in undistributed net earnings of subsidiary	(227)	(160)	8
Income tax (benefit) expense	(77)	(54)	3
(Loss) income before equity in undistributed net (loss) earnings of subsidiary	(150)	(106)	5
Equity in undistributed net earnings (loss) of subsidiary	2,894	(922)	1,210

Net Income (Loss)	$2,744	$(1,028)	$1,215

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009	2008
	(In Thousands)
Cash Flows From Operating Activities

Net (loss) income	$2,744	$(1,028)	$1,215
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings (loss) of subsidiary	(2,894)	922	(1,210)
Decrease in deferred tax asset	89	251	143
Decrease (increase) in due from subsidiary	118	(75)	(148)
Increase in other assets	(79)	(62)	—
Increase (decrease) increase in other liabilities	5	(66)	(259)
Net Cash (Used) Provided by Operating Activities	(17)	(58)	(259)

Cash Flows From Investing Activities
Loan payment received on ESOP loan	364	249	229
Net Cash Provided by Investing Activities	364	249	229

Cash Flows From Financing Activities

Repurchase of treasury shares	—	(4,521)	(3,369)
Receipt from subsidiary related to vesting of stock in equity incentive plan	519	542	503
Capital contribution to subsidiary	(48,500)	—	—
Purchase of common stock by ESOP	(3,485)	—	—
Merger of Fox Chase Mutual Holding Company	107	—	—
Proceeds from stock offering, net of offering expenses	81,169	—	—
Net Cash Provided (Used) by Financing Activities	29,810	(3,979)	(2,866)

Net Increase (Decrease) in Cash and Cash Equivalents	30,157	(3,788)	(2,896)
Cash and Cash Equivalents - Beginning	12,445	16,233	19,129

Cash and Cash Equivalents - Ending	$42,602	$12,445	$16,233

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of Fox Chase Bancorp, Inc. and subsidiary, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. The Company reported net income of $893,000 for the quarter ended December 31, 2010 and a net loss of $2.4 million for the quarter ended December 31, 2009.

The net income for the quarter ended December 31, 2010 did not include any unusual or nonrecurring items.

The net loss for the quarter ended December 31, 2009 included a provision for loan losses of $6.6 million, which was a result of: (1) specific provisions for impairments on nonperforming construction and commercial loans totaling $4.9 million based primarily on appraisals; (2) specific provisions for impairments on residential mortgages and consumer loans totaling $750,000, primarily related to three loans; (3) an increase in general reserves on construction and commercial loans, primarily related to downgrades in internal risk ratings on existing credits, totaling $800,000; and (4) an increase in general reserves on residential mortgages and consumer loans totaling $150,000.

Three Months Ended	12/31/2010	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009
	(In Thousands, except per share data)

Interest income	$11,709	$12,385	$12,532	$12,659	$13,207	$13,331	$12,921	$11,939
Interest expense	4,296	5,365	5,842	6,222	6,769	7,248	7,480	6,138
Net interest income	7,413	7,020	6,690	6,437	6,438	6,083	5,441	5,801
Provision for loan losses	1,358	2,889	1,075	891	6,640	1,450	567	395
Net interest income after provision for loan losses	6,055	4,131	5,615	5,546	(202)	4,633	4,874	5,406
Noninterest income	659	2,393	434	403	1,098	1,323	999	347
Noninterest expense	5,432	5,558	5,202	5,180	4,636	5,254	5,492	4,951
Income (loss) before taxes	1,282	966	847	769	(3,740)	702	381	802
Income tax provision (benefit)	389	274	239	218	(1,300)	189	83	201
Net income (loss)	$893	$692	$608	$551	$(2,440)	$513	$298	$601

Per Common Share Data
Weighted average common shares — basic	13,610,257	13,562,837	14,846,296	13,880,730	13,892,602	13,941,995	14,115,767	14,221,923
Weighted average common shares — diluted	13,629,851	13,573,250	14,873,467	13,890,460	13,911,980	13,961,709	14,137,188	14,241,510
Net income (loss) per share — basic	$0.07	$0.05	$0.04	$0.04	$(0.18)	$0.04	$0.02	$0.05
Net income (loss) per share — diluted	$0.07	$0.05	$0.04	$0.04	$(0.18)	$0.04	$0.02	$0.05

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX CHASE BANCORP, INC.

Date: March 14, 2011	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas M. Petro	President, Chief Executive Officer and Director	March 14, 2011
Thomas M. Petro	(principal executive officer)

/s/ Roger S. Deacon	Chief Financial Officer	March 14, 2011
Roger S. Deacon	(principal accounting and financial officer)

/s/ Roger H. Ballou	Director	March 14, 2011
Roger H. Ballou

/s/ Richard E. Bauer	Director	March 14, 2011
Richard E. Bauer

/s/ Todd S. Benning	Director	March 14, 2011
Todd S. Benning

/s/ Richard M. Eisenstaedt	Director	March 14, 2011
Richard M. Eisenstaedt

/s/ Anthony A. Nichols, Sr.	Director	March 14, 2011
Anthony A. Nichols, Sr.

/s/ RoseAnn B. Rosenthal	Director	March 14, 2011
RoseAnn Rosenthal

/s/ Peter A. Sears	Director	March 14, 2011
Peter A. Sears