Form 10-Q
period 2011-03-31
Fox Chase Bancorp Inc
filed 2011-05-09
CIK 1485176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011, there were 14,550,383 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC.

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$192	$156
Interest-earning demand deposits in other banks	30,852	38,158
Total cash and cash equivalents	31,044	38,314

Investment securities available-for-sale	29,467	32,671
Mortgage related securities available-for-sale	278,757	278,632
Mortgage related securities held-to-maturity (fair value of $49,050 at March 31, 2011 and $50,817 at December 31, 2010)	50,181	51,835
Loans, net of allowance for loan losses of $12,712 at March 31, 2011 and $12,443 at December 31, 2010	628,516	642,653
Other real estate owned	3,905	3,186
Federal Home Loan Bank stock, at cost	9,417	9,913
Bank-owned life insurance	13,252	13,138
Premises and equipment	10,570	10,693
Real estate held for investment	1,730	1,730
Accrued interest receivable	4,667	4,500
Mortgage servicing rights, net	420	448
Deferred tax asset, net	1,369	1,376
Other assets	7,974	6,414
Total Assets	$1,071,269	$1,095,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$685,396	$711,763
Federal Home Loan Bank advances	121,684	122,800
Other borrowed funds	50,000	50,000
Advances from borrowers for taxes and insurance	1,562	1,896
Accrued interest payable	568	580
Accrued expenses and other liabilities	5,202	2,760
Total Liabilities	864,412	889,799
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 2011 and December 31, 2010)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 14,550,383 shares issued and outstanding at March 31, 2011 and 60,000,000 shares authorized, 14,547,173 shares issued and outstanding at December 31, 2010)	146	145
Additional paid-in capital	134,277	133,997
Common stock acquired by benefit plans	(9,080)	(9,283)
Retained earnings	75,253	74,307
Accumulated other comprehensive income, net	6,261	6,538
Total Stockholders’ Equity	206,857	205,704
Total Liabilities and Stockholders’ Equity	$1,071,269	$1,095,503

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$8,832	$8,782
Interest on mortgage related securities	2,561	3,612
Interest on investment securities available-for-sale
Taxable	140	77
Nontaxable	70	89
Other interest income	28	99
Total Interest Income	11,631	12,659
INTEREST EXPENSE
Deposits	2,428	4,578
Federal Home Loan Bank advances	1,154	1,217
Other borrowed funds	427	427
Total Interest Expense	4,009	6,222
Net Interest Income	7,622	6,437
Provision for loan losses	975	891
Net Interest Income after Provision for Loan Losses	6,647	5,546
NONINTEREST INCOME
Service charges and other fee income	327	253
Income on bank-owned life insurance	114	115
Other	26	35
Total Noninterest Income	467	403
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,167	2,983
Occupancy expense	497	499
Furniture and equipment expense	103	116
Data processing costs	420	402
Professional fees	351	262
Marketing expense	60	71
FDIC premiums	283	372
Provision for loss on other real estate owned	—	34
Other real estate owned expense	19	6
Other	398	435
Total Noninterest Expense	5,298	5,180
Income Before Income Taxes	1,816	769
Income tax provision	570	218
Net Income	$1,246	$551
Earnings per share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Changes in Equity

Three months ended March 31, 2011 and 2010

(In Thousands, Unaudited)

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2009	$147	$64,016	$(11,814)	$(6,862)	$71,604	$6,543	$123,634
Stock based compensation expense		229					229
Issuance of stock for vested equity awards		(39)		49	(10)		—
Unallocated ESOP shares committed to employees		(1)		96			95
Shares allocated in long-term incentive plan		22					22
Net income					551		551
Other comprehensive income						708	708
BALANCE - MARCH 31, 2010	$147	$64,227	$(11,814)	$(6,717)	$72,145	$7,251	$125,239

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2010	$145	$133,997	$—	$(9,283)	$74,307	$6,538	$205,704
Stock based compensation expense		233					233
Issuance of stock for vested equity awards		(37)		47	(10)		—
Common stock issued for exercise of stock options	1	35					36
Unallocated ESOP shares committed to employees		49		156			205
Net income					1,246		1,246
Dividends paid ($0.02 per share)					(290)		(290)
Other comprehensive loss						(277)	(277)
BALANCE - MARCH 31, 2011	$146	$134,277	$—	$(9,080)	$75,253	$6,261	$206,857

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,246	$551
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	975	891
Provision for loss on other real estate owned	—	34
Depreciation	160	183
Net amortization of securities premiums and discounts	928	1,163
Provision (benefit) for deferred income taxes	147	(175)
Stock benefit plans	438	346
Earnings on investment in bank-owned life insurance	(114)	(115)
Decrease in mortgage servicing rights	28	31
Increase in accrued interest receivable and other assets	(1,022)	(1,460)
Increase in accrued interest payable, accrued expenses and other liabilities	2,430	4,252
Net Cash Provided by Operating Activities	5,216	5,701

Cash Flows from Investing Activities
Investment securities - available-for-sale:
Proceeds from maturities, calls and principal repayments	3,240	690
Mortgage related securities — available-for-sale:
Purchases	(22,980)	(13,630)
Proceeds from maturities, calls and principal repayments	22,037	32,021
Mortgage related securities — held-to-maturity:
Proceeds from maturities, calls and principal repayments	1,484	—
Net decrease (increase) in loans	14,172	(12,424)
Purchases of loans and loan participations	(2,975)	(3,304)
Net decrease in Federal Home Loan Bank stock	496	—
Purchases of premises and equipment	(37)	(42)
Proceeds from sales and payments on other real estate owned	148	—
Net Cash Provided by Investing Activities	15,585	3,311

Cash Flows from Financing Activities
Net decrease in deposits	(26,367)	(12,118)
Decrease in advances from borrowers for taxes and insurance	(334)	(57)
Principal payments on Federal Home Loan Bank advances	(1,116)	(11,077)
Common stock issued for exercise of stock options	36	—
Cash dividends paid	(290)	—
Net Cash Used by Financing Activities	(28,071)	(23,252)
Net Decrease in Cash and Cash Equivalents	(7,270)	(14,240)
Cash and Cash Equivalents — Beginning	38,314	65,418

Cash and Cash Equivalents — Ending	$31,044	$51,178

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,021	$6,281
Income taxes paid	$—	$400
Transfers of loans to other real estate owned	$867	$1,058
Net charge-offs	$706	$775

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

The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc. and Fox Chase Service Corporation.  Fox Chase Financial, Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania chartered company and its purpose is to facilitate the Bank’s investment in PMA and, for regulatory purposes, to hold commercial loans.  At March 31, 2011, Fox Chase Service Corporation held $20.0 million in commercial loans.  The comparative consolidated financial statements for the three months ended March 31, 2010 do not include the transactions and balances of Fox Chase MHC.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

During 2011 and 2010, the Bank engaged in certain business activities with PMA.  These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $37,000 and $33,000 for the three months ended March 31, 2011 and 2010, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $13,000 and $8,000 for the three months ended March 31, 2011 and 2010, respectively.  In addition, the Bank acquired total loans from PMA of $3.0 million and $7.6 million for the three months ended March 31, 2011 and 2010, respectively, which includes the cost of the loans.   During September 2010, the Bank provided PMA a term loan in the amount of $1.2 million which is secured by a residential property owned by PMA.  The Bank recorded interest income from PMA on this term loan of $15,000 and $0 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

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

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2011.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

Per Share Information

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Unallocated shares in the ESOP and shares purchased to fund the Bancorp’s 2007 Equity Incentive Plan are not included in either basic or diluted earnings per share.  Unvested shares in the Bancorp’s long-term incentive plan are not included in basic earnings per share. As a result of the mutual-to-stock conversion, all share information for periods prior to June 30, 2010 has been revised to reflect the 1.0692 exchange rate.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (unaudited).

	Three Months Ended
	March 31,
	2011	2010

Net income	$1,246,000	$551,000

Weighted-average common shares outstanding (1)	14,547,565	14,550,943
Average common stock acquired by stock benefit plans:
Unvested shares — long-term incentive plan	—	(7,582)
ESOP shares unallocated	(741,742)	(447,664)
Shares purchased by trust	(169,813)	(214,967)
Weighted-average common shares used to calculate basic earnings per share	13,636,010	13,880,730
Dilutive effect of:
Unvested shares — long-term incentive plans	—	7,582
Restricted stock awards	30,147	2,149
Stock option awards	12,730	—
Weighted-average common shares used to calculate diluted earnings per share	13,678,887	13,890,461

Earnings per share-basic	$0.09	$0.04
Earnings per share-diluted	$0.09	$0.04

Outstanding common stock equivalents having no dilutive effect	799,664	816,268

(1) Excludes treasury stock for 2010.  No treasury shares were held by the Company in 2011.

NOTE 2 — INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011 (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$6,473	$19	$(11)	$—	$6,481
State and political subdivisions	6,502	71	(2)	—	6,571
Corporate securities	16,192	240	(17)	—	16,415
	29,167	330	(30)	—	29,467

Private label residential mortgage related security	554	71	—	(448)	177
Private label commercial mortgage related securities	10,340	229	—	—	10,569
Agency residential mortgage related securities	258,420	9,887	(296)	—	268,011
Total mortgage related securities	269,314	10,187	(296)	(448)	278,757

Total available-for-sale securities	$298,481	$10,517	$(326)	$(448)	$308,224

Held-to-Maturity Securities:
Agency residential mortgage related securities	$50,181	$1	$(1,132)	$—	$49,050
Total mortgage related securities	50,181	1	(1,132)	—	49,050
Total held-to-maturity securities	$50,181	$1	$(1,132)	$—	$49,050

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$6,489	$32	$—	$—	$6,521
State and political subdivisions	7,240	65	(26)	—	7,279
Corporate securities	18,674	221	(24)	—	18,871
	32,403	318	(50)	—	32,671

Private label residential mortgage related security	559	55	—	(448)	166
Private label commercial mortgage related securities	11,385	382	—	—	11,767
Agency residential mortgage related securities	256,796	10,057	(154)	—	266,699
Total mortgage related securities	268,740	10,494	(154)	(448)	278,632

Total available-for-sale securities	$301,143	$10,812	$(204)	$(448)	$311,303

Held-to-Maturity Securities:
Agency residential mortgage related securities	$51,835	$19	$(1,037)	$—	$50,817
Total mortgage related securities	51,835	19	(1,037)	—	50,817
Total held-to-maturity securities	$51,835	$19	$(1,037)	$—	$50,817

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010 (Dollars in thousands):

	March 31, 2011 (Unaudited)
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
Available-for-Sale Securities:
Obligations of U.S. government agencies	$3,137	$(11)	$—	$—	3,137	(11)
State and political subdivisions	436	(2)	—	—	436	(2)
Corporate securities	2,983	(17)	—	—	2,983	(17)
	6,556	(30)	—	—	6,556	(30)

Private label residential mortgage related security	—	—	177	(377)	177	(377)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	31,704	(296)	—	—	31,704	(296)
Total mortgage related securities	31,704	(296)	177	(377)	31,881	(673)

Total available-for-sale securities	$38,260	$(326)	$177	$(377)	$38,437	$(703)

Held-to-Maturity Securities:
Agency residential mortgage related securities	46,079	(1,132)	—	—	46,079	(1,132)
Total mortgage related securities	46,079	(1,132)	—	—	46,079	(1,132)
Total held-to-maturity securities	$46,079	$(1,132)	$—	$—	$46,079	$(1,132)

Total Temporarily Impaired Securities	$84,339	$(1,458)	$177	$(377)	$84,516	$(1,835)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
Available for Sale:
State and political subdivisions	$831	$(26)	$—	$—	$831	$(26)
Corporate securities	3,968	(24)	—	—	3,968	(24)
	4,799	(50)	—	—	4,799	(50)

Private label residential mortgage related security	—	—	166	(393)	166	(393)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	21,254	(154)	—	—	21,254	(154)
Total mortgage related securities	21,254	(154)	166	(393)	21,420	(547)

Total available-for-sale securities	$26,053	$(204)	$166	$(393)	$26,219	$(597)

Held to Maturity:
Agency residential mortgage related securities	46,645	(1,037)	—	—	46,645	(1,037)
Total mortgage related securities	46,645	(1,037)	—	—	46,645	(1,037)
Total held-to-maturity securities	$46,645	$(1,037)	$—	$—	$46,645	$(1,037)

Total Temporarily Impaired Securities	$72,698	$(1,241)	$166	$(393)	$72,864	$(1,634)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The Company held a private label residential mortgage related security which had an amortized cost, prior to the identified credit related impairment, of $711,000 at March 31, 2011 and $716,000 at December 31, 2010, respectively.  During the second quarter of 2009, management’s analysis indicated that the security was other-than-temporarily impaired in the amount of $605,000, of which $157,000 was recognized on the statement of operations and $448,000 was recognized in the statement of condition in other comprehensive income (before taxes). There was no additional other-than-temporary credit impairment charge on this investment through March 31, 2011. At March 31, 2011 and December 31, 2010, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $554,000 and $559,000, respectively, and a fair value of $177,000 and $166,000, respectively, with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $377,000 and $393,000, respectively. The remaining unrealized loss is not considered an other-than-temporary credit impairment, as management does not have the intention or requirement to sell this security.

The Company held four private label commercial mortgage backed securities (“CMBS”) with an amortized cost of $10.3 million at March 31, 2011 and $11.4 million at December 31, 2010. The four CMBS were in an unrealized gain position with a total unrealized gain of $229,000 and $382,000 at March 31, 2011 and December 31, 2010, respectively.  The four CMBS securities are rated AAA.

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

There are 23 securities with a temporary impairment at March 31, 2011, 21 of which have a rating of AAA. The securities rated less than AAA are: (1) one state or political subdivision security with a total fair value of $436,000, which does not have a rating; and (2) one private label collateralized mortgage obligation, which was discussed above, with a fair value of $177,000 and a rating of B-.

The only security that has been impaired greater than twelve months as of March 31, 2011 and as of December 31, 2010 is the private label residential mortgage related security.

There were no gross realized gains or losses during the three months ended March 31, 2011 and 2010.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2011 and December 31, 2010 by contractual maturity are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

March 31, 2011
Due in one year or less	$6,118	$6,193	$—	$—
Due after one year through five years	18,478	18,654	—	—
Due after five years through ten years	3,715	3,764	—	—
Due after ten years	856	856	—	—
Total mortgage related securities	269,314	278,757	50,181	49,050
	$298,481	$308,224	$50,181	$49,050

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
December 31, 2010
Due in one year or less	$3,674	$3,692	$—	$—
Due after one year through five years	23,420	23,649	—	—
Due after five years through ten years	3,046	3,079	—	—
Due after ten years	2,263	2,251	—	—
Total mortgage related securities	268,740	278,632	51,835	50,817
	$301,143	$311,303	$51,835	$50,817

Securities with a carrying value of $9.3 million and $10.2 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $58.4 million and $58.7 million, at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral for $50.0 million in borrowed funds.   See Note 6.

NOTE 3 - LOANS

The composition of net loans at March 31, 2011, and December 31, 2010 is provided below (in thousands).

	March 31,	December 31,
	2011	2010
	(Unaudited)
Real estate loans:
One- to four-family	$230,342	$238,612
Multi-family and commercial	228,143	231,843
Construction	23,753	31,190
	482,238	501,645

Consumer loans	52,392	55,169
Commercial and industrial loans	106,404	98,064

Total loans	641,034	654,878

Deferred loan origination costs, net	194	218
Allowance for loan losses	(12,712)	(12,443)
Net loans	$628,516	$642,653

The following table presents changes in the allowance for loan losses (in thousands):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2011	2010	2010
	(Unaudited)
Balance, beginning	$12,443	$10,605	$10,605
Provision for loan losses	975	891	6,213
Loans charged off	(875)	(778)	(4,402)
Recoveries	169	3	27
Balance, ending	$12,712	$10,721	$12,443

The following tables present changes in the allowance for loan losses by loan segment for the three months ended March 31, 2011 and the year ended December 31, 2010:

	At March 31, 2011 (Unaudited)
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total
	(In thousands)
Balance, beginning	$1,990	$4,287	$3,260	$665	$2,044	$197	$12,443
Provision (credit) for loan losses	3	1,020	(297)	(16)	240	25	975
Loans charged off	—	(250)	(625)	—	—	—	(875)
Recoveries	3	164	—	2	—	—	169
Balance, ending	$1,996	$5,221	$2,338	$651	$2,284	$222	$12,712

NOTE 3 - LOANS (CONTINUED)

	Year Ended December 31, 2010
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total
	(In thousands)
Balance, beginning	$1,455	$3,476	$3,782	$707	$1,064	$121	$10,605
Provision for loan losses	1,938	800	1,468	456	1,475	76	6,213
Loans charged off	(1,403)	—	(1,990)	(514)	(495)	—	(4,402)
Recoveries	—	11	—	16	—	—	27
Balance, ending	$1,990	$4,287	$3,260	$665	$2,044	$197	$12,443

The recorded investment in impaired loans was $38.7 million (unaudited) at March 31, 2011 and $39.1 million at December 31, 2010. The recorded investment in impaired loans with an allowance for loan losses was $38.0 million (unaudited) at March 31, 2011 and $35.6 million at December 31, 2010. The related allowance for loan losses associated with these loans was $5.4 million (unaudited) at March 31, 2011 and $5.2 million at December 31, 2010. For the three months ended March 31, 2011 the average recorded investment in these impaired loans was $38.8 million (unaudited) and for the year ended December 31, 2010, the average recorded investment in these impaired loans was $42.0 million. The interest income recognized on these impaired loans was $154,000 (unaudited) for the three months ended March 31, 2011 and $399,000 for the year ended December 31, 2010.

The following tables set forth the breakdown of impaired loans by loan segment as of March 31, 2011 and December 31, 2010.

March 31, 2011 (Unaudited)

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonperforming	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)
Real estate loans:
One- to four-family	$10,706	$—	$—	$10,706	$10,706	$—
Multi-family and commercial	4,272	6,032	—	10,304	9,966	338
Construction	7,143	3,488	3,870	14,501	14,225	276
Consumer loans	367	—	—	367	306	61
Commercial and industrial	200	2,610	—	2,810	2,810	—
Total	$22,688	$12,130	$3,870	$38,688	$38,013	$675

December 31, 2010

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonperforming	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)

Real estate loans:
One- to four-family	$10,813	$1,007	$—	$11,820	$11,820	$—
Multi-family and commercial	6,180	1,359	—	7,539	4,050	3,489
Construction	9,279	3,441	3,894	16,614	16,614	—
Consumer loans	365	—	—	365	303	62
Commercial and industrial	—	2,810	—	2,810	2,810	—
Total	$26,637	$8,617	$3,894	$39,148	$35,597	$3,551

NOTE 3 - LOANS (CONTINUED)

A troubled debt restructuring (“TDR”) of $2.1 million is excluded from the accruing TDR column above as of March 31, 2011 and December 31, 2010 as it is included in the nonaccrual loans and total impaired loans.

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of March 31, 2011 and December 31, 2010.

March 31, 2011 (Unaudited)

	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonperforming	Accruing	Impaired	Impaired
	Loans	TDRs	Loans	Loans	General	Total
	(in thousands)
Real estate loans:
One- to four-family	$1,558	$—	$—	$1,558	$438	$1,996
Multi-family and commercial	331	914	—	1,245	3,976	5,221
Construction	1,686	262	193	2,141	197	2,338
Consumer loans	298	—	—	298	353	651
Commercial and industrial	15	186	—	201	2,083	2,284
Unallocated	—	—	—	—	222	222
Total allowance for loan losses	$3,888	$1,362	$193	$5,443	$7,269	$12,712

December 31, 2010

	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonperforming	Accruing	Impaired	Impaired
	Loans	TDRs	Loans	Loans	General	Total
	(in thousands)
Real estate loans:
One- to four-family	$1,537	$2	$—	$1,539	$451	$1,990
Multi-family and commercial	195	70	—	265	4,022	4,287
Construction	2,447	258	195	2,900	360	3,260
Consumer loans	294	—	—	294	371	665
Commercial and industrial	—	196	—	196	1,848	2,044
Unallocated	—	—	—	—	197	197
Total allowance for loan losses	$4,473	$526	$195	$5,194	$7,249	$12,443

Loans on which the accrual of interest has been discontinued amounted to $22.5 million (unaudited) at March 31, 2011 and $26.6 million at December 31, 2010. If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $401, 000 (unaudited) and $1.5 million for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively. There was $200,000 (unaudited) and $0 of loans past due 90 days or more and still accruing interest at March 31, 2011 and December 31, 2010, respectively. There were $14.2 million (unaudited) and $10.7 million of loans classified as troubled debt restructurings as of March 31, 2011 and December 31, respectively.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth nonperforming loans by segment as of March 31, 2011 (unaudited) and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(in thousands)
Nonperforming loans
One- to four-family real estate	$10,706	$10,813
Multi-family and commercial real estate	4,272	6,180
Construction	7,143	9,279
Consumer	367	365
Commercial and industrial	200	—
Total	$22,688	$26,637

The following table sets forth past due loans by segment as of March 31, 2011 (unaudited) and December 31, 2010.

	At March 31,		At December 31,
	2011		2010
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
One- to four-family real estate	$1,041	$396	$96	$144
Multi-family and commercial real estate	219	4,673	4,735
Construction real estate	—	—	—	—
Consumer	239	260	170	—
Commercial and industrial	—	—	—	—

Total	$1,499	$5,329	$5,001	$144

At March 31, 2011, past due loans 60-89 days includes a $4.7 million commercial loan which is also classified as an accruing troubled debt restructuring.

There are three classifications for problem loans: substandard, doubtful and loss. “Substandard loans” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful loans” have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified “loss” is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. The Company also maintains a “special mention” category, described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. If we classify a loan as loss, we allocate an amount equal to 100% of the portion of the loan classified loss.

The following tables set forth criticized and classified loans by segment as of March 31, 2011 and December 31, 2010.

	At March 31, 2011 (Unaudited)
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total
	(In thousands)
Special mention loans	$—	$22,532	$114	$—	$1,452	$24,098
Substandard loans	10,706	7,759	14,501	367	5,937	39,270
Doubtful loans	—	—	—	—	—	—

Total criticized and classified loans	$10,706	$30,291	$14,615	$367	$7,389	$63,368

NOTE 3 - LOANS (CONTINUED)

	At December 31, 2010
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total
	(In thousands)
Special mention loans	$—	$19,889	$114	$—	$1,099	$21,102
Substandard loans	10,812	6,745	16,614	365	5,937	40,473
Doubtful loans	—	—	—	—	—	—

Total criticized and classified loans	$10,812	$26,634	$16,728	$365	$7,036	$61,575

As of March 31, 2011 and December 31, 2010, the Bank had one interest rate swap in the notional amount of $1.1 million to hedge a 15-year fixed rate loan, which was earning interest at 7.43%. The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and pays fixed rate payments of 7.43%. The swap matures in April 2022 and had a fair value loss position of $144,000 at March 31, 2011 and $161,000 at December 31, 2010.

NOTE 4 — MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $61.0 million and $84.8 million at March 31, 2011 and 2010, respectively, and $65.7 million at December 31, 2010.

The following summarizes mortgage servicing rights for the three months ended March 31, 2011 and 2010 (in thousands):

			Net
	Servicing	Valuation	Carrying
	Rights	Allowance	Value
Balance at December 31, 2010	$579	$(131)	$448
Additions	—	14	14
Amortization	(42)	—	(42)
Balance at March 31, 2011	$537	$(117)	$420

Balance at December 31, 2009	$768	$(85)	$683
Reductions	—	3	3
Amortization	(34)	—	(34)
Balance at March 31, 2010	$734	$(82)	$652

At March 31, 2011, March 31, 2010 and December 31, 2010, the fair value of the mortgage servicing rights (“MSRs”) was     $433,000 (unaudited), $673,000 (unaudited) and $462,000, respectively. The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at March 31, 2011 and December 31, 2010 consist of the following (dollars in thousands):

	March 31,		December 31,
	2011		2010
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)

Noninterest-bearing demand accounts	—%	83,877	—%	$70,990
NOW accounts	0.30	40,329	0.30	40,505
Money market accounts	0.46	137,704	0.47	148,904
Savings and club accounts	0.06	57,353	0.05	54,921
Certificates of deposit	2.31	366,133	2.44	396,443

	1.35%	$685,396	1.48%	$711,763

NOTE 6 — BORROWINGS

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of March 31, 2011, the Bank had $154.5 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Interest Rate	Strike Rate	Call Date	Rate if Called
	(in thousands)

August 2011	$20,000	4.89%	7.50%	May 2011	LIBOR + .2175%
August 2011	10,000	4.87%	7.50%	May 2011	LIBOR + .2175%
July 2013	9,353	4.10%
December 2013	5,000	2.80%		June 2011	LIBOR + 1.04%
January 2015	17,331	3.49%
December 2015	5,000	3.06%		December 2011	LIBOR + 1.12%
November 2017	15,000	3.62%		May 2011	LIBOR + 0.10%
November 2017	15,000	3.87%		November 2011	LIBOR + 0.10%
December 2017	20,000	2.83%		June 2011	LIBOR + 0.11%
December 2018	5,000	3.15%		December 2012	LIBOR + 1.14%

	$121,684

For the two borrowings which have a “Strike Rate” disclosed in the above table, if three-month LIBOR is greater than or equal to the Strike Rate, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (0.30% at March 31, 2011) plus .2175% on a quarterly basis. If converted to a floating rate, the Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

NOTE 6 — BORROWINGS (CONTINUED)

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

The Bank had a maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $405.4 million at March 31, 2011. Additionally, the Bank had a maximum borrowing capacity of $72.1 million with the Federal Reserve Bank of Philadelphia through the Discount Window at March 31, 2011.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in the amount of at least equal to 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  As of March 31, 2011, the Company’s minimum stock obligation was $9.4 million and maximum stock obligation was $13.9 million.

The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and has not paid a dividend through March 31, 2011.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks totaled $50.0 million at March 31, 2011. These borrowings contractually mature with dates ranging from November 2014 through November 2018 and may be called by the lender based on the underlying agreements. Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

Maturity	Interest
Date	Rate	Call Date	Amount
			(in thousands)

November 2014	3.60%	May 2011	$20,000
September 2018	3.40%	September 2012	10,000
September 2018	3.20%	September 2012	5,000
October 2018	3.15%	October 2011	5,000
October 2018	3.27%	October 2011	5,000
November 2018	3.37%	November 2013	5,000
			$50,000

Mortgage backed securities with a fair value of $58.4 million at March 31, 2011 were pledged as collateral for these other borrowed funds.

NOTE 7 — STOCK BASED COMPENSATION

During the three months ended March 31, 2011, the Company recorded $233,000 of stock based compensation expense in connection with the 2007 Equity Incentive Plan, comprised of stock option expense of $97,000 and restricted stock expense of $136,000.

The following is a summary of the Bancorp’s stock option activity and related information for the 2007 Equity Incentive Plan for the three months ended March 31, 2011:

		Weighted
	Number of	Average
	Stock	Exercise
	Options	Price

Outstanding at December 31, 2010	692,178	$10.97
Granted	24,500	12.94
Exercised	(3,210)	11.06
Forfeited	(8,919)	10.45
Outstanding at March 31, 2011	704,549	$11.05
Exercisable at March 31, 2011	369,079	$11.17

The following is a summary of the Company’s unvested options as of March 31, 2011 and changes therein during the three months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2010	343,997	$2.90
Granted	24,500	4.60
Exercised	—	—
Vested	(27,104)	2.38
Forfeited	(5,923)	2.69
Unvested at March 31, 2011	335,470	$3.07

Expected future expense relating to the 335,470 non-vested options outstanding as of March 31, 2011 is $820,000 over a weighted average period of 2.5 years.

During the three months ended March 31, 2011, the Company determined the fair value of the options granted in 2011 was $4.60.  This value was based on the following assumptions:

Expected dividend yield	1.90%
Expected volatility	40.00%
Risk —free interest rate	2.51%
Expected option life in years	6.50

The following is a summary of the status of the Company’s restricted stock as of March 31, 2011 and changes therein during the three months then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at December 31, 2010	117,431	$10.91
Granted	14,090	12.94
Vested	(3,854)	9.54
Forfeited	(257)	11.13
Unvested at March 31, 2011	127,410	$11.18

Expected future compensation expense relating to the 127,410 restricted shares at March 31, 2011 is $1.1 million over a weighted average period of 2.5 years.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

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

The estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31,		December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$31,044	$31,044	$38,314	$38,314
Available for sale securities:
Investment securities available-for-sale	$29,467	29,467	32,671	32,671
Private label residential mortgage related security	177	177	166	166
Private label commercial mortgage related securities	10,569	10,569	11,767	11,767
Agency residential mortgage related securities	268,011	268,011	266,699	266,699
Held to maturity securities:
Agency mortgage related securities	50,181	49,050	51,835	50,817
Loans receivable, net	628,516	629,810	642,653	643,967
Federal Home Loan Bank stock	9,417	9,417	9,913	9,913
Accrued interest receivable	4,667	4,667	4,500	4,500
Mortgage servicing rights	420	433	448	462

Financial liabilities:
Savings and club accounts	57,353	57,353	54,921	54,921
Demand, NOW and money market deposits	261,910	261,910	260,399	260,399
Certificates of deposit	366,133	370,283	396,443	401,222
Federal Home Loan Bank advances	121,684	127,410	122,800	129,522
Other borrowed funds	50,000	53,297	50,000	53,851
Accrued interest payable	568	568	580	580

Off-balance sheet instruments	—	1,439	—	1,238

NOTE 8 — FAIR VALUE (CONTINUED)

The Company determines the fair value of certain financial instruments using three levels of input:

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

The Company classified three types of financial instruments as Level 3 as of March 31, 2011. The first instrument is a private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because they are not actively traded in securities markets. The second type of instrument includes four private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively traded in securities markets. The third instrument is a loan, which was recorded at fair value when the Company adopted ASC Topic 820 “Fair Value Measurements and Disclosures,” since lending credit risk is not an observable input for this individual commercial loan (see Note 3). The net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, in the private label CMO was $377,000 at March 31, 2011 and $393,000 at December 31, 2010. As of March 31, 2011, all of the securities in the private label CMBS portfolio were at an unrealized gain position. All CMBS securities were also at unrealized gain position on December 31, 2010.   The unrealized gain on the loan was $144,000 at March 31, 2011 compared to $161,000 at December 31, 2010.

The following tables, which set forth the Company’s fair value measurements included in the financial statements at March 31, 2011 and December 31, 2010, include (1) investment securities and mortgage related securities available-for-sale; (2) the two financial instruments, associated with the interest rate swap agreement as discussed in Note 3; (3) tranches of MSRs recorded at fair value; (4) loans and (5) other real estate owned.

The following measures were made on a recurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$6,481	$—	$6,481	$—
State and political subdivisions	6,571	—	6,571	—
Corporate securities	16,415	—	16,415	—
Private label residential mortgage related security	177	—	—	177
Private label commercial mortgage related securities	10,569	—	—	10,569
Agency residential mortgage related securities	268,011	—	268,011	—
Loan (1)	1,208	—	—	1,208
Swap contract (1)	(144)	—	(144)	—
Total	$309,288	$—	$297,334	$11,954

(1)                   Such financial instruments are recorded at fair value as further described in Note 3.

NOTE 8 — FAIR VALUE (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$6,521	$—	$6,521	$—
State and political subdivisions	7,279	—	7,279	—
Corporate securities	18,871	—	18,871	—
Private label residential mortgage related security	166	—	—	166
Private label commercial mortgage related securities	11,767	—	—	11,767
Agency residential mortgage related securities	266,699	—	266,699	—
Loan (1)	1,241	—	—	1,241
Swap contract (1)	(161)	—	(161)	—
Total	$312,383	$—	$299,209	$13,174

(1)                   Such financial instruments are recorded at fair value as further described in Note 3.

The following measures were made on a non-recurring basis as of March 31, 2011 and December 31, 2010:

The loans were partially charged off at March 31, 2011 and December 31, 2010.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included.

For other real estate owned, we used Level 3 inputs, which consist of appraisals. Other real estate owned is recorded on our balance sheet at fair value, net of costs to sell, when we obtain control of the property.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
As of March 31, 2011
Loans	$8,390	$—	$—	$8,390
Mortgage servicing rights	380	—	380	—
Other real estate owned	3,905	—	—	3,905
Total	$12,675	$—	$380	$12,295

	(In Thousands)
As of December 31, 2010
Loans	$6,119	$—	$—	$6,119
Mortgage servicing rights	405	—	405	—
Other real estate owned	3,186	—	—	3,186
Total	$9,710	$—	$405	$9,305

NOTE 8 — FAIR VALUE (CONTINUED)

The following tables include a roll forward of the financial instruments which fair value is determined using Significant Other

Unobservable Inputs (Level 3) for the periods of January 1, 2010 to March  31, 2010 and January 1, 2011 to March 31, 2011.

Three-Months Ended March 31, 2011

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loan	Total
	(In thousands)
Beginning balance, January 1, 2011	$166	$11,767	$1,241	$13,174
Purchases	—	—	—	—
Payments received	(5)	(1,045)	(16)	(1,066)
Discount accretion, net	—	—	—	—
Increase/(decrease) in unrealized gain recorded in AOCI	16	(153)	(17)	(154)
Reclassification to Level 3	—	—	—	—

Ending balance, March 31, 2011	$177	$10,569	$1,208	$11,954

Three-Months Ended March 31, 2010

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loan	Total
	(In thousands)
Beginning balance, January 1, 2010	$195	$17,833	$1,259	$19,287
Purchases	—	—	—	—
Payments received	(19)	(683)	(15)	(717)
Discount accretion, net	—	51	—	51
Increase in unrealized gain recorded in AOCI	13	239	12	264
Reclassification to Level 3	—	—	—	—

Ending balance, March 31, 2010	$189	$17,440	$1,256	$18,885

There were no purchases, sales, issuances or settlements in any Level 3 asset during the three months ended March 31, 2011 or the year ended December 31, 2010.  Additionally, there were no transfers made between levels during the three months ended March 31, 2011 or the year ended December 31, 2010.

The Company utilizes one external pricing service (“primary pricing service”) as the provider of pricing on the investment portfolio on a quarterly basis. We generally obtain one quote per investment security. We review the estimates of fair value provided by the pricing service to determine if they are representative of fair value based upon our general knowledge of market conditions and relative changes in interest rates and the credit environment. The Company made no adjustments to the values obtained from the primary pricing service. The Company evaluates the appropriateness of the identified Level 1, 2 or 3 classifications on a recurring basis.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2011, and 2010 is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)

Net income	$1,246	$551

Other comprehensive income:

Unrealized holding gains (losses)arising during the period, net of tax (benefit) (($140) and $419 for three months ended March 31, 2011 and 2010, respectively)	(277)	708

Other comprehensive (loss) income	(277)	708

Comprehensive income	$969	$1,259

NOTE 10 — ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for Level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for Level 3 activity on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The Company adopted this ASU effective January 1, 2010.  Effective January 1, 2011 the Company adopted the requirements to provide the reconciliation for Level 3 activity on a gross basis.  The reconciliation was not shown as there were no purchases, sales, issuances or settlements in any Level 3 asset during the three months ended March 31, 2011.  This ASU did not have a material effect on the Company’s financial position or results of operations.

Accounting Standards Update (ASU) No. 2010-18 — Effect of a Loan Modification When the Loan Is Part of a Pool that is Accounted for as a Single Asset, a consensus of the FASB Emerging Issues Task Force (Issue No. 09-I).  This ASU amends FASB ASC Subtopic 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, so that modifications of loans that are accounted for within a pool under that Subtopic do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considering a troubled debt restructuring.  A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the new guidance.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments are effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  Early adoption is permitted.   This ASU has no effect on the Company’s financial position or results of operations as the Company did not modify any loans that were pooled for accounting purposes as of December 31, 2010.

NOTE 10 — ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Update (ASU) No. 2010-20 – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. Disclosures related to period-end information (e.g., credit quality information and the ending financing receivables balance segregated by impairment method) are effective in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of allowance for credit losses by portfolio segment) are effective in interim or annual periods beginning on or after December 15, 2010.  The Company has complied with the disclosures required as of December 31, 2010 and March 31, 2011.

Accounting Standards Update (ASU) No. 2011-01– Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-20.  The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB Board time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The Company will include the new disclosures when the guidance is finalized.

Accounting Standards Update (ASU) No. 2011-02 A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2011, and its other Securities and Exchange Commission reports.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, valuation and other-than-temporary impairment of investment securities, and deferred income taxes.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectability. The allowance is established through the provision for loan losses, which is charged against income. Management estimates the allowance balance required using loss experience in particular segments of the portfolio, trends in industry charge-offs by particular segments, the size and composition of the loan portfolio, trends and absolute levels of nonperforming loans, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans and troubled debt restructurings, trends and absolute levels within different risk ratings, and changes in existing general economic and business conditions affecting our lending areas and the national economy.

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

Valuation and Other-Than-Temporary Impairment of Investment Securities. Investment securities are reviewed quarterly to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its current carrying value, management is required to assess whether the decline is other-than-temporary. A review of other-than-temporary impairment requires us to make certain judgments regarding the nature of the decline, and the probability, extent and timing of a valuation recovery and Fox Chase Bancorp’s intent to sell the security or if it is more likely than not that the security will be required to be sold before recovery of its amortized cost. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates or equity market declines. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income. See Note 2 to the consolidated financial statements for a schedule that shows gross unrealized losses, fair value of securities aggregated by security category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2011 and December 31, 2010, and Note 8 for a discussion related to the determination of fair value.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets decreased $24.2 million, or 2.2%, to $1.07 billion at March 31, 2011, compared to $1.10 billion at December 31, 2010. Cash and cash equivalents decreased $7.3 million from December 31, 2010 to March 31, 2011 as excess cash was utilized to fund deposit outflows. Loans decreased $14.1 million from December 31, 2010 to March 31, 2011. Commercial and industrial loans increased $8.5 million primarily as a result of loans originated by our middle market group of lenders during the three months ended March 31, 2011. Commercial construction loans decreased by $7.4 million, primarily due to the payment in full of a $5.7 million construction loan and payments received on nonperforming commercial construction loans of $1.5 million. Commercial real estate loans decreased $3.7 million primarily due to payments received on nonperforming commercial real estate loans of $2.6 million. Additionally, our one- to four-family real estate loans decreased $8.3 million and consumer loans decreased $2.7 million due to our decision to reduce new originations on these types of loans as a result of the current economic environment. Mortgage related securities available-for-sale increased $125,000, as new purchases approximated cash repayments during the three months ended March 31, 2011. Investment related securities available-for-sale and mortgage related securities held-to-maturity decreased $3.2 million and $1.7 million, respectively, primarily due to bond calls and principal payments.

Deposits decreased $26.4 million, or 3.7%, from $711.8 million at December 31, 2010 to $685.4 million at March 31, 2011. Certificates of deposits decreased $30.3 million, or 7.6%, and money market accounts decreased $11.2 million, or 7.5%, from December 31, 2010 to March 31, 2011. These decreases were offset by increases in noninterest-bearing demand accounts of $12.9 million, or 18.2%, and in savings and club accounts of $2.4 million, or 4.4%, from December 2010 to March 2011. The decrease in certificates of deposits relates primarily to customer redemptions associated with certificates of deposit obtained during a pricing promotion offered in the first quarter of 2009. Specifically, during the first quarter of 2011, approximately $23.6 million of certificates of deposit with a rate of 3.50% matured.  This is the last maturity of certificates of deposit associated with the first quarter 2009 certificate of deposit promotion.   The decrease in money market deposits was primarily due to the Bank maintaining its money market rates at the midpoint of the market. The Bank did not offer any deposit promotion programs during the first quarter of 2011 due to its excess liquidity position and decrease in the loan portfolio. The increase in noninterest-bearing demand accounts was primarily due to deposits obtained from its commercial borrowing relationships. Federal Home Loan Bank advances decreased $1.1 million, or 0.9%, from $122.8 million at December 31, 2010 to $121.7 million at March 31, 2011 due to principal amortization on two advances.

Stockholders’ equity increased $1.2 million to $206.9 million at March 31, 2011 compared to $205.7 million at December 31, 2010 primarily due to net income of $1.2 million for the three months ended March 31, 2011 and stock-based compensation of $474,000, offset by dividends paid totaling $290,000.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General. Net income increased $695,000, or 126.1%, to $1.2 million for the three months ended March 31, 2011, compared to $551,000 for the three months ended March 31, 2010. The increase in net income was due to an increase in net interest income of $1.2 million and an increase in noninterest income of $64,000 offset by an increase of $352,000 in income tax expense, an increase of $118,000 in noninterest expense and an increase in the loan loss provision of $84,000.

Net Interest Income. Net interest income increased $1.2 million, or 18.4%, to $7.6 million for the three months ended March 31, 2011 compared to $6.4 million for the same period in 2010 primarily due to a decrease in total interest expense of $2.2 million offset by a $1.0 million decrease in total interest income. The decrease in total interest expense was primarily due to a decrease in average total interest-bearing liabilities of $174.7 million and a decrease in the average cost of interest-bearing liabilities from 2.59% to 2.03%.  The decrease in the average balance was primarily due to a $170.3 million decrease in the average balances of money market accounts and certificates of deposit.  The decrease in the average cost of interest-bearing liabilities was primarily due to a reduction in overall interest rates during 2010 as well as a reduction in the cost of interest-bearing deposits from 2.35% to 1.58% due to maturities of higher rate certificates of deposit and reduced rates on other deposit products. The average balance of noninterest bearing deposits increased $27.1 million, or 45.2%, to $87.1 million for the three months ended March 31, 2011 compared to $60.0 million for the same period in 2010, primarily due to deposits obtained from the Bank’s commercial borrowing relationships.  The decrease in total interest income was primarily due to a decrease in average interest-earning assets primarily from a reduction in mortgage related securities.  In addition, the yield on interest-earning assets decreased from 4.49% to 4.36%, primarily related to a reduction in yield on mortgage related securities from 3.66% to 3.10% due to new purchases having lower yields than the existing portfolio.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2011 and 2010. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended March 31,
	2011			2010
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$48,677	$28	0.23%	$60,602	$99	0.66%
Money market funds	—	—	—	—	—	—
Mortgage related securities
Available-for-sale	279,809	2,327	3.33%	395,077	3,612	3.66%
Held-to-maturity	51,099	234	1.83%	—	—	—
Total mortgage related securities	330,908	2,561	3.10%	395,077	3,612	3.66%
Taxable securities	33,843	140	1.66%	20,744	77	1.48%
Nontaxable securities	6,925	70	4.07%	8,931	89	4.01%
Loans (1):
Residential loans	235,680	2,971	5.04%	268,869	3,582	5.33%
Commercial loans	357,122	5,055	5.66%	305,730	4,184	5.47%
Consumer loans	53,786	806	6.00%	67,963	1,016	5.98%
Total Loans	646,588	8,832	5.46%	642,562	8,782	5.47%
Allowance for loan losses	(12,791)			(10,851)
Net loans	633,797	8,832		631,711	8,782
Total interest-earning assets	1,054,150	11,631	4.36%	1,117,065	12,659	4.49%
Noninterest-earning assets	41,533			43,850
Total assets	$1,095,683			$1,160,915
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$181,569	194	0.43%	$218,635	526	0.98%
Savings accounts	55,421	7	0.05%	52,110	19	0.15%
Certificates of deposit	386,569	2,227	2.34%	519,770	4,033	3.15%
Total interest-bearing deposits	623,559	2,428	1.58%	790,515	4,578	2.35%
FHLB advances	122,380	1,154	3.77%	130,101	1,217	3.74%
Other borrowed funds	50,000	427	3.42%	50,000	427	3.42%
Total borrowings	172,380	1,581	3.67%	180,101	1,644	3.65%
Total interest-bearing liabilities	795,939	4,009	2.03%	970,616	6,222	2.59%
Noninterest-bearing deposits	87,138			60,010
Other noninterest-bearing liabilities	5,926			5,076
Total liabilities	889,003			1,035,702
Retained earnings	200,196			117,793
Accumulated comprehensive income	6,484			7,420
Total stockholder’s equity	206,680			125,213
Total liabilities and stockholders’ equity	$1,095,683			$1,160,915

Net interest income		$7,622			$6,437
Interest rate spread			2.33%			1.90%
Net interest margin			2.84%			2.26%
Average interest-earning assets to average interest-bearing liabilities			132.44%			115.09%

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

	Three Months Ended
	March 31, 2011
	Compared to
	Three Months Ended
	March 31, 2010
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Interest-earning demand deposits	$(52)	$(19)	$(71)
Money market funds	—	—	—
Mortgage related securities	(232)	(819)	(1,051)
Taxable securities	15	48	63
Nontaxable securities	1	(20)	(19)
Loans:
Residential loans	(169)	(442)	(611)
Commercial loans	167	704	871
Consumer loans	3	(213)	(210)
Total loans	1	49	50
Total interest-earning assets	(267)	(761)	(1,028)

Interest Expense:
NOW and money market deposits	(242)	(90)	(332)
Savings accounts	(13)	1	(12)
Certificates of deposit	(773)	(1,033)	(1,806)
Total interest-bearing deposits	(1,028)	(1,122)	(2,150)

FHLB advances	9	(72)	(63)
Other borrowed funds	—	—	—
Total borrowings	9	(72)	(63)
Total interest-bearing liabilities	(1,019)	(1,194)	(2,213)

Net change in net interest income	$752	$433	$1,185

Provision for Loan Losses. The Company recorded a provision for loan losses of $975,000 for the three months ended March 31, 2011 compared to $891,000 for the three months ended March 31, 2010. The increase in the provision for the three months ended March 31, 2011 was primarily due to increased provision for accruing troubled debt restructurings.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At March 31,	At December 31,
	2011	2010
	(Dollars in thousands)
	(Unaudited)
Nonperforming Loans:
One- to four-family real estate	$10,706	$10,813
Multi-family and commercial real estate	4,272	6,180
Construction	7,143	9,279
Consumer	367	365
Commercial and industrial	—	—
Total	22,488	26,637

Accruing loans past due 90 days or more:
Commercial and industrial	200	—
Total	200	—
Total of nonperforming loans and accruing loans 90 days or more past due	$22,688	$26,637

Other real estate owned	3,905	3,186
Total nonperforming assets	$26,593	$29,823

Total nonperforming loans and accruing loans past due 90 days or more to total loans	3.54%	4.07%
Total nonperforming loans to total assets	2.12	2.43
Total nonperforming assets to total assets	2.48	2.72

Impaired Loans:
Nonperforming loans	$22,688	$26,637
Troubled debt restructurings	12,130	8,617
Other impaired loans	3,870	3,894
Total impaired loans	$38,688	$39,148

The following table sets forth our nonaccrual loans and accruing loans past due 90 days or more by state and loan segment at March 31, 2011 and December 31, 2010.

March 31, 2011

			Multi Family
	One- to Four-		and						Commercial
	Family Real		Commercial Real						and
	Estate		Estate		Construction		Consumer		Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)
Pennsylvania	6	$5,633	2	$1,162	2	$2,370	2	$12	1	$200	13	$9,377
New Jersey	7	5,073	2	1,865	2	4,773	2	355	—	—	13	12,066
Delaware	—	—	1	1,245	—	—	—	—	—	—	1	1,245

Total	13	$10,706	5	$4,272	4	$7,143	4	$367	1	$200	27	$22,688

December 31, 2010

Multi Family
			and						Commercial
	One- to Four-		Commercial Real						and
	Family Real Estate		Estate		Construction		Consumer		Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
(Dollars in thousands)
Pennsylvania	7	$5,735	2	$658	2	$2,866	1	$10	—	$—	12	$9,269
New Jersey	7	5,078	5	5,522	2	6,413	2	355	—	—	16	17,368
Delaware	—	—	—	—	—		—		—	—	—	—

Total	14	$10,813	7	$6,180	4	$9,279	3	$365	—	$—	28	$26,637

The following table provides a rollforward of our nonperforming assets, by loan segment and assets acquired through foreclosure, from December 31, 2010 to March 31, 2011.

						Transfer
	At	Additional			Net	To Other	At
	December	Non-	Return to	Payments	Charge-offs/	Real	March
	31,	Performing	Accrual	Received,	Valuation	Estate	31,
	2010	Assets, Net	Status	Net	Allowances	Owned	2011
	(Dollars in thousands)
Nonperforming loans
One- to four-family real estate	$10,813	$—	$—	$(107)	$—	$—	$10,706
Multi-family and commercial real estate	6,180	1,822	—	(2,785)	(88)	(857)	4,272
Construction	9,279	—	—	(1,511)	(625)	—	7,143
Consumer	365	2	—	—	—	—	367
Commercial and industrial (1)	—	200	—	—	—	—	200
Total	26,637	2,024	—	(4,403)	(713)	(857)	22,688

Other real estate owned	3,186	10		(148)	—	857	3,905
Total nonperforming assets	$29,823	$2,034	$—	$(4,551)	$(713)	$—	$26,593

At March 31, 2011, nonperforming assets were comprised of the following:

•                  Four construction loans for residential developments, the largest of which was a $2.5 million loan collateralized by a condominium project in Atlantic County, New Jersey. The three other nonaccrual construction loans totaled $4.6 million at March 31, 2011 and are collateralized by (1) a residential housing development in Cape May County, New Jersey; (2) land and improvements associated with a residential housing development in Chester County, Pennsylvania; and  (3) a single family home residential development in Montgomery County, Pennsylvania.

•                  Five multi-family and commercial real estate loan relationships, the largest of which was a $1.5 million loan secured by a hotel in Cape May County, New Jersey.

•                  Thirteen one-to four-family loans, the largest two of which are a $4.9 million loan secured by a residential home in Montgomery County, Pennsylvania and a $3.4 million loan secured by a residential home in Somerset County, New Jersey.

•                  Four consumer loans, each of which is secured by a second or third mortgage position.

•                  Five properties in other real estate owned, the largest consisting of a single family residential development located in Atlantic County, New Jersey with a carrying value of $1.8 million.  The four other real estate owned properties totaled $2.1 million at March 31, 2011 and are collateralized by (1) a single family residential home in Atlantic County, New Jersey; (2) a single family residential home in Cape May County,  New Jersey; (3) a condominium project located in Philadelphia County, Pennsylvania; and (4) a commercial property in Atlantic County, New Jersey.

The allowance for loan losses consists of an allowance on impaired loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the losses on entire portfolio.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At March 31,		At December 31,
	2011		2010
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(In thousands)		(In thousands)
One- to four-family real estate	$1,041	$396	$96	$144
Multi-family and commercial real estate	219	4,673	4,735
Construction real estate	—	—	—	—
Consumer	239	260	170	—
Commercial and industrial	—	—	—	—

Total	$1,499	$5,329	$5,001	$144

At March 31, 2011, delinquent loans were comprised of twenty-two different loan relationships. The largest delinquent loan was a $4.7 million loan secured by a partially owner occupied commercial property located in Chester County, Pennsylvania.  This loan was also delinquent at December 31, 2010.

Total delinquent loans increased by $1.7 million to $6.8 million at March 31, 2011 as compared to $5.1 million at December 31, 2010.  The increase was primarily due to a $1.2 million increase in one-to four-family real estate loans related to five new delinquent loans during the quarter, the largest being a $633,000 loan secured by property in Cape May County, New Jersey.    Total delinquent consumer loans, primarily secured by second or third mortgages, increased by $329,000 during the three months ended March 31, 2011.

A troubled debt restructuring (“TDR”) exists if a borrower is experiencing financial difficulties and the Bank grants the borrower a concession that it would not otherwise grant to collect a loan.  At March 31, 2011, the Bank had TDRs totaling $14.2 million compared to TDRs totaling $10.7 million at December 31, 2010. Of these amounts, at both March 31, 2011 and December 31, 2010, $2.1 million related to a construction loan which is classified as a nonperforming asset.  At March 31, 2011, the remaining $12.1 million related to six commercial relationships which are on accrual status as the borrowers have a demonstrated history of making payment as contractually due and have provided evidence which supports the borrowers’ ability to make payments.

At March 31, 2011, five of the commercial loans classified as a TDR, totaling $7.5 million, were classified as TDRs during 2010.  These loans were classified as TDRs because they matured during 2010 and, while the Bank did not lower the interest rate, it extended the loans with uncertainty as to whether the borrowers could obtain financing from another financial institution, thus representing the granting of a financial concession.

One commercial loan, totaling $4.7 million, was classified as a TDR during the three months ended March 31, 2011.  The loan was classified as a TDR as the Bank agreed to restructure the terms of the loan, which included reducing payments to interest only for a period of nine months and reducing the rate for the term of the interest only period. This loan is secured by partially owner occupied commercial property located in Chester County, Pennsylvania.  This loan is also included as delinquent 60-89 days as noted in the prior delinquency tables.

At both March 31, 2011 and December 31, 2010, all loans classified as TDRs were considered impaired; even if the loan was classified as accruing.

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2011 and 2010.

	Three Months
	Ended March 31,		$	%
	2011	2010	Change	Change
	(Dollars in thousands)

Service charges and other fee income	$327	$253	$74	29.2%
Income on bank-owned life insurance	114	115	(1)	(0.9)
Other	26	35	(9)	(25.7)

Total Noninterest Income	$467	$403	$64	15.9%

The increase in noninterest income was primarily a result of an increase in service charges and other fee income of $74,000 which was comprised of a $58,000 increase in deposit related fee income and a $16,000 increase in loan fee income.  The increase in deposit related fee income was primarily the result of an increase in cash management fees as the number of such accounts continued to grow during the first quarter of 2011.  The increase in loan fee income was due to: (1) an increase of $32,000 in other loan fee income, which was related to an increase in unused line of credit fees on commercial and industrial loans and fees on commercial loan accounts; offset by (2) a $16,000 decrease in net loan servicing income. These increases were offset by a decrease in other income primarily as a result of a decrease of $6,000 of income earned on Fox Chase Bank’s investment in PMA, primarily due to higher operating expenses during the three months ended March 31, 2011.

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2011 and 2010.

	Three Months
	Ended March 31,		$	%
	2011	2010	Change	Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$3,167	$2,983	$184	6.2%
Occupancy expense	497	499	(2)	(0.4)
Furniture and equipment expense	103	116	(13)	(11.2)
Data processing costs	420	402	18	4.5
Professional fees	351	262	89	34.0
Marketing expense	60	71	(11)	(15.5)
FDIC premiums	283	372	(89)	(23.9)
Provision for loss on other real estate owned	—	34	(34)	(100.0)
Other real estate owned expense	19	6	13	216.7
Other	398	435	(37)	(8.5)
Total Noninterest Expense	$5,298	$5,180	$118	2.3%

Noninterest expense increased due to an increase in salaries, benefits and other compensation of $184,000 which was primarily a result of incremental employee benefit costs as the Company increased employee stock ownership benefits for employees in conjunction with the Bank’s mutual-to-stock conversion in the second quarter of 2010 and higher incentive compensation accruals.  Professional fees increased $89,000 for the three months ended March 31, 2011 primarily due to incremental legal costs associated with the Bank’s nonperforming assets.  FDIC premiums decreased $89,000 for the three months ended March 31, 2011 due to a lower assessment rate and lower average deposit balances.

Income Taxes. The income tax provision for the three months ended March 31, 2011 was $570,000 compared to $218,000 for the three months ended March 31, 2010. The Bancorp’s effective income tax rate was 31.4% and 28.3% for the three months ended March 31, 2011 and 2010, respectively. These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, securities repayments, maturities and sales and funds available from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loans and securities sales and prepayments are greatly influenced by general interest rates, economic conditions and competition.

The following table presents certain of our contractual obligations as of March 31, 2011 and December 31, 2010.

		Payments Due by Period
			One to
		Less Than	Three	Three to	More Than
Contractual Obligations	Total	One Year	Years	Five Years	Five Years
	(In thousands)
At March 31, 2011
Operating lease obligations (1)	$647	$489	$158	$—	$—
FHLB advances and other borrowings (2)	198,349	39,991	32,015	35,523	90,820
Other long-term obligations (3)	4,465	1,783	2,682	—	—
Total	$203,461	$42,263	$34,855	$35,523	$90,820

At December 31, 2010
Operating lease obligations (1)	$748	$473	$275	$—	$—
FHLB advances and other borrowings (2)	201,046	40,347	32,220	36,943	91,536
Other long-term obligations (3)	4,876	1,785	3,091	—	—
Total	$206,670	$42,605	$35,586	$36,943	$91,536

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $31.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $308.2 million at March 31, 2011.   In addition, at March 31, 2011, we had the ability to borrow a total of approximately $405.4 million from the FHLB of which we had $121.7 million outstanding.  As of March 31, 2011, the Bank also had a maximum borrowing capacity of $72.1 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  At March 31, 2011, we had $191.9 million in loan commitments outstanding, which consisted of $253,000 of mortgage loan commitments, $21.9 million in home equity and consumer loan commitments, $166.2 million in commercial loan commitments and $3.6 million in standby letters of credit.

Certificates of deposit due within one year of March 31, 2011 totaled $198.4 million, representing 54.2% of certificates of deposit at March 31, 2011, an increase from 44.6% at December 31, 2010. We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. We are implementing marketing and pricing strategies that we believe will help retain a significant portion of these maturities. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011.

Our primary investing activities are the origination of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts and borrowed funds. Deposit flows are affected by the overall levels of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. We did not offer any promotional products during the three months ended March 31, 2011.

The following table presents our primary investing and financing activities during the periods indicated and does not include loans originated and held for sale.

	Three Months
	Ended	Year Ended
	March 31, 2011	December 31, 2010
	(In thousands)
Investing activities:
Loan originations	$(104,656)	$(396,841)
Other decreases in loans	118,828	405,707
Purchase of loans	(2,975)	(18,724)
Purchase of loan participations	—	(9,064)
Security purchases	(22,980)	(118,616)
Security sales	—	36,480
Security maturities, calls and principal repayments	26,761	139,062
Financing activities:
Changes in deposits	(26,367)	(146,514)
Net decrease in FHLB advances	(1,116)	(14,365)
Issuance of stock for vested options	36	—
Cash dividends paid	(290)	—
Merger of Fox Chase MHC	—	107
Net proceeds from common stock offering	—	81,169
Purchase of common stock for ESOP	—	(3,485)

The Bancorp is a separate entity and apart from the Bank and must provide for its own liquidity. As of March 31, 2011, the Bancorp had $42.3 million in cash and cash equivalents compared to $42.6 million as of December 31, 2010.  Substantially all of the Bancorp’s cash and cash equivalents were obtained from proceeds it retained from its initial public offering in 2006 as well as the Bank’s mutual-to-stock conversion completed in June 2010.  In addition to its operating expenses, Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.  Bancorp paid a cash dividend of $.02 per outstanding share of common stock during the first quarter of 2011.

The Bancorp can receive dividends from the Bank.  Payment of such dividends to the Bancorp by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. The Bancorp believes that such restriction will not have an impact on the Bancorp’s ability to meet its ongoing cash obligations.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” by the OTS as of March 31, 2011 and December 31, 2010:

	Ratio	Minimum to be Well Capitalized
March 31, 2011:
Total risk-based capital (to risk-weighted assets)	24.53%	≥10.0%
Tier 1 capital (to risk-weighted assets)	23.28%	≥ 6.0%
Tier 1 capital (to adjusted assets)	14.06%	≥ 5.0%

	Ratio	Minimum to be Well Capitalized
December 31, 2010:
Total risk-based capital (to risk-weighted assets)	23.76%	≥10.0%
Tier 1 capital (to risk-weighted assets)	22.53%	≥ 6.0%
Tier 1 capital (to adjusted assets)	13.60%	≥ 5.0%

Total stockholders’ equity to total assets was 19.3% at March 31, 2011 and 18.8% at December 31, 2010.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will likely continue to have an adverse impact on our return on equity until such funds can be deployed into higher yielding assets. The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.  The Company paid a cash dividend of $0.02 per common share during the first quarter 2011.

On April 27, 2011, the Board of Directors approved a 10% stock repurchase plan.  Such plan will begin on June 30, 2011, as permitted, after the one-year anniversary of the Company’s mutual-to-stock conversion to a public company.

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

For the period ended March 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2011, there has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Regulatory limitations may restrict the growth of our commercial loan portfolio, which could negatively impact our results of operation.

Federal savings banks, such as us, may not maintain a portfolio of secured or unsecured commercial, corporate, business and agriculture loans that exceeds 20% of an institution’s assets, and further, amounts in excess of 10% of total assets can only be used for small business loans.  We are approaching these limitations and, as a result, may need to slow the growth of our commercial loans to continue to comply with this requirement as long as we continue to operate under a federal thrift charter.  In connection with the second-step conversion we completed on June 29, 2010, the Office of Thrift Supervision has required us to maintain a charter that subjects us to the jurisdiction of the Office of Thrift Supervision for a three-year period following the consummation of the conversion.  Any restraints on our ability to originate commercial loans could negatively impact our results of operations.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  As of March 31, 2011, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

FOX CHASE BANCORP, INC.

Dated: May 9, 2011	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: May 9, 2011	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)