Form 10-Q
period 2011-06-30
Fox Chase Bancorp Inc
filed 2011-08-05
CIK 1485176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 1, 2011, there were 14,068,700 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC.

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$518	$156
Interest-earning demand deposits in other banks	51,318	38,158
Total cash and cash equivalents	51,836	38,314

Investment securities available-for-sale	26,012	32,671
Mortgage related securities available-for-sale	273,503	278,632
Mortgage related securities held-to-maturity (fair value of $48,131 at June 30, 2011 and $50,817 at December 31, 2010)	48,412	51,835
Loans, net of allowance for loan losses of $12,436 at June 30, 2011 and $12,443 at December 31, 2010	638,599	642,653
Other real estate owned	3,024	3,186
Federal Home Loan Bank stock, at cost	8,947	9,913
Bank-owned life insurance	13,368	13,138
Premises and equipment	10,624	10,693
Real estate held for investment	1,730	1,730
Accrued interest receivable	4,534	4,500
Mortgage servicing rights, net	403	448
Deferred tax asset, net	464	1,376
Other assets	6,632	6,414
Total Assets	$1,088,088	$1,095,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$703,285	$711,763
Federal Home Loan Bank advances	120,559	122,800
Other borrowed funds	50,000	50,000
Advances from borrowers for taxes and insurance	2,239	1,896
Accrued interest payable	577	580
Accrued expenses and other liabilities	1,574	2,760
Total Liabilities	878,234	889,799
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at June 30, 2011 and December 31, 2010)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 14,558,700 shares issued and outstanding at June 30, 2011 and 60,000,000 shares authorized, 14,547,173 shares issued and outstanding at December 31, 2010)	146	145
Additional paid-in capital	134,646	133,997
Common stock acquired by benefit plans	(8,887)	(9,283)
Retained earnings	76,212	74,307
Accumulated other comprehensive income, net	7,737	6,538
Total Stockholders’ Equity	209,854	205,704

Total Liabilities and Stockholders’ Equity	$1,088,088	$1,095,503

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

 (In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$8,726	$9,153	$17,558	$17,935
Interest on mortgage related securities	2,665	3,135	5,226	6,747
Interest on investment securities available-for-sale
Taxable	124	96	264	173
Nontaxable	67	84	137	173
Other interest income	25	64	53	163
Total Interest Income	11,607	12,532	23,238	25,191
INTEREST EXPENSE
Deposits	2,242	4,219	4,670	8,797
Federal Home Loan Bank advances	1,153	1,191	2,307	2,408
Other borrowed funds	432	432	859	859
Total Interest Expense	3,827	5,842	7,836	12,064
Net Interest Income	7,780	6,690	15,402	13,127
Provision for loan losses	900	1,075	1,875	1,966
Net Interest Income after Provision for Loan Losses	6,880	5,615	13,527	11,161
NONINTEREST INCOME
Service charges and other fee income	452	251	779	509
Net gain on sale of other real estate owned	20	—	20	—
Income on bank-owned life insurance	116	118	230	233
Other	63	65	89	95

Total other-than-temporary impairment loss	(398)	—	(398)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	197	—	197	—
Net other-than-temporary impairment loss	(201)	—	(201)	—
Net gains on sale of investment securities	—	—	—	—
Net investment securities losses	(201)	—	(201)	—

Total Noninterest Income	450	434	917	837
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,214	2,963	6,381	5,946
Occupancy expense	434	440	931	939
Furniture and equipment expense	104	117	207	233
Data processing costs	418	427	838	829
Professional fees	484	355	835	617
Marketing expense	85	95	145	166
FDIC premiums	229	401	512	773
Provision for loss on other real estate owned	100	—	100	34
Other real estate owned expense	25	23	44	29
Other	387	381	785	816
Total Noninterest Expense	5,480	5,202	10,778	10,382
Income Before Income Taxes	1,850	847	3,666	1,616
Income tax provision	593	239	1,163	457
Net Income	$1,257	$608	$2,503	$1,159
Earnings per share:
Basic	$0.09	$0.04	$0.18	$0.08
Diluted	$0.09	$0.04	$0.18	$0.08

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2011 and 2010

 (In Thousands, Unaudited)

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2009	$147	$64,016	$(11,814)	$(6,862)	$71,604	$6,543	$123,634
Stock based compensation expense		455					455
Issuance of stock for vested equity
awards		(69)		86	(17)		—
Unallocated ESOP shares committed
to employees		6		192			198
Shares allocated in long-term
incentive plan		44					44
Forfeited shares transferred to treasury stock		30	(30)				—
Corporate Reorganization:
Merger of Fox Chase Mutual Holding Company	(81)	188					107
Treasury stock retired	(11)	(11,833)	11,844				—
Exchange of common stock	(55)	55					—
Proceeds from stock offering, net of offering expenses	145	81,010					81,155
Purchase of common stock by ESOP				(3,485)			(3,485)
Net income					1,159		1,159
Other comprehensive income						3,085	3,085
BALANCE - JUNE 30, 2010	$145	$133,902	$—	$(10,069)	$72,746	$9,628	$206,352

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2010	$145	$133,997	$—	$(9,283)	$74,307	$6,538	$205,704
Stock based compensation expense		481					481
Issuance of stock for vested equity
awards		(67)		84	(17)		—
Common stock issued for exercise of vested stock options	1	123					124
Unallocated ESOP shares committed
to employees		112		312			424
Net income					2,503		2,503
Dividends paid ($0.04 per share)					(581)		(581)
Other comprehensive income						1,199	1,199
BALANCE - JUNE 30, 2011	$146	$134,646	$—	$(8,887)	$76,212	$7,737	$209,854

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Cash Flows From Operating Activities
Net income	$2,503	$1,159
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,875	1,966
Provision for loss on other real estate owned	100	34
Depreciation	329	363
Net amortization of securities premiums and discounts	1,680	2,367
Provision (benefit) for deferred income taxes	235	(215)
Stock benefit plans	905	697
Net gain on sale of other real estate owned	(20)
Other-than-temporary impairment loss on investments	201	—
Income on bank-owned life insurance	(230)	(233)
Decrease in mortgage servicing rights, net	45	127
Increase in accrued interest receivable and other assets	924	965
Increase in accrued interest payable, accrued expenses and other liabilities	(1,189)	(283)
Net Cash Provided by Operating Activities	7,358	6,947
Cash Flows from Investing Activities
Investment securities - available-for-sale:
Purchases	—	(10,570)
Proceeds from maturities, calls and principal repayments	6,700	5,862
Mortgage related securities — available-for-sale:
Purchases	(33,065)	(17,501)
Proceeds from maturities, calls and principal repayments	38,783	74,513
Mortgage related securities — held-to-maturity:
Proceeds from maturities, calls and principal repayments	3,100	—
Net decrease (increase) in loans	17,753	(20,573)
Purchases of loans and loan participations	(18,117)	(11,423)
Net decrease in Federal Home Loan Bank stock	966	—
Purchases of premises and equipment	(260)	(121)
Proceeds from sales and payments on other real estate owned	1,137	800
Net Cash Provided by Investing Activities	16,997	20,987
Cash Flows from Financing Activities
Net decrease in deposits	(8,478)	(1,641)
Increase in advances from borrowers for taxes and insurance	343	440
Principal payments on Federal Home Loan Bank advances	(2,241)	(12,164)
Common stock issued for exercise of stock options	124	—
Merger of Fox Chase Mutual Holding Company	—	107
Proceeds from stock offering, net of offering expenses	—	81,155
Purchase of common stock by ESOP	—	(3,485)
Cash dividends paid	(581)	—
Net Cash (Used in) Provided by Financing Activities	(10,833)	64,412
Net Increase in Cash and Cash Equivalents	13,522	92,346
Cash and Cash Equivalents — Beginning	38,314	65,418
Cash and Cash Equivalents — Ending	$51,836	$157,764
Supplemental Disclosure of Cash Flow Information
Interest paid	$7,839	$12,139
Income taxes paid	$1,100	$1,200
Transfers of loans to other real estate owned	$1,045	$1,058
Net charge-offs	$1,882	$884

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

The Company is subject to regulations of certain federal banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies which may subject them to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), effective July 21, 2011, the regulation and supervision of federal savings institutions, such as the Bank, was transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the agency that regulates national banks.  As a result, the Office of the Comptroller of the Currency has assumed primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings associations as of July 21, 2011.  The Office of Thrift Supervision was eliminated on July 21, 2011.  In addition, pursuant to the provisions of the Dodd-Frank Act, effective July 21, 2011, savings and loan holding companies, such as the Bancorp, are regulated by the Board of Governors of the Federal Reserve System.

The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc. and Fox Chase Service Corporation.  Fox Chase Financial, Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania chartered company and its purposes are to facilitate the Bank’s investment in PMA and, for regulatory purposes, to hold commercial loans.  At June 30, 2011, Fox Chase Service Corporation held $20.0 million in commercial loans.  The comparative consolidated financial statements for the six months ended June 30, 2010 do not include the transactions and balances of Fox Chase MHC.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

During 2011 and 2010, the Bank engaged in certain business activities with PMA.  These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $85,000 and $122,000 for the six months ended June 30, 2011 and 2010, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $25,000 and $24,000 for the six months ended June 30, 2011 and 2010, respectively.  In addition, the Bank acquired total loans from PMA of $4.4 million and $15.7 million for the six months ended June 30, 2011 and 2010, respectively, which includes the cost of the loans.   During September 2010, the Bank provided PMA a term loan in the amount of $1.2 million which is secured by a residential property owned by PMA.  This loan was paid in full in June 2011.  The Bank recorded interest income from PMA on this term loan of $25,000 and $0 for the six months ended June 30, 2011 and 2010, respectively.

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

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2011.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

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

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$1,257,000	$608,000	$2,503,000	$1,159,000

Weighted-average common shares outstanding (1)	14,552,714	14,550,018	14,550,154	14,550,478
Average common stock acquired by stock benefit plans:
Unvested shares — long-term incentive plan	—	(7,582)	—	(7,582)
ESOP shares unallocated	(724,466)	(445,070)	(732,676)	(446,360)
Shares purchased by trust	(165,984)	(211,941)	(167,888)	(213,446)
Weighted-average common shares used to calculate basic earnings per share	13,662,264	13,885,425	13,649,590	13,883,090
Dilutive effect of:
Unvested shares — long-term incentive plans	—	7,582	—	7,582
Restricted stock awards	40,319	16,338	36,250	5,993
Stock option awards	68,351	1,492	39,296	—
Weighted-average common shares used to calculate diluted earnings per share	13,770,934	13,910,837	13,725,136	13,896,665

Earnings per share-basic	$0.09	$0.04	$0.18	$0.08
Earnings per share-diluted	$0.09	$0.04	$0.18	$0.08

Outstanding common stock equivalents having no dilutive effect	717,350	789,515	750,475	801,352

(1) Excludes treasury stock for 2010.  No treasury shares were held by the Company as of June 30, 2011.

NOTE 2 — INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$6,457	$93	$—	$—	$6,550
State and political subdivisions	3,057	16	—	—	3,073
Corporate securities	16,196	199	(6)	—	16,389
	25,710	308	(6)	—	26,012

Private label residential mortgage related security	349	—		(197)	152
Private label commercial mortgage related securities	9,102	234	—	—	9,336
Agency residential mortgage related securities	252,318	11,697	—	—	264,015
Total mortgage related securities	261,769	11,931	—	(197)	273,503
Total available-for-sale securities	$287,479	$12,239	$(6)	$(197)	$299,515

Held-to-Maturity Securities:
Agency residential mortgage related securities	$48,412	$76	$(357)	$—	$48,131
Total mortgage related securities	48,412	76	(357)	—	48,131
Total held-to-maturity securities	$48,412	$76	$(357)	$—	$48,131

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$6,489	$32	$—	$—	$6,521
State and political subdivisions	7,240	65	(26)	—	7,279
Corporate securities	18,674	221	(24)	—	18,871
	32,403	318	(50)	—	32,671

Private label residential mortgage related security	559	55	—	(448)	166
Private label commercial mortgage related securities	11,385	382	—	—	11,767
Agency residential mortgage related securities	256,796	10,057	(154)	—	266,699
Total mortgage related securities	268,740	10,494	(154)	(448)	278,632
Total available-for-sale securities	$301,143	$10,812	$(204)	$(448)	$311,303

Held-to-Maturity Securities:
Agency residential mortgage related securities	$51,835	$19	$(1,037)	$—	$50,817
Total mortgage related securities	51,835	19	(1,037)	—	50,817
Total held-to-maturity securities	$51,835	$19	$(1,037)	$—	$50,817

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010 (Dollars in thousands):

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate securities	2,994	(6)	—	—	2,994	(6)
	2,994	(6)	—	—	2,994	(6)

Private label residential mortgage related security	—	—	152	(197)	152	(197)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	—	—	—	—	—	—
Total mortgage related securities	—	—	152	(197)	152	(197)
Total available-for-sale securities	$2,994	$(6)	$152	$(197)	$3,146	$(203)

Held-to-Maturity Securities:
Agency residential mortgage related securities	28,574	(357)	—	—	28,574	(357)
Total mortgage related securities	28,574	(357)	—	—	28,574	(357)
Total held-to-maturity securities	$28,574	$(357)	$—	$—	$28,574	$(357)
Total Temporarily Impaired Securities	$31,568	$(363)	$152	$(197)	$31,720	$(560)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
Available for Sale:
State and political subdivisions	$831	$(26)	$—	$—	$831	$(26)
Corporate securities	3,968	(24)	—	—	3,968	(24)
	4,799	(50)	—	—	4,799	(50)

Private label residential mortgage related security	—	—	166	(393)	166	(393)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	21,254	(154)	—	—	21,254	(154)
Total mortgage related securities	21,254	(154)	166	(393)	21,420	(547)
Total available-for-sale securities	$26,053	$(204)	$166	$(393)	$26,219	$(597)

Held to Maturity:
Agency residential mortgage related securities	46,645	(1,037)	—	—	46,645	(1,037)
Total mortgage related securities	46,645	(1,037)	—	—	46,645	(1,037)
Total held-to-maturity securities	$46,645	$(1,037)	$—	$—	$46,645	$(1,037)
Total Temporarily Impaired Securities	$72,698	$(1,241)	$166	$(393)	$72,864	$(1,634)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The Company held a private label residential mortgage related security which had an amortized cost, prior to the identified credit related impairment, of $707,000 at June 30, 2011 and $716,000 at December 31, 2010.  During the second quarter of 2009, management’s analysis indicated that the security was other-than-temporarily impaired in the amount of $605,000, of which $157,000 was recognized on the Company’s statement of operations and $448,000 was recognized in the Company’s statement of condition in other comprehensive income (before taxes).

During the second quarter of 2011, management determined that there was additional credit impairment of $201,000 which was recognized in the Company’s statement of operations. The additional credit impairment was primarily due to an increase in estimated loss severity at default on the underlying residential mortgage collateral. At June 30, 2011 and December 31, 2010, after other-than-temporary credit impairment charges, the private label residential mortgage related security had an amortized cost of $349,000 and $559,000, respectively, and a fair value of $152,000 and $166,000, respectively, with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $197,000 and $393,000, respectively. The remaining unrealized loss is not considered an other-than-temporary credit impairment, as management does not have the intention to sell this security and it is not more likely than not that the security will be required to be sold before recovery of its amortized cost.

The Company held three private label commercial mortgage backed securities (“CMBS”) with an amortized cost of $9.1 million at June 30, 2011 and $11.4 million at December 31, 2010. The three CMBS were in an unrealized gain position with a total unrealized gain of $234,000 and $382,000 at June 30, 2011 and December 31, 2010, respectively.  The three CMBS securities are rated AAA.

The Company evaluates current characteristics of each of these private label securities such as fair value, cash flows of the underlying properties, delinquency and foreclosure levels, credit enhancement and projected losses on a quarterly basis. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

There are ten securities with a temporary impairment at June 30, 2011, eight of which have a rating of AAA. The securities rated less than AAA are: (1) one corporate security with a total fair value of $3.0 million with a rating of A and (2) one private label collateralized mortgage obligation, which was discussed above, with a fair value of $152,000 and a rating of B-.

The only security that has been impaired greater than twelve months as of June 30, 2011 and as of December 31, 2010 is the private label residential mortgage related security.

There were no gross realized gains or losses during the three or six months ended June 30, 2011 and 2010.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2011 and December 31, 2010 by contractual maturity are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

June 30, 2011
Due in one year or less	$8,210	$8,299	$—	$—
Due after one year through five years	15,305	15,506	—	—
Due after five years through ten years	1,756	1,767	—	—
Due after ten years	439	440	—	—
Total mortgage related securities	261,769	273,503	48,412	48,131
	$287,479	$299,515	$48,412	$48,131

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
December 31, 2010
Due in one year or less	$3,674	$3,692	$—	$—
Due after one year through five years	23,420	23,649	—	—
Due after five years through ten years	3,046	3,079	—	—
Due after ten years	2,263	2,251	—	—
Total mortgage related securities	268,740	278,632	51,835	50,817
	$301,143	$311,303	$51,835	$50,817

Securities with a carrying value of $9.1 million and $10.2 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $61.0 million and $58.7 million, at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral for $50.0 million in borrowed funds.   See Note 6.

NOTE 3 - LOANS

The composition of net loans at June 30, 2011, and December 31, 2010 is provided below (in thousands).

	June 30,	December 31,
	2011	2010

Real estate loans:
One-to four family	$219,486	$238,612
Multi-family and commercial	249,481	231,843
Construction	23,428	31,190
	492,395	501,645

Consumer loans	50,613	55,169
Commercial and industrial loans	107,860	98,064

Total loans	650,868	654,878

Deferred loan origination costs, net	167	218
Allowance for loan losses	(12,436)	(12,443)
Net loans	$638,599	$642,653

The following table presents changes in the allowance for loan losses (in thousands):

	Six Months Ended		Year Ended
	June 30,		December 31,
	2011	2010	2010

Balance, beginning	$12,443	$10,605	$10,605
Provision for loan losses	1,875	1,966	6,213
Loans charged off	(2,103)	(891)	(4,402)
Recoveries	221	7	27
Balance, ending	$12,436	$11,687	$12,443

The following tables present changes in the allowance for loan losses by loan segment for the six months ended June 30, 2011 and the year ended December 31, 2010:

	For the Period Ended June 30, 2011
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total
	(In thousands)
Balance, beginning	$1,990	$4,287	$3,260	$665	$2,044	$197	$12,443
Provision for loan losses	249	1,201	(301)	(7)	719	14	1,875
Loans charged off	(310)	(250)	(1,240)	(3)	(300)	—	(2,103)
Recoveries	9	167	43	2	—	—	221
Balance, ending	$1,938	$5,405	$1,762	$657	$2,463	$211	$12,436

NOTE 3 - LOANS (CONTINUED)

	For the Year Ended December 31, 2010
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total
	(In thousands)
Balance, beginning	$1,455	$3,476	$3,782	$707	$1,064	$121	$10,605
Provision for loan losses	1,938	800	1,468	456	1,475	76	6,213
Loans charged off	(1,403)	—	(1,990)	(514)	(495)	—	(4,402)
Recoveries	—	11	—	16	—	—	27
Balance, ending	$1,990	$4,287	$3,260	$665	$2,044	$197	$12,443

The recorded investment in impaired loans was $30.0 million at June 30, 2011 and $39.1 million at December 31, 2010. The recorded investment in impaired loans with an allowance for loan losses was $29.0 million at June 30, 2011 and $35.6 million at December 31, 2010. The related allowance for loan losses associated with these loans was $4.6 million at June 30, 2011 and $5.2 million at December 31, 2010. For the six months ended June 30, 2011 the average recorded investment in these impaired loans was $35.4 million and for the year ended December 31, 2010, the average recorded investment in these impaired loans was $42.0 million. The interest income recognized on these impaired loans was $426,000 for the six months ended June 30, 2011 and $399,000 for the year ended December 31, 2010.

The following tables set forth the breakdown of impaired loans by loan segment as of June 30, 2011 and December 31, 2010.

June 30, 2011

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonperforming	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)
Real estate loans:
One- to four-family	$7,232	$—	$—	$7,232	$7,232	$—
Multi-family and commercial	4,088	6,030	—	10,118	9,780	338
Construction	6,689	3,509	—	10,198	9,879	319
Consumer loans	374	—	—	374	313	61
Commercial and industrial	296	1,782	—	2,078	1,782	296
Total	$18,679	$11,321	$—	$30,000	$28,986	$1,014

December 31, 2010

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonperforming	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)

Real estate loans:
One- to four-family	$10,813	$1,007	$—	$11,820	$11,820	$—
Multi-family and commercial	6,180	1,359	—	7,539	4,050	3,489
Construction	9,279	3,441	3,894	16,614	16,614	—
Consumer loans	365	—	—	365	303	62
Commercial and industrial	—	2,810	—	2,810	2,810	—
Total	$26,637	$8,617	$3,894	$39,148	$35,597	$3,551

NOTE 3 - LOANS (CONTINUED)

A troubled debt restructuring (“TDR”) of $2.1 million is excluded from the accruing TDR column above as of June 30, 2011 and December 31, 2010 as it is included in the nonaccrual loans and total impaired loans.

A $3.9 million loan that was classified as impaired at December 31, 2010 is no longer considered impaired at June 30, 2011 nor is it classified as a TDR as the loan was renegotiated with no concession to the borrower and management has determined that the borrower is not experiencing financial difficulty.

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of June 30, 2011 and December 31, 2010.

June 30, 2011

	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonperforming	Accruing	Impaired	Impaired
	Loans	TDRs	Loans	Loans	General	Total
	(in thousands)
Real estate loans:
One- to four-family	$1,513	$—	$—	$1,513	$425	$1,938
Multi-family and commercial	374	914	—	1,288	4,117	5,405
Construction	1,104	263	—	1,367	395	1,762
Consumer loans	303	—	—	303	354	657
Commercial and industrial	—	134	—	134	2,329	2,463
Unallocated	—	—	—	—	211	211
Total allowance for loan losses	$3,294	$1,311	$—	$4,605	$7,831	$12,436

December 31, 2010

	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonperforming	Accruing	Impaired	Impaired
	Loans	TDRs	Loans	Loans	General	Total
	(in thousands)

Real estate loans:
One- to four-family	$1,537	$2	$—	$1,539	$451	$1,990
Multi-family and commercial	195	70	—	265	4,022	4,287
Construction	2,447	258	195	2,900	360	3,260
Consumer loans	294	—	—	294	371	665
Commercial and industrial	—	196	—	196	1,848	2,044
Unallocated	—	—	—	—	197	197
Total allowance for loan losses	$4,473	$526	$195	$5,194	$7,249	$12,443

Loans on which the accrual of interest has been discontinued amounted to $18.7 million at June 30, 2011 and $26.6 million at December 31, 2010. If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $661,000 and $1.5 million for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively. There were no loans past due 90 days or more and still accruing interest at June 30, 2011 or December 31, 2010. There were $13.4 million and $10.7 million of loans classified as troubled debt restructurings as of June 30, 2011 and December 31, 2010, respectively.

NOTE 3 - LOANS (CONTINUED)

The following table sets forth past due loans by segment as of June 30, 2011 and December 31, 2010.

	At June 30,		At December 31,
	2011		2010
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(In thousands)		(In thousands)
One- to four-family real estate	$1,000	$295	$96	$144
Multi-family and commercial real estate	—	30	4,735
Construction real estate	—	—	—	—
Consumer	127	78	170	—
Commercial and industrial	451	39	—	—

Total	$1,578	$442	$5,001	$144

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

The following tables set forth criticized and classified loans by segment as of June 30, 2011 and December 31, 2010.

	At June 30, 2011
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total
	(In thousands)
Special mention loans	$—	$19,847	$—	$—	$668	$20,515
Substandard loans	7,232	9,165	13,686	373	6,567	37,023
Doubtful loans	—	—	—	—	—	—

Total criticized and classified loans	$7,232	$29,012	$13,686	$373	$7,235	$57,538

	At December 31, 2010
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total
	(In thousands)
Special mention loans	$—	$19,889	$114	$—	$1,099	$21,102
Substandard loans	10,812	6,745	16,614	365	5,937	40,473
Doubtful loans	—	—	—	—	—	—

Total criticized and classified loans	$10,812	$26,634	$16,728	$365	$7,036	$61,575

NOTE 3 - LOANS (CONTINUED)

As of June 30, 2011 and December 31, 2010, the Bank had one interest rate swap in the notional amount of $1.1 million to hedge a 15-year fixed rate loan, which was earning interest at 7.43%. The Company is receiving a variable rate payment of one-month LIBOR plus 2.24% and pays fixed rate payments of 7.43%. The swap matures in April 2022 and had a fair value loss position of $161,000 at June 30, 2011 and $161,000 at December 31, 2010.

NOTE 4 — MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $59.1 million and $81.7 million at June 30, 2011 and 2010, respectively, and $65.7 million at December 31, 2010.

The following summarizes mortgage servicing rights for the six months ended June 30, 2011 and 2010 (in thousands):

			Net
	Servicing	Valuation	Carrying
	Rights	Allowance	Value
Balance at December 31, 2010	$579	$(131)	$448
Additions	—	12	12
Amortization	(57)	—	(57)
Balance at June 30, 2011	$522	$(119)	$403

Balance at December 31, 2009	$768	$(85)	$683
Reductions	—	(65)	(65)
Amortization	(62)	—	(62)
Balance at June 30, 2010	$706	$(150)	$556

At June 30, 2011, June 30, 2010 and December 31, 2010, the fair value of the mortgage servicing rights (“MSRs”) was $414,000, $570,000 and $462,000, respectively. The difference between fair value and carrying value is due to one tranche of mortgage servicing rights having a fair value greater than carrying value.  The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at June 30, 2011 and December 31, 2010 consist of the following (dollars in thousands):

	June 30,		December 31,
	2011		2010
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Noninterest-bearing demand accounts	—%	94,511	—%	$70,990
NOW accounts	0.29	43,830	0.30	40,505
Money market accounts	0.47	133,185	0.47	148,904
Savings and club accounts	0.31	72,341	0.05	54,921
Certificates of deposit	2.28	359,418	2.44	396,443

	1.30%	$703,285	1.48%	$711,763

NOTE 6 — BORROWINGS

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of June 30, 2011, the Bank had $172.2 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Interest Rate	Call Date	Rate if Called
	(in thousands)

August 2011	$20,000	4.89%
August 2011	10,000	4.87%
July 2013	9,289	4.10%
December 2013	5,000	2.80%	September 2011	LIBOR + 1.04%
January 2015	16,270	3.49%
December 2015	5,000	3.06%	December 2011	LIBOR + 1.12%
November 2017	15,000	3.62%	August 2011	LIBOR + 0.10%
November 2017	15,000	3.87%	November 2011	LIBOR + 0.10%
December 2017	20,000	2.83%	September 2011	LIBOR + 0.11%
December 2018	5,000	3.15%	December 2012	LIBOR + 1.14%

	$120,559

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

The Bank had a maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $389.6 million at June 30, 2011. Additionally, the Bank had a maximum borrowing capacity of $66.7 million with the Federal Reserve Bank of Philadelphia through the Discount Window at June 30, 2011.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in the amount of at least equal to 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  As of June 30, 2011, the Company’s minimum stock obligation was $7.9 million and maximum stock obligation was $13.9 million.

The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and has not paid a dividend through June 30, 2011.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks totaled $50.0 million at June 30, 2011.  These borrowings contractually mature with dates ranging from November 2014 through November 2018 and may be called by the lender based on the underlying agreements.  Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

NOTE 6 — BORROWINGS (CONTINUED)

Maturity	Interest
Date	Rate	Call Date	Amount
			(in thousands)

November 2014	3.60%	August 2011	$20,000
September 2018	3.40%	September 2012	10,000
September 2018	3.20%	September 2012	5,000
October 2018	3.15%	October 2011	5,000
October 2018	3.27%	October 2011	5,000
November 2018	3.37%	November 2013	5,000
			$50,000

Mortgage backed securities with a fair value of $61.0 million at June 30, 2011 were pledged as collateral for these other borrowed funds.

NOTE 7 — STOCK BASED COMPENSATION

During the six months ended June 30, 2011, the Company recorded $481,000 of stock based compensation expense in connection with the 2007 Equity Incentive Plan, comprised of stock option expense of $201,000 and restricted stock expense of $280,000.

The following is a summary of the Bancorp’s stock option activity and related information for the 2007 Equity Incentive Plan for the six months ended June 30, 2011:

		Weighted
	Number of	Average
	Stock	Exercise
	Options	Price

Outstanding at December 31, 2010	692,178	$10.97
Granted	24,500	12.94
Exercised	(11,527)	10.87
Forfeited	(12,361)	10.42
Outstanding at June 30, 2011	692,790	$11.05
Exercisable at June 30, 2011	361,617	$11.18

The following is a summary of the Company’s unvested options as of June 30, 2011 and changes therein during the six months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2010	343,997	$2.90
Granted	24,500	4.60
Exercised	—	—
Vested	(27,959)	2.40
Forfeited	(9,365)	2.69
Unvested at June 30, 2011	331,173	$3.07

Expected future expense relating to the 331,173 non-vested options outstanding as of June 30, 2011 is $707,000 over a weighted average period of 2.3 years.

NOTE 7 — STOCK BASED COMPENSATION (CONTINUED)

During the six months ended June 30, 2011, the Company determined the fair value of the options granted in 2011 was $4.60.  This value was based on the following assumptions:

Expected dividend yield	1.90%
Expected volatility	40.00%
Risk-free interest rate	2.51%
Expected option life in years	6.50

The following is a summary of the status of the Company’s restricted stock as of June 30, 2011 and changes therein during the six months then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at December 31, 2010	117,431	$10.92
Granted	14,090	12.94
Vested	(6,887)	9.75
Forfeited	(791)	11.31
Unvested at June 30, 2011	123,843	$11.21

Expected future compensation expense relating to the 123,843 restricted shares at June 30, 2011 is $965,000 over a weighted average period of 2.3 years.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

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

NOTE 8 — FAIR VALUE (CONTINUED)

Loans Receivable, Net

For variable-rate loans that reprice frequently and that entail no significant changes in credit risk, fair values are based on carrying values. To determine the fair values of loans that are not impaired, we employ discounted cash flow analyses that use interest rates and terms similar to those currently being offered to borrowers. This methodology is consistent with the guidance in ASC 825-10-55 “Financial Instruments,” and we believe our disclosures provide fair value that is more indicative of an entry price. We do not record loans at fair value on a recurring basis, except one loan associated with the interest rate swap. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, discounting the contractual cash flows, and analyzing market data that we may adjust due to specific characteristics of the loan or collateral.

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

Deposit Liabilities

Fair values for demand deposits (including NOW accounts), savings and club accounts and money market deposits are, by definition, equal to the amount payable on demand at the reporting date. Fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar instruments with similar maturities. This methodology is consistent with the guidance in ASC 825-10-55 “Financial Instruments,” and we believe our disclosures provide fair value that is more indicative of an entry price.

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

NOTE 8 — FAIR VALUE (CONTINUED)

The estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30,		December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$51,836	$51,836	$38,314	$38,314
Available for sale securities:
Investment securities available-for-sale	26,012	26,012	32,671	32,671
Private label residential mortgage related security	152	152	166	166
Private label commercial mortgage related securities	9,336	9,336	11,767	11,767
Agency residential mortgage related securities	264,015	264,015	266,699	266,699
Held to maturity securities:
Agency mortgage related securities	48,412	48,131	51,835	50,817
Loans receivable, net	638,599	638,804	642,653	643,967
Federal Home Loan Bank stock	8,947	8,947	9,913	9,913
Accrued interest receivable	4,534	4,534	4,500	4,500
Mortgage servicing rights	403	418	448	462

Financial liabilities:
Savings and club accounts	72,341	72,341	54,921	54,921
Demand, NOW and money market deposits	271,526	271,526	260,399	260,399
Certificates of deposit	359,418	363,787	396,443	401,222
Federal Home Loan Bank advances	120,559	126,826	122,800	129,522
Other borrowed funds	50,000	53,768	50,000	53,851
Accrued interest payable	577	577	580	580

Off-balance sheet instruments	—	1,545	—	1,238

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

The Company classified three types of financial instruments as Level 3 as of June 30, 2011. The first instrument is a private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because they are not actively traded in securities markets. The second type of instrument includes three private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively traded in securities markets. The third instrument is a loan, which was recorded at fair value when the Company adopted ASC Topic 820 “Fair Value Measurements and Disclosures,” since lending credit risk is not an observable input for this individual commercial loan (see Note 3). The net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, in the private label CMO was $197,000 at June 30, 2011 and $393,000 at December 31, 2010. As of June 30, 2011, all of the securities in the private label CMBS portfolio were at an unrealized gain position. All CMBS securities were also at unrealized gain position on December 31, 2010.   The unrealized gain on the loan was $161,000 at both June 30, 2011 and December 31, 2010.

The following tables, which set forth the Company’s fair value measurements included in the financial statements at June 30, 2011 and December 31, 2010, include (1) investment securities and mortgage related securities available-for-sale; (2) the two financial instruments, associated with the interest rate swap agreement as discussed in Note 3; (3) tranches of MSRs where fair value is less than carrying value and are recorded at fair value; (4) partially charged-off loans and (5) other real estate owned.

The following measures were made on a recurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$6,550	$—	$6,550	$—
State and political subdivisions	3,073	—	3,073	—
Corporate securities	16,389	—	16,389	—
Private label residential mortgage related security	152	—	—	152
Private label commercial mortgage related securities	9,336	—	—	9,336
Agency residential mortgage related securities	264,015	—	264,015	—
Loan (1)	1,211	—	—	1,211
Swap contract (1)	(161)	—	(161)	—
Total	$300,565	$—	$289,866	$10,699

(1)                  Such financial instruments are recorded at fair value as further described in Note 3.

NOTE 8 — FAIR VALUE (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$6,521	$—	$6,521	$—
State and political subdivisions	7,279	—	7,279	—
Corporate securities	18,871	—	18,871	—
Private label residential mortgage related security	166	—	—	166
Private label commercial mortgage related securities	11,767	—	—	11,767
Agency residential mortgage related securities	266,699	—	266,699	—
Loan (1)	1,241	—	—	1,241
Swap contract (1)	(161)	—	(161)	—
Total	$312,383	$—	$299,209	$13,174

(1)                  Such financial instruments are recorded at fair value as further described in Note 3.

The following measures were made on a non-recurring basis as of June 30, 2011 and December 31, 2010:

The loans were partially charged off at June 30, 2011 and December 31, 2010.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included.

For other real estate owned, we used Level 3 inputs, which consist of appraisals. Other real estate owned is recorded on our balance sheet at fair value, net of costs to sell, when we obtain control of the property.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
As of June 30, 2011
Loans	$4,297	$—	$—	$4,297
Mortgage servicing rights	366	—	366	—
Other real estate owned	3,024	—	—	3,024
Total	$7,687	$—	$366	$7,321

As of December 31, 2010
Loans	$6,119	$—	$—	$6,119
Mortgage servicing rights	405	—	405	—
Other real estate owned	3,186	—	—	3,186
Total	$9,710	$—	$405	$9,305

NOTE 8 — FAIR VALUE (CONTINUED)

The following tables include a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3) for the periods of January 1, 2010 to June 30, 2010 and January 1, 2011 to June 30, 2011.

Six-Months Ended June 30, 2011

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loan	Total
	(In thousands)
Beginning balance, January 1, 2011	$166	$11,767	$1,241	$13,174
Purchases	—	—	—	—
Payments received	(9)	(2,275)	(31)	(2,315)
Premium amortization, net	—	(8)	—	(8)
Increase (decrease) in unrealized gain (loss)	(5)	(148)	1	(152)
Reclassification to Level 3	—	—	—	—

Ending balance, June 30, 2011	$152	$9,336	$1,211	$10,699

Six-Months Ended June 30, 2010

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loan	Total
	(In thousands)
Beginning balance, January 1, 2010	$195	$17,833	$1,259	$19,287
Purchases	—	—	—	—
Payments received	(37)	(1,948)	(24)	(2,009)
Discount accretion, net	—	99	—	99
Increase (decrease) in unrealized gain (loss)	32	258	62	352
Reclassification to Level 3	—	—	—	—

Ending balance, June 30, 2010	$190	$16,242	$1,297	$17,729

There were no purchases, sales, issuances or settlements in any Level 3 asset during the six months ended June 30, 2011 or the year ended December 31, 2010.  Additionally, there were no transfers made between levels during the six months ended June 30, 2011 or the year ended December 31, 2010.

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

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended June 30, 2011, and 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$1,257	$608	$2,503	$1,159

Other comprehensive income:

Unrealized holding gains arising during the period, net of tax for the three months ended June 30, 2011 and 2010, of $884 and $1,342, respectively, and for the six months ended June 30, 2011 and 2010, of $744 and $1,760, respectively)	1,606	2,377	1,329	3,085

Non-credit related unrealized loss on other-than temporary impaired securities (net of taxes of $(67) for three and six months ended June 30, 2011)	(130)	—	(130)	—

Other comprehensive income	1,476	2,377	1,199	3,085

Comprehensive income	$2,733	$2,985	$3,702	$4,244

NOTE 10 — ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for Level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for Level 3 activity on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The Company adopted this ASU effective January 1, 2010.  Effective January 1, 2011 the Company adopted the requirements to provide the reconciliation for Level 3 activity on a gross basis.  The reconciliation was not shown as there were no purchases, sales, issuances or settlements in any Level 3 asset during the six months ended June 30, 2011.  This ASU did not have a material effect on the Company’s financial position or results of operations.

Accounting Standards Update (ASU) No. 2010-18 — Effect of a Loan Modification When the Loan Is Part of a Pool that is Accounted for as a Single Asset, a consensus of the FASB Emerging Issues Task Force (Issue No. 09-I).  This ASU amends FASB ASC Subtopic 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, so that modifications of loans that are accounted for within a pool under that Subtopic do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considering a troubled debt restructuring.  A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the new guidance.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments are effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  Early adoption is permitted.  This ASU has no effect on the Company’s financial position or results of operations as the Company did not modify any loans that were pooled for accounting purposes as of December 31, 2010 or as of June 30, 2011.

NOTE 10 — ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Update (ASU) No. 2010-20 — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. Disclosures related to period-end information (e.g., credit quality information and the ending financing receivables balance segregated by impairment method) are effective in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of allowance for credit losses by portfolio segment) are effective in interim or annual periods beginning on or after December 15, 2010.  The Company has complied with the disclosures required as of December 31, 2010 and June 30, 2011.

Accounting Standards Update (ASU) No. 2011-01— Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-20.  The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. As a result of ASU No. 2011-02, the provisions of ASU No. 2011-01 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-01 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.  This ASU 2011 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the sections titled “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2011, in the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2011 and its other Securities and Exchange Commission reports.

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

Additionally, for loans identified by management as impaired, management will provide a reserve based on the expected discounted cash flows of the loan, or for loans determined to be collateral dependent, a reserve is established based on appraised value less costs to sell. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if actual conditions differ substantially from the assumptions used in making the evaluation. Further, current weak economic conditions, such as high unemployment and depressed real estate values, have increased the uncertainty inherent in these estimates and assumptions. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Valuation and Other-Than-Temporary Impairment of Investment Securities. Investment securities are reviewed quarterly to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its current carrying value, management is required to assess whether the decline is other-than-temporary. A review of other-than-temporary impairment requires us to make certain judgments regarding the nature of the decline, and the probability, extent and timing of a valuation recovery and Fox Chase Bancorp’s intent to sell the security or if it is more likely than not that the security will be required to be sold before recovery of its amortized cost. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates or equity market declines. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income. See Note 2 to the consolidated financial statements for a schedule that shows gross unrealized losses, fair value of securities aggregated by security category and length of time that individual securities have been in continuous unrealized loss position at June 30, 2011 and December 31, 2010, and Note 8 for a discussion related to the determination of fair value.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets decreased $7.4 million, or 0.7%, to $1.09 billion at June 30, 2011, compared to $1.10 billion at December 31, 2010. Cash and cash equivalents increased $13.5 million from December 31, 2010 to June 30, 2011 as the Company had excess liquidity due to calls, maturities and paydowns of securities as well as a decrease in loans, offset by a decrease in deposits. Loans decreased $4.1 million from December 31, 2010 to June 30, 2011. During the six months ended June 30, 2011, the Bank’s multi-family and commercial real estate portfolio increased $17.6 million and the commercial and industrial portfolio increased $9.8 million as a result of new loan originations by the Bank’s commercial lending teams. In addition, the Bank’s commercial construction portfolio decreased $7.8 million, primarily due to the payment in full of a $5.7 million construction loan, and payments and charge-offs related to nonperforming commercial construction loans of $1.5 million and $1.2 million, respectively.  One-to four-family real estate loans decreased $19.1 million and consumer loans decreased $4.6 million due to our decision to reduce new originations on these types of loans as a result of the current economic environment.  Mortgage related securities available-for-sale decreased $5.1 million, as cash repayments of $38.5 million were greater than purchases of $33.1 million during the six months ended June 30, 2011. Investment related securities available-for-sale and mortgage related securities held-to-maturity decreased $6.7 million and $3.4 million, respectively, primarily due to bond calls and principal payments.

Deposits decreased $8.5 million, or 1.2%, from $711.8 million at December 31, 2010 to $703.3 million at June 30, 2011. Certificates of deposit decreased $37.0 million, or 9.3%, and money market accounts decreased $15.7 million, or 10.6%, from December 31, 2010 to June 30, 2011. These decreases were offset by increases in noninterest-bearing demand accounts of $23.5 million, or 33.1%, savings and club accounts of $17.4 million, or 31.7%, and NOW accounts of $3.3 million, or 8.2%, from December 31, 2010 to June 30, 2011. The decrease in certificates of deposit relates primarily to customer redemptions associated with certificates of deposit obtained during a pricing promotion offered in the first quarter of 2009. Specifically, during the first quarter of 2011, approximately $23.6 million of certificates of deposit with a rate of 3.50% matured.  This is the last maturity of certificates of deposit associated with the Bank’s first quarter 2009 certificate of deposit promotion.  The Bank did not offer any certificates of deposit promotions during the first half of 2011.  The decrease in money market deposits was primarily due to the Bank maintaining its money market rates at the midpoint of the market and not offering any promotional money market offers during the first half of 2011. The increase in savings and club accounts was primarily due to the introduction of the Fox Chase Advantage Savings product during the second quarter of 2011 which offered an introductory rate of 1.25% for three months for new deposits.  The increase in noninterest-bearing demand accounts was primarily due to deposits obtained from the Bank’s commercial borrowing relationships. Federal Home Loan Bank advances decreased $2.2 million, or 1.8%, from $122.8 million at December 31, 2010 to $120.6 million at June 30, 2011 due to principal amortization on two advances.

Stockholders’ equity increased $4.2 million to $209.9 million at June 30, 2011 compared to $205.7 million at December 31, 2010 primarily due to net income of $2.5 million for the six months ended June 30, 2011, an increase of $1.2 million in other comprehensive income, stock-based compensation of $905,000 and issuance of common stock related to exercised stock options of $124,000, offset by dividends paid totaling $581,000.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2011 and 2010

General. Net income increased $649,000, or 106.7%, to $1.3 million for the three months ended June 30, 2011, compared to $608,000 for the three months ended June 30, 2010. The increase in net income was due to an increase in net interest income of $1.1 million and a decrease of $175,000 in the provision for loan losses and an increase in noninterest income of $16,000 offset by an increase of $354,000 in income tax expense and an increase of $278,000 in noninterest expense.

Net income increased $1.3 million, or 116.0%, to $2.5 million for the six months ended June 30, 2011, compared to $1.2 million for the six months ended June 30, 2010. The increase in net income was due to an increase in net interest income of $2.3 million, a decrease of $91,000 in the provision for loan losses and an increase in noninterest income of $80,000 offset by an increase of $706,000 in income tax expense and an increase of $396,000 in noninterest expense.

Net Interest Income. Net interest income increased $1.1 million, or 16.3%, to $7.8 million for the three months ended June 30, 2011 compared to $6.7 million for the same period in 2010 primarily due to a decrease in interest expense of $2.0 million offset by a $925,000 decrease in total interest income. The decrease in interest expense was primarily due to a decrease in average total interest-bearing liabilities of $186.3 million and a decrease in the average cost of interest-bearing liabilities from 2.43% to 1.98%.  The decrease in the average balance was primarily due to a $191.9 million decrease in the average balances of money market accounts and certificates of deposit.  The decrease in the average cost of interest-bearing liabilities was primarily due to a reduction in overall interest rate environment during 2010 and 2011, which led to a reduction in the cost of interest-bearing deposits from 2.16% to 1.50% due to maturities of higher rate certificates of deposit and reduced rates on other deposit products. The average balance of noninterest-bearing deposits increased $23.0 million, or 33.6%, to $91.5 million for the three months ended June 30, 2011 compared to $68.5 million for the same period in 2010, primarily due to deposits obtained from the Bank’s commercial borrowing relationships.  The decrease in interest income was primarily due to a decrease in average interest-earning assets from a reduction in mortgage related securities and residential and consumer loans.  In addition, the yield on interest-earning assets decreased from 4.44% to 4.40%, primarily related to a reduction in yield on mortgage related securities from 3.45% to 3.24% due to new purchases having lower yields than the existing portfolio, a reduction in the yield on residential loans from 5.26% to 4.97% and a reduction in yield on the interest-earning demand deposits from 0.37% to 0.23%.

Net interest income increased $2.3 million, or 17.3%, to $15.4 million for the six months ended June 30, 2011 compared to $13.1 million for the same period in 2010 primarily due to a decrease in interest expense of $4.2 million offset by a $1.9 million decrease in interest income. The decrease in interest expense was primarily due to a decrease in average total interest-bearing liabilities of $180.5 million and a decrease in the average cost of interest-bearing liabilities from 2.51% to 2.00%.  The decrease in the average balance was primarily due to a $181.1 million decrease in the average balances of money market accounts and certificates of deposit.  The decrease in the average cost of interest-bearing liabilities was primarily due to a reduction in the overall interest rate environment during 2010 and 2011, which led to a reduction in the cost of interest-bearing deposits from 2.26% to 1.54% due to maturities of higher rate certificates of deposit and reduced rates on other deposit products. The average balance of noninterest-bearing deposits increased $25.1 million, or 39.0%, to $89.3 million for the six months ended June 30, 2011 compared to $64.3 million for the same period in 2010, primarily due to deposits obtained from the Bank’s commercial borrowing relationships.  The decrease in interest income was primarily due to a decrease in average interest-earning assets from a reduction in mortgage related securities and residential and consumer loans.  In addition, the yield on interest-earning assets decreased from 4.47% to 4.38%, primarily related to a reduction in yield on mortgage related securities from 3.56% to 3.17% due to new purchases having lower yields than the existing portfolio.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2011 and 2010. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended June 30,						Six Months Ended June 30,
	2011			2010			2011			2010
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)						(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$43,479	$25	0.23%	$68,782	$64	0.37%	$46,078	$53	0.23%	$64,692	$163	0.51%
Mortgage related securities
Available-for-sale	279,944	2,426	3.47%	363,683	3,135	3.45%	279,876	4,753	3.40%	379,380	6,747	3.56%
Held-to-maturity	49,495	239	1.93%	—	—	—	50,297	473	1.88%	—	—	—
Total mortgage related securities	329,439	2,665	3.24%	363,683	3,135	3.45%	330,173	5,226	3.17%	379,380	6,747	3.56%
Taxable securities	32,032	124	1.54%	23,892	96	1.62%	32,938	264	1.60%	22,318	173	1.55%
Nontaxable securities	5,271	67	5.07%	8,477	84	3.97%	6,098	137	4.50%	8,704	173	3.99%
Loans (1):
Residential loans	225,578	2,802	4.97%	266,570	3,506	5.26%	230,629	5,773	5.01%	267,719	7,087	5.29%
Commercial loans	361,571	5,157	5.64%	327,047	4,677	5.66%	359,347	10,212	5.65%	316,389	8,862	5.57%
Consumer loans	51,598	767	5.95%	65,361	970	5.94%	52,692	1,573	5.97%	66,662	1,986	5.96%
Total Loans	638,747	8,726	5.43%	658,978	9,153	5.52%	642,668	17,558	5.45%	650,770	17,935	5.50%
Allowance for loan losses	(12,926)	—		(11,058)	—		(12,859)	—		(10,954)	—
Net loans	625,821	8,726		647,920	9,153		629,809	17,558		639,816	17,935
Total interest-earning assets	1,036,042	11,607	4.40%	1,112,754	12,532	4.44%	1,045,096	23,238	4.38%	1,114,910	25,191	4.47%
Noninterest-earning assets	40,702			50,614			41,117			47,231
Total assets	$1,076,744			$1,163,368			$1,086,213			$1,162,141
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$171,988	184	0.43%	$223,518	448	0.80%	$176,778	378	0.43%	$221,076	974	0.89%
Savings accounts	66,120	39	0.23%	56,138	11	0.08%	60,771	46	0.15%	54,124	30	0.11%
Certificates of deposit	362,297	2,019	2.24%	502,658	3,760	3.00%	374,433	4,246	2.29%	511,214	7,793	3.07%
Total interest-bearing deposits	600,405	2,242	1.50%	782,314	4,219	2.16%	611,982	4,670	1.54%	786,414	8,797	2.26%
FHLB advances	121,268	1,153	3.76%	125,675	1,191	3.75%	121,824	2,307	3.77%	127,888	2,408	3.75%
Other borrowed funds	50,000	432	3.42%	50,000	432	3.42%	50,000	859	3.42%	50,000	859	3.42%
Total borrowings	171,268	1,585	3.66%	175,675	1,623	3.66%	171,824	3,166	3.67%	177,888	3,267	3.65%
Total interest-bearing liabilities	771,673	3,827	1.98%	957,989	5,842	2.43%	783,806	7,836	2.00%	964,302	12,064	2.51%
Noninterest-bearing deposits	91,511			68,519			89,324			64,265
Other noninterest-bearing liabilities	4,956			8,592			5,441			6,834
Total liabilities	868,140			1,035,100			878,571			1,035,401
Stockholders’ equity	201,636			120,334			200,916			119,063
Accumulated comprehensive income	6,968			7,934			6,726			7,677
Total stockholder’s equity	208,604			128,268			207,642			126,740
Total liabilities and stockholders’ equity	$1,076,744			$1,163,368			$1,086,213			$1,162,141

Net interest income		$7,780			$6,690			$15,402			$13,127
Interest rate spread			2.42%			2.01%			2.38%			1.96%
Net interest margin			2.95%			2.37%			2.90%			2.31%
Average interest-earning assets to average interest-bearing liabilities			134.26%			116.16%			133.34%			115.62%

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

	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
	Compared to			Compared to
	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$(15)	$(24)	$(39)	$(63)	$(47)	$(110)
Mortgage related securities
Available-for-sale	13	(722)	(709)	(225)	(1,769)	(1,994)
Held-to-maturity	—	239	239	—	473	473
Total mortgage related securities	13	(483)	(470)	(225)	(1,296)	(1,521)
Taxable securities	(6)	34	28	8	83	91
Nontaxable securities	14	(31)	(17)	16	(52)	(36)
Loans:
Residential loans	(164)	(540)	(704)	(332)	(982)	(1,314)
Commercial loans	(15)	495	480	147	1,203	1,350
Consumer loans	1	(204)	(203)	4	(417)	(413)
Total loans	(178)	(249)	(427)	(181)	(196)	(377)
Total interest-earning assets	(172)	(753)	(925)	(445)	(1,508)	(1,953)

Interest Expense:
NOW and money market deposits	(161)	(103)	(264)	(401)	(195)	(596)
Savings accounts	26	2	28	12	4	16
Certificates of deposit	(691)	(1,050)	(1,741)	(1,462)	(2,085)	(3,547)
Total interest-bearing deposits	(826)	(1,151)	(1,977)	(1,851)	(2,276)	(4,127)

FHLB advances	3	(41)	(38)	—	(101)	(101)
Other borrowed funds	—	—	—	—	—	—
Total borrowings	3	(41)	(38)	—	(101)	(101)
Total interest-bearing liabilities	(823)	(1,192)	(2,015)	(1,851)	(2,377)	(4,228)

Net change in net interest income	$651	$439	$1,090	$1,406	$869	$2,275

Provision for Loan Losses. The Company recorded a provision for loan losses of $900,000 and $1.9 million for the three and six months ended June 30, 2011, respectively compared to $1.1 million and $2.0 million for the three and six months ended June 30, 2010, respectively. The decrease in the provision for the three and six months ended June 30, 2011 was primarily due to the decline in the Company’s nonperforming assets as outlined in the following table.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At June 30,	At December 31,
	2011	2010
	(Dollars in thousands)

Nonperforming Loans:
One- to four-family real estate	$7,232	$10,813
Multi-family and commercial real estate	4,088	6,180
Construction	6,689	9,279
Consumer	374	365
Commercial and industrial	296	—
Total	18,679	26,637

Accruing loans past due 90 days or more	—	—
Total of nonperforming loans and accruing loans 90 days or more past due	$18,679	$26,637

Other real estate owned	3,024	3,186
Total nonperforming assets	$21,703	$29,823

Total nonperforming loans and accruing loans past due 90 days or more to total loans	2.87%	4.07%
Total nonperforming loans to total assets	1.72	2.43
Total nonperforming assets to total assets	1.99	2.72

Impaired Loans:
Nonperforming loans	$18,679	$26,637
Accruing troubled debt restructurings	11,321	8,617
Other impaired loans	—	3,894
Total impaired loans	$30,000	$39,148

The following table sets forth our nonaccrual loans by state and loan segment at June 30, 2011 and December 31, 2010.

June 30, 2011

			Multi Family
	One- to Four-		and						Commercial
	Family Real Estate		Commercial Real Estate		Construction		Consumer		and Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)
Pennsylvania	7	$5,782	3	$978	2	$2,392	3	$21	1	$296	16	$9,469
New Jersey	5	1,450	2	1,865	2	4,297	2	353	—	—	11	7,965
Delaware	—	—	1	1,245	—	—	—	—	—	—	1	1,245

Total	12	$7,232	6	$4,088	4	$6,689	5	$374	1	$296	28	$18,679

December 31, 2010

			Multi Family
	One- to Four-		and						Commercial
	Family Real Estate		Commercial Real Estate		Construction		Consumer		and Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)
Pennsylvania	7	$5,735	2	$658	2	$2,866	1	$10	—	$—	12	$9,269
New Jersey	7	5,078	5	5,522	2	6,413	2	355	—	—	16	17,368
Delaware	—	—	—	—	—	—	—	—	—	—	—	—

Total	14	$10,813	7	$6,180	4	$9,279	3	$365	—	$—	28	$26,637

The following table provides a rollforward of our nonperforming assets, by loan segment and assets acquired through foreclosure, from December 31, 2010 to June 30, 2011.

						Transfer
	At	Additional			Net	To Other	At
	December	Non-	Return to	Payments	Charge-offs/	Real	June
	31,	Performing	Accrual	Received,	Valuation	Estate	30,
	2010	Assets, Net	Status	Net	Allowances	Owned	2011
	(Dollars in thousands)

Nonperforming loans
One- to four-family real estate	$10,813	$149	$—	$(3,232)	$(310)	$(188)	$7,232
Multi-family and commercial real estate	6,180	2,041	—	(3,188)	(88)	(857)	4,088
Construction	9,279	182	—	(1,532)	(1,240)	—	6,689
Consumer	365	12	—	(3)	—	—	374
Commercial and industrial	—	596	—	—	(300)	—	296
Total	26,637	2,980	—	(7,955)	(1,938)	(1,045)	18,679

Other real estate owned	3,186	10		(1,117)	(100)	1,045	3,024
Total nonperforming assets	$29,823	$2,990	$—	$(9,072)	$(2,038)	$—	$21,703

At June 30, 2011, nonperforming assets were comprised of the following:

•                  Four construction loans for residential developments, the largest of which was a $2.5 million loan collateralized by a condominium project in Atlantic County, New Jersey. The three other nonaccrual construction loans totaled $4.2 million at June 30, 2011 and are collateralized by (1) a residential housing development in Cape May County, New Jersey; (2) land and improvements associated with a residential housing development in Chester County, Pennsylvania; and  (3) a single family home residential development in Montgomery County, Pennsylvania.

•                  Six multi-family and commercial real estate loan relationships, the largest of which was a $1.5 million loan secured by a hotel in Cape May County, New Jersey.

•                  Twelve one-to four-family loans, the largest of which is a $4.9 million loan secured by a residential home in Montgomery County, Pennsylvania.

•                  Five consumer loans, each of which is secured by a second or third mortgage position.

•                  One commercial and industrial loan secured by the cash flows and assets of a business located in Delaware County, Pennsylvania.

•                  Five properties in other real estate owned, the largest of which is a single family residential development located in Atlantic County, New Jersey with a carrying value of $1.8 million.  The four other real estate owned properties totaled $1.2 million at June 30, 2011 and are collateralized by (1) a single family residential home in Atlantic County, New Jersey; (2) a single family residential home in Cape May County, New Jersey; (3) a condominium project located in Philadelphia County, Pennsylvania and (4) a commercial property in Atlantic County, New Jersey.

The allowance for loan losses consists of an allowance on impaired loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the losses on the entire portfolio.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,		At December 31,
	2011		2010
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(In thousands)		(In thousands)
One- to four-family real estate	$1,000	$295	$96	$144
Multi-family and commercial real estate	—	30	4,735
Construction real estate	—	—	—	—
Consumer	127	78	170	—
Commercial and industrial	451	39	—	—

Total	$1,578	$442	$5,001	$144

At June 30, 2011, delinquent loans were comprised of sixteen different loan relationships. The largest delinquent loan was a $736,000 loan secured by a residential property located in Cape May County, New Jersey.  This loan was not delinquent at December 31, 2010 and was paid in full in July 2011.

Total delinquent loans decreased by $3.1 million to $2.0 million at June 30, 2011 as compared to $5.1 million at December 31, 2010.  The decrease was primarily due to a $4.7 million commercial real estate loan, which was also classified as a TDR at March 31, 2011 (see following paragraphs discussing TDRs), performing under its restructured terms, offset by a $1.1 million increase in residential delinquencies, a $35,000 increase in consumer loans and a $490,000 increase in commercial and industrial loans during the six months ended June 30, 2011.

A TDR exists if a borrower is experiencing financial difficulties and the Bank grants the borrower a concession that it would not otherwise grant to collect a loan.  At June 30, 2011, the Bank had TDRs totaling $13.4 million compared to TDRs totaling $14.2 million at March 31, 2011 and $10.7 million at December 31, 2010. Of these amounts, $2.1 million related to a construction loan, which is classified as a nonperforming asset.  At June 30, 2011, the remaining $11.3 million in TDRs related to five commercial relationships which are on accrual status as the borrowers have a demonstrated history of making payment as contractually due and have provided evidence which supports their ability to make payments.

Four of the commercial loans classified as a TDR at June 30, 2011, totaling $6.6 million, were classified as TDRs during 2010.  These loans were classified as TDRs because they matured during 2010 and, while the Bank did not lower the interest rate, it extended the loans with uncertainty as to whether the borrowers could obtain similar financing from another financial institution at the time of the extension, thus representing the granting of a financial concession.

One of the commercial loans classified as a TDR at June 30, 2011, totaling $4.7 million, was classified as a TDR during the three months ended March 31, 2011.  The loan was classified as a TDR as the Bank agreed to restructure the terms of the loan, which included reducing payments to interest only for a period of nine months and reducing the rate for the term of the interest only period. This loan is secured by partially owner occupied commercial property located in Chester County, Pennsylvania.  As of June 30, 2011, this loan is performing in accordance with its restructured terms and is no longer reported as delinquent.

The decrease in “Other impaired loans” from December 31, 2010 to June 30, 2011 is a result of the Bank modifying a $3.9 million construction loan, which has a total commitment of $5.5 million, during the quarter ended June 30, 2011.  The loan is secured by land and homes in a retirement community in Delaware, and was classified as impaired at December 31, 2010 and March 31, 2011 as the loan matured in February 2011 and it was unlikely the borrower would be able to pay the loan off in full, as contractually due at maturity. This loan is on accrual status as of June 30, 2011 as the borrower (1) has demonstrated a history of making payments as contractually due and is current as of June 30, 2011, (2) has provided evidence supporting the ability to make payments for the foreseeable future, and (3) a recent appraisal indicates the borrower has equity in the underlying property.  Additionally, the Bank evaluated the renegotiated loan and determined that the modification did not represent a TDR as the borrower is not considered to be experiencing financial difficulty and was not granted a concession.

Noninterest Income. The following table summarizes noninterest income for the three and six months ended June 30, 2011 and 2010.

	Three Months				Six Months
	Ended June 30,		$	%	Ended June 30,		$	%
	2011	2010	Change	Change	2011	2010	Change	Change
	(Dollars in thousands)

Service charges and other fee income	$452	$251	$201	80.1%	$779	$509	$270	53.0%
Net gain on sale of other real estate owned	20	—	20	100.0	20	—	20	100.0
Income on bank-owned life insurance	116	118	(2)	(1.7)	230	233	(3)	(1.3)
Other	63	65	(2)	(3.1)	89	95	(6)	(6.3)

Total other than temporary impairment loss	(398)	—	(398)	(100.0)	(398)	—	(398)	(100.0)
Less: Portion of loss recognized in other comprehensive income (before taxes)	197	—	197	100.0	197	—	197	100.0
Net other-than-temporary impairment loss	(201)	—	(201)	(100.0)	(201)	—	(201)	(100.0)
Net gains on sale of investment securities	—	—	—	—	—	—	—	—
Net investment securities losses	(201)	—	(201)	(100.0)	(201)	—	(201)	(100.0)
Total Noninterest Income	$450	$434	$16	3.7%	$917	$837	$80	9.6%

Service charges and other fee income increased $201,000, or 80.1% for the three months ended June 30, 2011 compared to the same period in 2010, primarily due to an increase in commercial loan fees of $114,000, cash management fees of $39,000 and loan servicing income of $65,000.  The increase in commercial loan fees was primarily due to an increase in commercial customer fees, which included an increase in unused lines and letters of credit fees of $53,000 and an increase in international banking transaction fees of $61,000.  The increase in cash management fees was due to an increase in commercial customer usage.  Loan servicing income increased primarily due to a lower valuation adjustment on the Bank’s mortgage servicing rights.  These increases were offset by decreases in other fees such as warehouse line of credit fees and late charges. These increases were also offset by an other-than-temporary credit impairment loss recognized on a private label residential mortgage related security of $201,000 during the second quarter of 2011.

Service charges and other fee income increased $270,000, or 53.0% for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to an increase in commercial loan fees of $152,000, cash management fees of $90,000 and loan servicing income of $49,000.  The increase in commercial loan fees was primarily due to an increase in commercial customer fees, which included an increase in unused lines and letters of credit fees of $93,000 and an increase in international banking transaction fees of $61,000.  The increase in cash management fees was due to an increase in commercial customer usage.  Loan servicing income increased primarily due to a lower valuation adjustment on the Bank’s mortgage servicing rights.  These increases were also offset by decreases in other fees such as warehouse line of credit fees and late charges. These increases were also offset by an other-than-temporary credit impairment loss recognized on a private label residential mortgage related security in the amount of $201,000 during the second quarter of 2011.

Noninterest Expense. The following table summarizes noninterest expense for the three and six months ended June 30, 2011 and 2010.

	Three Months				Six Months
	Ended June 30,		$	%	Ended June 30,		$	%
	2011	2010	Change	Change	2011	2010	Change	Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$3,214	$2,963	$251	8.5%	$6,381	$5,946	$435	7.3%
Occupancy expense	434	440	(6)	(1.4)	931	939	(8)	(0.9)
Furniture and equipment expense	104	117	(13)	(11.1)	207	233	(26)	(11.2)
Data processing costs	418	427	(9)	(2.1)	838	829	9	1.1
Professional fees	484	355	129	36.3	835	617	218	35.3
Marketing expense	85	95	(10)	(10.5)	145	166	(21)	(12.7)
FDIC premiums	229	401	(172)	(42.9)	512	773	(261)	(33.8)
Provision for loss on other real estate owned	100	—	100	100.0	100	34	66	194.1
Other real estate owned expense	25	23	2	8.7	44	29	15	51.7
Other	387	381	6	1.6	785	816	(31)	(3.8)
Total Noninterest Expense	$5,480	$5,202	$278	5.3%	$10,778	$10,382	$396	3.8%

Noninterest expense increased $278,000 for the three months ended June 30, 2011 primarily due to the following:  Salaries, benefits and other compensation increased $251,000 primarily as a result of incremental employee benefit costs as the Company increased employee stock ownership benefits for employees in conjunction with the Bank’s mutual-to-stock conversion in the second quarter of 2010 and higher incentive compensation accruals.  Professional fees increased $129,000 primarily due to incremental legal costs associated with the Bank’s nonperforming assets.  Provision for loss on other real estate owned increased $100,000 as a result of an additional impairment on one property owned by the Bank.  FDIC premiums decreased $172,000 due to lower deposit balances, a lower assessment rate as well as the FDIC implementing a new assessment base beginning April 1, 2011, which provided a $60,000 benefit to the Bank during the three months ended June 30, 2011.

Noninterest expense increased $396,000 for the six months ended June 30, 2011 primarily due to the following:  Salaries, benefits and other compensation increased $435,000 primarily as a result of incremental employee benefit costs as the Company increased employee stock ownership benefits for employees in conjunction with the Bank’s mutual-to-stock conversion in the second quarter of 2010 and higher incentive compensation accruals.  Professional fees increased $218,000 primarily due to incremental legal costs associated with the Bank’s nonperforming assets.  Provision for loss on other real estate owned increased $66,000 as a result of an additional impairment on one property owned by the Bank.  FDIC premiums decreased $261,000 due to lower deposit balances, a lower assessment rate as well as the FDIC implementing a new assessment base beginning April 1, 2011, which provided a $60,000 benefit to the Bank during the six months ended June 30, 2011.

Income Taxes. The income tax provision for the three and six months ended June 30, 2011 was $593,000 and $1.2 million, respectively compared to $239,000 and $457,000 for the three and six months ended June 30, 2010, respectively. The Bancorp’s effective income tax rate was 32.1% and 31.7% for the three and six months ended June 30, 2011, respectively, compared to 28.2% and 28.3% for the three and six months ended June 30, 2010, respectively. The increase in the effective tax rate is due to tax exempt income representing a smaller relative portion of pre-tax income during the three and six months ended June 30, 2011 as compared to the same periods in 2010.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and sales, securities repayments, maturities and sales and funds available from the FHLB and Federal Reserve Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loans and securities sales and prepayments are greatly influenced by general interest rates, economic conditions and competition.

The following table presents certain of our contractual obligations as of June 30, 2011 and December 31, 2010.

		Payments Due by Period
			One to
		Less Than	Three	Three to	More Than
Contractual Obligations	Total	One Year	Years	Five Years	Five Years
	(In thousands)
At June 30, 2011
Operating lease obligations (1)	$532	$492	$40	$—	$—
FHLB advances and other borrowings (2)	195,636	39,620	31,820	34,093	90,103
Other long-term obligations (3)	4,022	1,713	2,309	—	—
Total	$200,190	$41,825	$34,169	$34,093	$90,103

At December 31, 2010
Operating lease obligations (1)	$748	$473	$275	$—	$—
FHLB advances and other borrowings (2)	201,046	40,347	32,220	36,943	91,536
Other long-term obligations (3)	4,876	1,785	3,091	—	—
Total	$206,670	$42,605	$35,586	$36,943	$91,536

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $51.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $299.5 million at June 30, 2011.   In addition, at June 30, 2011, we had the ability to borrow a total of approximately $389.6 million from the FHLB of which we had $120.6 million outstanding.  As of June 30, 2011, the Bank also had a maximum borrowing capacity of $66.7 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  At June 30, 2011, we had $206.0 million in loan commitments outstanding, which consisted of $1.4 million of mortgage loan commitments, $21.2 million in home equity and consumer loan commitments, $170.7 million in commercial loan commitments and $12.7 million in standby letters of credit.

Certificates of deposit due within one year of June 30, 2011 totaled $189.9 million, representing 52.8% of certificates of deposit at June 30, 2011, an increase from 44.6% at December 31, 2010. We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. Depending on the liquidity position of the Company, we may implement marketing and pricing strategies that we believe will help retain a significant portion of these maturities, as needed. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012.

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

	Six Months
	Ended	Year Ended
	June 30, 2011	December 31, 2010
	(In thousands)
Investing activities:
Loan originations	$(253,208)	$(396,841)
Other decreases in loans	270,961	405,707
Purchase of loans	(4,495)	(18,724)
Purchase of loan participations	(13,622)	(9,064)
Security purchases	(33,065)	(118,616)
Security sales	—	36,480
Security maturities, calls and principal repayments	48,583	139,062
Financing activities:
Changes in deposits	(8,478)	(146,514)
Net decrease in FHLB advances	(2,241)	(14,365)
Issuance of stock for vested options	124	—
Cash dividends paid	(581)	—
Merger of Fox Chase MHC	—	107
Net Proceeds from common stock offering	—	81,169
Purchase of common stock for ESOP	—	(3,485)

The Bancorp is a separate entity and apart from the Bank and must provide for its own liquidity. As of June 30, 2011, the Bancorp had $42.1 million in cash and cash equivalents compared to $42.6 million as of December 31, 2010.  Substantially all of the Bancorp’s cash and cash equivalents were obtained from proceeds it retained from its initial public offering in 2006 as well as the Bank’s mutual-to-stock conversion completed in June 2010.  In addition to its operating expenses, Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.  Bancorp paid a cash dividend of $.02 per outstanding share of common stock during both the first and second quarters of 2011.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (and prior to its elimination on July 21, 2011, the Office of Thrift Supervision), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” under applicable regulatory guidelines as of June 30, 2011 and December 31, 2010:

	Ratio	Minimum to be Well Capitalized
June 30, 2011:
Total risk-based capital (to risk-weighted assets)	24.18%	≥10.0%
Tier 1 capital (to risk-weighted assets)	23.19%	≥ 6.0%
Tier 1 capital (to adjusted assets)	14.01%	≥ 5.0%

	Ratio	Minimum to be Well Capitalized
December 31, 2010:
Total risk-based capital (to risk-weighted assets)	23.76%	≥10.0%
Tier 1 capital (to risk-weighted assets)	22.53%	≥ 6.0%
Tier 1 capital (to adjusted assets)	13.60%	≥ 5.0%

Total stockholders’ equity to total assets was 19.3% at June 30, 2011 and 18.8% at December 31, 2010.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will likely continue to have an adverse impact on our return on equity until such funds can be deployed into higher yielding assets. The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.  The Company paid a cash dividend of $0.02 per common share during both the first and second quarters 2011.

On April 27, 2011, the Board of Directors approved a 10% stock repurchase plan.  Such plan began on June 30, 2011, as permitted, after the one-year anniversary of the Company’s mutual-to-stock conversion to a public company.  No shares were repurchased on June 30, 2011.

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

For the period ended June 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2011, there has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 14, 2011, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 9, 2011, which could materially affect our business, financial condition and/or operating results.  As of June 30, 2011, the risk factors of the Company have not changed materially from those reported in the Form 10-K and Form 10-Q, except as described above.  The risks described in the Form 10-K and the Form 10-Q are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2011, the Company announced a repurchase program under which, beginning on June 30, 2011, it would repurchase up to 10% of the then-outstanding shares of the Company’s common stock (1,455,038 shares) from time to time, depending on market conditions.  The repurchase program would continue until it is completed or terminated by the Company’s Board of Directors.  As of June 30, 2011, the Company had not repurchased any shares under the new program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Fox Chase Bancorp, Inc. (1)
3.2	Bylaws of Fox Chase Bancorp, Inc. (1)
4.0	Stock Certificate of Fox Chase Bancorp, Inc. (1)
10.0	Fox Chase Bank Executive Incentive Compensation Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)          Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 as initially filed with the Securities and Exchange Commission on March 12, 2010.

*                 Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated: August 5, 2011	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: August 5, 2011	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial and accounting officer)