Form 10-Q
period 2011-09-30
Fox Chase Bancorp Inc
filed 2011-11-07
CIK 1485176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, there were 13,667,310 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC.

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$132	$156
Interest-earning demand deposits in other banks	5,327	38,158
Total cash and cash equivalents	5,459	38,314

Investment securities available-for-sale	24,343	32,671
Mortgage related securities available-for-sale	258,562	278,632
Mortgage related securities held-to-maturity (fair value of $46,309 at September 30, 2011 and $50,817 at December 31, 2010)	45,517	51,835
Loans, net of allowance for loan losses of $12,581 at September 30, 2011 and $12,443 at December 31, 2010	648,149	642,653
Other real estate owned	2,907	3,186
Federal Home Loan Bank stock, at cost	8,499	9,913
Bank-owned life insurance	13,487	13,138
Premises and equipment	10,549	10,693
Real estate held for investment	1,620	1,730
Accrued interest receivable	4,626	4,500
Mortgage servicing rights, net	329	448
Deferred tax asset, net	854	1,376
Other assets	6,547	6,414
Total Assets	$1,031,448	$1,095,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$666,522	$711,763
Short-term borrowings	24,000	—
Federal Home Loan Bank advances	89,423	122,800
Other borrowed funds	50,000	50,000
Advances from borrowers for taxes and insurance	1,109	1,896
Accrued interest payable	435	580
Accrued expenses and other liabilities	2,588	2,760
Total Liabilities	834,077	889,799
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at September 30, 2011 and December 31, 2010)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 13,772,410 shares issued and outstanding at September 30, 2011 and 60,000,000 shares authorized, 14,547,173 shares issued and outstanding at December 31, 2010)	146	145
Additional paid-in capital	134,540	133,997
Treasury stock, at cost (789,800 shares at September 30, 2011 and 0 shares at December 31, 2010)	(10,398)	—
Common stock acquired by benefit plans	(11,699)	(9,283)
Retained earnings	77,132	74,307
Accumulated other comprehensive income, net	7,650	6,538
Total Stockholders’ Equity	197,371	205,704

Total Liabilities and Stockholders’ Equity	$1,031,448	$1,095,503

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

INTEREST INCOME
Interest and fees on loans	$9,021	$9,382	$26,579	$27,317
Interest on mortgage related securities	2,425	2,691	7,651	9,438
Interest on investment securities available-for-sale
Taxable	116	142	380	315
Nontaxable	28	84	165	257
Other interest income	16	86	69	249
Total Interest Income	11,606	12,385	34,844	37,576
INTEREST EXPENSE
Deposits	2,099	3,734	6,769	12,531
Short-term borrowings	2	—	2	—
Federal Home Loan Bank advances	1,007	1,194	3,314	3,602
Other borrowed funds	437	437	1,296	1,296
Total Interest Expense	3,545	5,365	11,381	17,429
Net Interest Income	8,061	7,020	23,463	20,147
Provision for loan losses	1,034	2,889	2,909	4,855
Net Interest Income after Provision for Loan Losses	7,027	4,131	20,554	15,292
NONINTEREST INCOME
Service charges and other fee income	428	248	1,207	757
Net gain on sale of premises and equipment	—	6	—	6
Net gain on sale of other real estate owned	57	—	77	—
Impairment loss on real estate held for investment	(110)	—	(110)	—
Income on bank-owned life insurance	119	119	349	352
Other	133	57	222	152

Total other-than-temporary impairment loss	(206)	—	(407)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	46	—	46	—
Net other-than-temporary impairment loss	(160)	—	(361)	—
Net gains on sale of investment securities	—	1,963	—	1,963
Net investment securities (losses) gains	(160)	1,963	(361)	1,963

Total Noninterest Income	467	2,393	1,384	3,230
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,297	3,070	9,678	9,016
Occupancy expense	457	455	1,388	1,394
Furniture and equipment expense	107	113	314	346
Data processing costs	439	408	1,277	1,237
Professional fees	410	307	1,245	924
Marketing expense	95	75	240	241
FDIC premiums	170	343	682	1,116
Provision for loss on other real estate owned	310	345	410	379
Other real estate owned expense	5	46	49	75
Other	400	396	1,185	1,212
Total Noninterest Expense	5,690	5,558	16,468	15,940
Income Before Income Taxes	1,804	966	5,470	2,582
Income tax provision	572	274	1,735	731
Net Income	$1,232	$692	$3,735	$1,851
Earnings per share:
Basic	$0.09	$0.05	$0.28	$0.13
Diluted	$0.09	$0.05	$0.28	$0.13

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2011 and 2010

(In Thousands, Unaudited)

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2009	$147	$64,016	$(11,814)	$(6,862)	$71,604	$6,543	$123,634
Stock based compensation expense		690					690
Unallocated ESOP shares committed to employees		6		348			354
Issuance of stock for vested equity awards		(518)		558	(40)		—
Shares allocated in long-term incentive plan		67					67
Forfeited shares transferred to treasury stock		30	(30)				—
Corporate Reorganization:
Merger of Fox Chase Mutual Holding Company	(81)	188					107
Treasury stock retired	(11)	(11,833)	11,844				—
Exchange of common stock	(55)	55					—
Proceeds from stock offering, net of offering expenses	145	81,024					81,169
Purchase of common stock by ESOP				(3,485)			(3,485)
Net income					1,851		1,851
Other comprehensive income						665	665
BALANCE - SEPTEMBER 30, 2010	$145	$133,725	$—	$(9,441)	$73,415	$7,208	$205,052

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2010	$145	$133,997	$—	$(9,283)	$74,307	$6,538	$205,704
Purchase of treasury stock, net			(10,398)				(10,398)
Purchase common stock for equity incentive plan				(3,474)			(3,474)
Stock based compensation expense		759					759
Unallocated ESOP shares committed to employees		166		468			634
Issuance of stock for vested equity awards		(543)		590	(47)		—
Common stock issued for exercise of vested stock options	1	161					162
Dividends paid					(863)		(863)
Net income					3,735		3,735
Other comprehensive income						1,112	1,112
BALANCE - SEPTEMBER 30, 2011	$146	$134,540	$(10,398)	$(11,699)	$77,132	$7,650	$197,371

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Cash Flows From Operating Activities
Net income	$3,735	$1,851
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,909	4,855
Provision for loss on other real estate owned	410	379
Impairment loss on real estate held for investment	110	—
Depreciation	509	530
Net amortization of securities premiums and discounts	2,474	3,608
Benefit for deferred income taxes	(94)	(117)
Stock compensation from benefit plans	1,394	1,111
Net gain on sale of other real estate owned	(77)	—
Net gain on sale of premises and equipment	—	(6)
Net gain on sales of securities	—	(1,963)
Other-than-temporary impairment loss on investments	361	—
Income on in bank-owned life insurance	(349)	(352)
Decrease in mortgage servicing rights, net	119	218
Increase (decrease) in accrued interest receivable and other assets	1,561	(1,069)
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(317)	9,394
Net Cash Provided by Operating Activities	12,745	18,439
Cash Flows from Investing Activities
Investment securities - available-for-sale:
Purchases	—	(19,786)
Proceeds from maturities, calls and principal repayments	7,900	6,282
Mortgage related securities – available-for-sale:
Purchases	(35,031)	(46,229)
Proceeds from sales	—	36,480
Proceeds from maturities, calls and principal repayments	55,055	103,615
Mortgage related securities – held-to-maturity:
Proceeds from maturities, calls and principal repayments	5,808	—
Net decrease (increase) in loans	16,406	(7,446)
Purchases of loans and loan participations	(28,244)	(23,735)
Net decrease in Federal Home Loan Bank stock	1,414	—
Purchases of premises and equipment	(365)	(204)
Proceeds from sales and payments on other real estate owned	1,435	1,085
Net Cash Provided by Investing Activities	24,378	50,062
Cash Flows from Financing Activities
Net decrease in deposits	(45,241)	(119,443)
Decrease in advances from borrowers for taxes and insurance	(787)	(1,011)
Principal payments on Federal Home Loan Bank advances	(33,377)	(13,260)
Short-term borrowings	24,000	—
Common stock issued for exercise of stock options	162	—
Merger of Fox Chase Mutual Holding Company	—	107
Proceeds from stock offering, net of offering expenses	—	81,169
Acquisition of common stock for ESOP	—	(3,485)
Acquisition of common stock for equity incentive plan	(3,474)	—
Purchase of treasury stock	(10,398)	—
Cash dividends paid	(863)	—
Net Cash Used in Financing Activities	(69,978)	(55,923)
Net (Decrease) Increase in Cash and Cash Equivalents	(32,855)	12,578
Cash and Cash Equivalents – Beginning	38,314	65,418
Cash and Cash Equivalents – Ending	$5,459	$77,996
Supplemental Disclosure of Cash Flow Information
Interest paid	$11,526	$17,527
Income taxes paid	$1,700	$1,501
Transfers of loans to other real estate owned	$1,479	$1,198
Net charge-offs	$2,771	$4,149

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

The mutual-to-stock conversion was completed on June 29, 2010.  In connection with the conversion, Bancorp sold a total of 8,712,500 shares of common stock at $10.00 per share in a related public offering.  Concurrent with the completion of the offering, shares of Bancorp’s common stock owned by public stockholders were exchanged for 1.0692 shares of Bancorp common stock.  In lieu of fractional shares, Old Fox Chase Bancorp, Inc. shareholders were paid cash.  Additionally, as part of the mutual-to-stock conversion, the Bank’s Employee Stock Ownership Plan (“ESOP”) acquired 348,500 shares, or 4.0% of Bancorp’s issued shares, at $10.00 per share. As a result of the offering and the exchange, as of June 30, 2010, Bancorp had 14,547,173 shares outstanding.  Net proceeds from the offering, after the loan made to the ESOP, were approximately $77.8 million.

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

The Company is subject to regulations of certain federal banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies which may subject them to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), effective July 21, 2011, the regulation and supervision of federal savings institutions, such as the Bank, was transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the agency that regulates national banks.  As a result, the Office of the Comptroller of the Currency has assumed primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings associations.  The Office of Thrift Supervision was eliminated on July 21, 2011.  In addition, pursuant to the provisions of the Dodd-Frank Act, effective July 21, 2011, savings and loan holding companies, such as the Bancorp, are regulated by the Board of Governors of the Federal Reserve System.

The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc., Fox Chase Service Corporation, 104 S. Oakland Ave., LLC and Davisville Associates, LLC.  Fox Chase Financial Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania chartered company and its purposes are to facilitate the Bank’s investment in PMA and, for regulatory purposes, to hold commercial loans.  At September 30, 2011, Fox Chase Service Corporation held $20.0 million in commercial loans.  104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

During 2011 and 2010, the Bank engaged in certain business activities with PMA.  These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $142,000 and $209,000 for the nine months ended September 30, 2011 and 2010, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $37,000 and $44,000 for the nine months ended September 30, 2011 and 2010, respectively.  In addition, the Bank acquired total loans from PMA of $6.4 million and $22.5 million for the nine months ended September 30, 2011 and 2010, respectively, which includes the cost of the loans.   During September 2010, the Bank provided PMA a term loan in the amount of $1.2 million which is secured by a residential property owned by PMA.  This loan was paid in full in June 2011.  The Bank recorded interest income from PMA on this term loan of $25,000 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

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

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2011.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

Per Share Information

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Unallocated shares in the ESOP and shares purchased to fund shares of restricted stock available for grant under the Bancorp’s 2007 and 2011 Equity Incentive Plans are not included in either basic or diluted earnings per share.  Unvested shares in the Bancorp’s long-term incentive plans are not included in basic earnings per share. As a result of the mutual-to-stock conversion, all share information for periods prior to June 30, 2010 has been revised to reflect the 1.0692 exchange rate.

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$1,232,000	$692,000	$3,735,000	$1,851,000

Weighted-average common shares outstanding (1)	14,059,538	14,547,173	14,384,818	14,549,364
Average common stock acquired by stock benefit plans:
Unvested shares – long-term incentive plan	—	(7,582)	—	(7,582)
ESOP shares unallocated	(708,600)	(773,648)	(724,703)	(556,655)
Shares purchased by trust	(263,356)	(203,106)	(200,060)	(209,961)
Weighted-average common shares used to calculate basic earnings per share	13,087,582	13,562,837	13,460,055	13,775,166
Dilutive effect of:
Unvested shares – long-term incentive plans	—	7,582	—	7,582
Restricted stock awards	35,172	—	35,694	—
Stock option awards	52,935	2,831	49,936	3,399
Weighted-average common shares used to calculate diluted earnings per share	13,175,689	13,573,250	13,545,685	13,786,147

Earnings per share-basic	$0.09	$0.05	$0.28	$0.13
Earnings per share-diluted	$0.09	$0.05	$0.28	$0.13

Outstanding common stock equivalents having no dilutive effect	832,143	822,762	834,620	762,437

(1) Excludes treasury stock.

NOTE 2 — INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011 (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$6,441	$110	$—	$—	$6,551
State and political subdivisions	1,865	8	—	—	1,873
Corporate securities	16,199	49	(329)	—	15,919
	24,505	167	(329)	—	24,343

Private label residential mortgage related security	175	—	—	(46)	129
Private label commercial mortgage related securities	8,975	119	—	—	9,094
Agency residential mortgage related securities	237,363	11,976	—	—	249,339
Total mortgage related securities	246,513	12,095	—	(46)	258,562

Total available-for-sale securities	$271,018	$12,262	$(329)	$(46)	$282,905

Held-to-Maturity Securities:
Agency residential mortgage related securities	$45,517	$792	$—	$—	$46,309
Total mortgage related securities	45,517	792	—	—	46,309

Total held-to-maturity securities	$45,517	$792	$—	$—	$46,309

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$6,489	$32	$—	$—	$6,521
State and political subdivisions	7,240	65	(26)	—	7,279
Corporate securities	18,674	221	(24)	—	18,871
	32,403	318	(50)	—	32,671

Private label residential mortgage related security	559	55	—	(448)	166
Private label commercial mortgage related securities	11,385	382	—	—	11,767
Agency residential mortgage related securities	256,796	10,057	(154)	—	266,699
Total mortgage related securities	268,740	10,494	(154)	(448)	278,632

Total available-for-sale securities	$301,143	$10,812	$(204)	$(448)	$311,303

Held-to-Maturity Securities:
Agency residential mortgage related securities	$51,835	$19	$(1,037)	$—	$50,817
Total mortgage related securities	51,835	19	(1,037)	—	50,817

Total held-to-maturity securities	$51,835	$19	$(1,037)	$—	$50,817

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010 (Dollars in thousands):

	September 30, 2011 (Unaudited)
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate securities	5,989	(189)	2,860	(140)	8,849	(329)
	5,989	(189)	2,860	(140)	8,849	(329)

Private label residential mortgage related security	—	—	129	(46)	129	(46)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	—	—	—	—	—	—
Total mortgage related securities	—	—	129	(46)	129	(46)
Total available-for-sale securities	$5,989	$(189)	$2,989	$(186)	$8,978	$(375)

Held-to-Maturity Securities:
Agency residential mortgage related securities	—	—	—	—	—	—
Total mortgage related securities	—	—	—	—	—	—
Total held-to-maturity securities	$—	$—	$—	$—	$—	$—

Total Temporarily Impaired Securities	$5,989	$(189)	$2,989	$(186)	$8,978	$(375)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)
Available for Sale:
State and political subdivisions	$831	$(26)	$—	$—	$831	$(26)
Corporate securities	3,968	(24)	—	—	3,968	(24)
	4,799	(50)	—	—	4,799	(50)

Private label residential mortgage related security	—	—	166	(393)	166	(393)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	21,254	(154)	—	—	21,254	(154)
Total mortgage related securities	21,254	(154)	166	(393)	21,420	(547)
Total available-for-sale securities	$26,053	$(204)	$166	$(393)	$26,219	$(597)

Held to Maturity:
Agency residential mortgage related securities	46,645	(1,037)	—	—	46,645	(1,037)
Total mortgage related securities	46,645	(1,037)	—	—	46,645	(1,037)
Total held-to-maturity securities	$46,645	$(1,037)	$—	$—	$46,645	$(1,037)

Total Temporarily Impaired Securities	$72,698	$(1,241)	$166	$(393)	$72,864	$(1,634)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The Company held a private label residential mortgage related security which had an amortized cost, prior to the identified credit related impairments, of $693,000 at September 30, 2011 and $716,000 at December 31, 2010.  During the second quarter of 2009, management’s analysis indicated that the security was other-than-temporarily impaired in the amount of $605,000, of which $157,000 was recognized on the Company’s statement of operations and $448,000 was recognized in the Company’s statement of condition in other comprehensive income (before taxes).

During the nine months ended September 30, 2011, management determined that there was additional credit impairment of $361,000 which was recognized in the Company’s statement of operations.  This additional credit impairment was primarily due to a slowdown in principal payment speeds, an increase in default rates and an increase in estimated loss severity at default on the underlying residential mortgage collateral. At September 30, 2011 and December 31, 2010, after other-than-temporary credit impairment charges, the private label residential mortgage related security had an amortized cost of $175,000 and $559,000, respectively, and a fair value of $129,000 and $166,000, respectively, with a remaining net unrealized loss, including non-credit related impairment in accumulated other comprehensive income, of $46,000 and $393,000, respectively. The remaining unrealized loss is not considered an other-than-temporary credit impairment, as management does not have the intention to sell this security and it is not more likely than not that the security will be required to be sold before recovery of its amortized cost.

The Company held three private label commercial mortgage backed securities (“CMBS”) with an amortized cost of $9.0 million at September 30, 2011 and $11.4 million at December 31, 2010. The three CMBS were in an unrealized gain position with a total unrealized gain of $119,000 and $382,000 at September 30, 2011 and December 31, 2010, respectively.  The three CMBS securities are rated AAA.

The Company evaluates current characteristics of each of these private label securities such as fair value, cash flows of the underlying properties, delinquency and foreclosure levels, credit enhancement and projected losses on a quarterly basis. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, slowdown of payment speeds, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

There are seven securities with a temporary impairment at September 30, 2011, one of which has a rating of AAA. The securities rated less than AAA are: (1) five corporate securities with a total fair value of $8.8 million with a rating of A; and (2) one private label collateralized mortgage obligation, discussed above, with a fair value of $129,000 and a rating of CC.

The two securities that have been impaired greater than twelve months as of September 30, 2011 and as of December 31, 2010 are the private label residential mortgage related security and one corporate security.

There were no gross realized gains or losses during the three or nine months ended September 30, 2011 and a gain of $2.0 million during the three and nine months ended September 30, 2010.

The following schedules provide a summary of the components of net gains on sale of investment securities in the Company’s Consolidated Statement of Operations:

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

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2011 and December 31, 2010 by contractual maturity are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

September 30, 2011
Due in one year or less	$9,211	$9,246	$—	$—
Due after one year through five years	14,092	13,891	—	—
Due after five years through ten years	763	766	—	—
Due after ten years	439	440	—	—
Total mortgage related securities	246,513	258,562	45,517	46,309
	$271,018	$282,905	$45,517	$46,309

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
December 31, 2010
Due in one year or less	$3,674	$3,692	$—	$—
Due after one year through five years	23,420	23,649	—	—
Due after five years through ten years	3,046	3,079	—	—
Due after ten years	2,263	2,251	—	—
Total mortgage related securities	268,740	278,632	51,835	50,817
	$301,143	$311,303	$51,835	$50,817

Securities with a carrying value of $8.6 million and $10.2 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $59.2 million and $58.7 million, at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral for $50.0 million in borrowed funds.  See Note 6.

NOTE 3 - LOANS

The composition of net loans at September 30, 2011, and December 31, 2010 is provided below (in thousands).

	September 30,	December 31,
	2011	2010
	(Unaudited)
Real estate loans:
One-to four-family	$209,287	$238,612
Multi-family and commercial	275,136	249,262
Construction	20,937	31,190
	505,360	519,064

Consumer loans	48,307	55,169
Commercial and industrial loans	106,854	80,645

Total loans	660,521	654,878

Deferred loan origination costs, net	209	218
Allowance for loan losses	(12,581)	(12,443)
Net loans	$648,149	$642,653

The following table presents changes in the allowance for loan losses (in thousands):

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2011	2010	2010
	(Unaudited)
Balance, beginning	$12,443	$10,605	$10,605
Provision for loan losses	2,909	4,855	6,213
Loans charged off	(3,000)	(4,158)	(4,402)
Recoveries	229	9	27
Balance, ending	$12,581	$11,311	$12,443

The following tables present changes in the allowance for loan losses by loan segment for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	For the Period Ended September 30, 2011
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total
	(In thousands)
Balance, beginning	$1,990	$4,287	$3,260	$665	$2,044	$197	$12,443
Provision for loan losses	311	1,466	(251)	58	1,175	150	2,909
Loans charged off	(567)	(318)	(1,510)	(9)	(596)	—	(3,000)
Recoveries	13	170	43	3	—	—	229
Balance, ending	$1,747	$5,605	$1,542	$717	$2,623	$347	$12,581

NOTE 3 - LOANS (CONTINUED)

	For the Year Ended December 31, 2010
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total
	(In thousands)
Balance, beginning	$1,455	$3,476	$3,782	$707	$1,064	$121	$10,605
Provision for loan losses	1,938	800	1,468	456	1,475	76	6,213
Loans charged off	(1,403)	—	(1,990)	(514)	(495)	—	(4,402)
Recoveries	—	11	—	16	—	—	27
Balance, ending	$1,990	$4,287	$3,260	$665	$2,044	$197	$12,443

The recorded investment in impaired loans was $27.5 million at September 30, 2011 and $39.1 million at December 31, 2010. The recorded investment in impaired loans with an allowance for loan losses was $27.1 million at September 30, 2011 and $35.6 million at December 31, 2010. The related allowance for loan losses associated with these loans was $4.4 million at September 30, 2011 and $5.2 million at December 31, 2010. For the nine months ended September 30, 2011 the average recorded investment in these impaired loans was $28.6 million and for the year ended December 31, 2010, the average recorded investment in these impaired loans was $42.0 million. The interest income recognized on these impaired loans was $376,000 for the nine months ended September 30, 2011 and $399,000 for the year ended December 31, 2010.

The following tables set forth the breakdown of impaired loans by loan segment as of September 30, 2011 and December 31, 2010.  The table does not include accruing loans 90 days or more past due of $2.1 million at September 30, 2011 as management does not consider such loans impaired.

September 30, 2011 (Unaudited)

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonperforming	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)
Real estate loans:
One- to four-family	$6,771	$—	$—	$6,771	$6,771	$—
Multi-family and commercial	3,988	4,731	—	8,719	8,381	338
Construction	9,391	342	—	9,733	9,733	—
Consumer loans	479	—	—	479	418	61
Commercial and industrial	—	1,783	—	1,783	1,783	—
Total	$20,629	$6,856	$—	$27,485	$27,086	$399

NOTE 3 - LOANS (CONTINUED)

December 31, 2010

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonperforming	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)

Real estate loans:
One- to four-family	$10,813	$1,007	$—	$11,820	$11,820	$—
Multi-family and commercial	6,180	1,359	—	7,539	4,050	3,489
Construction	9,279	3,441	3,894	16,614	16,614	—
Consumer loans	365	—	—	365	303	62
Commercial and industrial	—	2,810	—	2,810	2,810	—
Total	$26,637	$8,617	$3,894	$39,148	$35,597	$3,551

Two troubled debt restructurings (“TDR”) totaling $5.2 million and $2.1 million are excluded from the accruing TDR column above as of September 30, 2011 and December 31, 2010, respectively, as they are included in the nonaccrual loans and total impaired loans.

A $3.9 million loan that was classified as impaired at December 31, 2010 is no longer considered impaired at September 30, 2011 nor is it classified as a TDR as the loan was renegotiated with no concession to the borrower and management has determined that the borrower is not experiencing financial difficulty.

The following table sets forth a summary of TDR activity for the three and nine months ended September 30, 2011:

As of and for the Three Months Ended September 30, 2011
TDRs that Defaulted in
Current Quarter that
were Restructured in
	Restructured Current Quarter			the Prior Twelve Months
		Pre-	Post-		Post-
		Modification	Modification		Modification
		Outstanding	Outstanding		Outstanding
	Number	Recorded	Recorded	Number	Recorded
	of Loans	Investment	Investment	of Loans	Investment
(Dollars in Thousands, Unaudited)
Real estate loans:
One- to four-family	—	$—	$—	—	$—
Multi-family and commercial	—	—	—	—	—
Construction	—	—	—	1	3,164
Consumer loans	—	—		—	—
Commercial and industrial	—	—		—	—
Total	—	$—	$—	1	$3,164

NOTE 3 - LOANS (CONTINUED)

	As of and for the Nine Months Ended September 30, 2011
				TDRs that Defaulted in
				Current Period that
				were Restructured in
	Restructured Current Year to Date			the Prior Twelve Months
		Pre-	Post-		Post-
		Modification	Modification		Modification
		Outstanding	Outstanding		Outstanding
	Number	Recorded	Recorded	Number	Recorded
	of Loans	Investment	Investment	of Loans	Investment
	(Dollars in Thousands, Unaudited)
Real estate loans:
One- to four-family	—	$—	$—	—	$—
Multi-family and commercial	1	4,673	4,673	—	—
Construction	—	—		1	3,164
Consumer loans	—	—	—	—	—
Commercial and industrial	—	—	—	1	600
Total	1	$4,673	$4,673	2	$3,764

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty.  TDRs are included in impaired loans.  TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extension, and/or principal forgiveness.

TDRs totaled $12.1 million at September 30, 2011 of which $6.9 million were on accrual status.  The remaining $5.2 million related to two construction loans classified as nonperforming assets.  TDRs totaled $10.7 million at December 31, 2010, of which $8.6 million were on accrual status. The remaining $2.1 million related to a construction loan classified as a nonperforming asset.

Four of the commercial loans classified as a TDR at September 30, 2011, totaling $7.4 million, were classified as TDRs during 2010.  These loans were classified as TDRs because they matured during 2010 and the Bank extended the loans with uncertainty as to whether the borrowers could obtain similar financing from another financial institution at the time of the extension, thus representing the granting of a financial concession.  The Bank did not lower the interest rate on these loans.  As of September 30, 2011, three of the loans are performing as agreed and one of the loans in the amount of $3.2 million is currently in default.

The other commercial loan classified as a TDR at September 30, 2011, totaling $4.7 million, was first classified as a TDR during the three months ended March 31, 2011.  The loan was classified as a TDR as the Bank agreed to restructure the terms of the loan, which included reducing payments to interest only for a period of nine months and reducing the rate for the term of the interest only period. This loan is secured by partially owner occupied commercial property located in Chester County, Pennsylvania.  As of September 30, 2011, this loan is performing in accordance with its restructured terms and is no longer reported as delinquent.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of September 30, 2011 and December 31, 2010.

September 30, 2011 (Unaudited)

	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonperforming	Accruing	Impaired	Impaired
	Loans	TDRs	Loans	Loans	General	Total
	(in thousands)
Real estate loans:
One- to four-family	$1,336	$—	$—	$1,336	$411	$1,747
Multi-family and commercial	475	849	—	1,324	4,281	5,605
Construction	1,246	26	—	1,272	270	1,542
Consumer loans	372	—	—	372	345	717
Commercial and industrial	—	134	—	134	2,489	2,623
Unallocated	—	—	—	—	347	347
Total allowance for loan losses	$3,429	$1,009	$—	$4,438	$8,143	$12,581

December 31, 2010

	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonperforming	Accruing	Impaired	Impaired
	Loans	TDRs	Loans	Loans	General	Total
	(in thousands)

Real estate loans:
One- to four-family	$1,537	$2	$—	$1,539	$451	$1,990
Multi-family and commercial	195	70	—	265	4,022	4,287
Construction	2,447	258	195	2,900	360	3,260
Consumer loans	294	—	—	294	371	665
Commercial and industrial	—	196	—	196	1,848	2,044
Unallocated	—	—	—	—	197	197
Total allowance for loan losses	$4,473	$526	$195	$5,194	$7,249	$12,443

Loans on which the accrual of interest has been discontinued amounted to $20.6 million at September 30, 2011 and $26.6 million at December 31, 2010. If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $897,000 and $1.5 million for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. As of September 30, 2011, the Bank held $2.1 million in consumer loans that were past due 90 days or more and still accruing.  There were no loans past due 90 days or more and still accruing interest at December 31, 2010. There were $12.1 million and $10.7 million of loans classified as troubled debt restructurings as of September 30, 2011 and December 31, 2010, respectively.

NOTE 3 - LOANS (CONTINUED)

The following table sets forth past due loans by segment as of September 30, 2011 and December 31, 2010.

	At September 30,		At December 31,
	2011		2010
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(In thousands)		(In thousands)
One- to four-family real estate	$253	$392	$96	$144
Multi-family and commercial real estate	530	1,782	4,735
Construction real estate	—	—	—	—
Consumer	63	1,438	170	—
Commercial and industrial	—	—	—	—

Total	$846	$3,612	$5,001	$144

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

The following tables set forth criticized and classified loans by segment as of September 30, 2011 and December 31, 2010.

	At September 30, 2011
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total
	(In thousands)
Special mention loans	$—	$17,780	$1,308	$—	$704	$19,792
Substandard loans	6,770	12,038	9,391	480	4,277	32,956
Doubtful loans	—	—	—	—	—	—

Total criticized and classified loans	$6,770	$29,818	$10,699	$480	$4,981	$52,748

	At December 31, 2010
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total
	(In thousands)
Special mention loans	$—	$19,889	$114	$—	$1,099	$21,102
Substandard loans	10,812	6,745	16,614	365	5,937	40,473
Doubtful loans	—	—	—	—	—	—

Total criticized and classified loans	$10,812	$26,634	$16,728	$365	$7,036	$61,575

NOTE 3 — LOANS (CONTINUED)

As of September 30, 2011 and December 31, 2010, the Bank had one interest rate swap in the notional amount of $1.0 million to hedge a 15-year fixed rate loan, which was earning interest at 7.43%. The Bank is receiving a variable rate payment of one-month LIBOR plus 2.24% and pays fixed rate payments of 7.43%. The swap matures in April 2022 and had a fair value loss position of $216,000 at September 30, 2011 and $161,000 at December 31, 2010, with a corresponding gain on the related loan.

NOTE 4 — MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $54.8 million and $75.1 million at September 30, 2011 and 2010, respectively, and $65.7 million at December 31, 2010.

The following summarizes mortgage servicing rights for the nine months ended September 30, 2011 and 2010 (in thousands):

			Net
	Servicing	Valuation	Carrying
	Rights	Allowance	Value
Balance at December 31, 2010	$579	$(131)	$448
Additions	—	(41)	(41)
Amortization	(78)	—	(78)
Balance at September 30, 2011	$501	(172)	$329

Balance at December 31, 2009	$768	$(85)	$683
Reductions	—	(98)	(98)
Amortization	(120)	—	(120)
Balance at September 30, 2010	$648	$(183)	$465

At September 30, 2011, September 30, 2010 and December 31, 2010, the fair value of the mortgage servicing rights (“MSRs”) was $333,000, $475,000 and $462,000, respectively. The difference between fair value and carrying value is due to one tranche of mortgage servicing rights having a fair value greater than carrying value.  The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 5 — DEPOSITS

Deposits and their respective weighted average interest rate at September 30, 2011 and December 31, 2010 consist of the following (dollars in thousands):

	September 30,		December 31,
	2011		2010
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)

Noninterest-bearing demand accounts	—%	$78,307	—%	$70,990
NOW accounts	0.38	41,930	0.30	40,505
Money market accounts	0.38	131,511	0.47	148,904
Savings and club accounts	0.25	72,794	0.05	54,921
Certificates of deposit	2.04	341,980	2.44	396,443

	1.17%	$666,522	1.48%	$711,763

NOTE 6— BORROWINGS

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of September 30, 2011, the Bank had $125.7 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Interest Rate	Call Date	Rate if Called
	(in thousands)

July 2013	9,223	4.10%
December 2013	5,000	2.80%	December 2011	LIBOR + 1.04%
January 2015	15,200	3.49%
December 2015	5,000	3.06%	December 2011	LIBOR + 1.12%
November 2017	15,000	3.62%	November 2011	LIBOR + 0.10%
November 2017	15,000	3.87%	November 2011	LIBOR + 0.10%
December 2017	20,000	2.83%	December 2011	LIBOR + 0.11%
December 2018	5,000	3.15%	December 2012	LIBOR + 1.14%

	$89,423	3.41%

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

The Bank had a maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $382.8 million at September 30, 2011. Additionally, the Bank had a maximum borrowing capacity of $64.5 million with the Federal Reserve Bank of Philadelphia through the Discount Window at September 30, 2011.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in the amount of at least equal to 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  As of September 30, 2011, the Company’s minimum stock obligation was $6.4 million and maximum stock obligation was $12.0 million.

The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and has not paid a dividend through September 30, 2011.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks totaled $50.0 million at September 30, 2011.  These borrowings contractually mature with dates ranging from November 2014 through November 2018 and may be called by the lender based on the underlying agreements.  Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities below may differ from actual maturities.

NOTE 6 — BORROWINGS (CONTINUED)

Maturity	Interest
Date	Rate	Call Date	Amount
			(in thousands)

November 2014	3.60%	November 2011	$20,000
September 2018	3.40%	September 2012	10,000
September 2018	3.20%	September 2012	5,000
October 2018	3.15%	October 2011	5,000
October 2018	3.27%	October 2011	5,000
November 2018	3.37%	November 2013	5,000
	3.42%		$50,000

Mortgage backed securities with a fair value of $59.2 million at September 30, 2011 were pledged as collateral for these other borrowed funds.

As of September 30, 2011 and December 31, 2010, the Company had $24.0 million and $0, respectively, of short-term borrowings.  The short-term borrowings rate at September 30, 2011 ranged from 0.15% to 0.25%.  The short-term borrowings, which represent overnight borrowings, were obtained from a large commercial bank and a participant in the Federal Funds market.

NOTE 7 — STOCK BASED COMPENSATION

In 2007, stockholders approved the Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan provides that 769,083 shares of common stock may be issued in connection with the exercise of stock options and 307,633 shares of common stock may be issued as restricted stock.  In 2007, Old Fox Chase Bancorp’s Board of Directors approved the funding of a trust that purchased 307,395 shares of Bancorp’s common stock to fund restricted stock awards under the 2007 Plan.  The 307,395 shares were purchased by the trust at a weighted average cost of $12.18 per share.

In August 2011, stockholders approved the Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan provides that 685,978 shares of common stock may be issued in connection with the exercise of stock options and 274,391 shares of common stock may be issued as restricted stock; including performance based restricted stock.  In August 2011, the Board of Directors approved the funding of a trust that purchased 274,391 shares of Bancorp’s common stock to fund restricted stock awards under the 2011 Plan.  During the quarter ended September 30, 2011, 274,391 shares were purchased by the trust at a weighted average cost of $12.66 per share.

During the nine months ended September 30, 2011, the Company recorded $759,000 of stock based compensation expense in connection with the 2007 Plan and 2011 Plan, which was comprised of stock option expense of $321,000 and restricted stock expense of $438,000.

The following is a summary of the Bancorp’s stock option activity and related information for the 2007 Plan and 2011 Plan for the nine months ended September 30, 2011:

		Weighted
	Number of	Average
	Stock	Exercise
	Options	Price

Outstanding at December 31, 2010	692,178	$10.97
Granted	133,994	12.49
Exercised	(15,037)	10.69
Forfeited	(12,861)	10.52
Outstanding at September 30, 2011	798,274	$11.24
Exercisable at September 30, 2011	464,543	$11.24

NOTE 7 — STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of the Company’s unvested options as of September 30, 2011 and changes therein during the nine months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value
Unvested at December 31, 2010	343,997	$2.90
Granted	133,994	3.60
Exercised	—	—
Vested	(134,395)	2.99
Forfeited	(9,865)	2.79
Unvested at September 30, 2011	333,731	$3.15

Expected future expense relating to the 333,731 non-vested options outstanding as of September 30, 2011 is $961,000 over a weighted average period of 3.2 years.

During the nine months ended September 30, 2011, the fair value of the options granted in 2011 ranged from $3.36 to $4.60.  These values were estimated with the following assumptions:

Expected dividend yield	1.90% - 2.00%
Expected volatility	33.00% - 40.00%
Risk-free interest rate	1.21% - 2.51%
Expected option life in years	6.50

The following is a summary of the status of the Company’s restricted stock as of September 30, 2011 and changes therein during the nine months then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at December 31, 2010	117,431	$10.92
Granted	53,806	12.53
Vested	(48,470)	11.20
Forfeited	(791)	10.02
Unvested at September 30, 2011	121,976	$11.52

Expected future compensation expense relating to the 121,976 restricted shares at September 30, 2011 is $1.3 million over a weighted average period of 3.2 years.

During August 2011, the Company granted 10,668 shares of performance based restricted stock to certain executive officers of the Company.  The performance metrics to be evaluated during the performance period are (1) return on assets compared to peer group and (2) earnings growth rate compared to peer group.  On the third anniversary of the grant date, the Company’s level of performance relative to the performance metrics will be evaluated and the amount of awards will be determined.  50% of the awarded performance based stock will vest on the third anniversary of the grant, 25% will vest on the fourth anniversary of the grant, and 25% will vest on the fifth anniversary of the grant.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

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

Short-Term Borrowings

Fair value of short-term borrowings is equal to the amount payable at the reporting date as such amount is due and payable on the next day.

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

The estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30,		December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$5,459	$5,459	$38,314	$38,314
Available for sale securities:
Investment securities available-for-sale	24,343	24,343	32,671	32,671
Private label residential mortgage related security	129	129	166	166
Private label commercial mortgage related securities	9,094	9,094	11,767	11,767
Agency residential mortgage related securities	249,339	249,339	266,699	266,699
Held to maturity securities:
Agency mortgage related securities	45,517	46,309	51,835	50,817
Loans receivable, net	648,149	648,287	642,653	643,967
Federal Home Loan Bank stock	8,499	8,499	9,913	9,913
Accrued interest receivable	4,626	4,626	4,500	4,500
Mortgage servicing rights	329	333	448	462

Financial liabilities:
Savings and club accounts	72,794	72,794	54,921	54,921
Demand, NOW and money market deposits	251,748	251,748	260,399	260,399
Certificates of deposit	341,980	346,350	396,443	401,222
Short-term borrowings	24,000	24,000	—	—
Federal Home Loan Bank advances	89,423	96,906	122,800	129,522
Other borrowed funds	50,000	55,236	50,000	53,851
Accrued interest payable	435	435	580	580

Off-balance sheet instruments	—	1,487	—	1,238

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

Level 3—Valuations are derived from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classified three types of financial instruments as Level 3 as of September 30, 2011. The first instrument is a private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because they are not actively traded in securities markets. The second type of instrument includes three private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively traded in securities markets. The third instrument is a loan, which was recorded at fair value when the Company adopted ASC Topic 820 “Fair Value Measurements and Disclosures,” since lending credit risk is not an observable input for this individual commercial loan (see Note 3). The net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, in the private label CMO was $46,000 at September 30, 2011 and $393,000 at December 31, 2010. As of September 30, 2011 and December 31, 2010, all of the securities in the private label CMBS portfolio were at an unrealized gain position.  The unrealized gain on the loan was $216,000 and $161,000 at September 30, 2011 and December 31, 2010, respectively.

The following tables, which set forth the Company’s fair value measurements included in the financial statements at September 30, 2011 and December 31, 2010, include (1) investment securities and mortgage related securities available-for-sale; (2) the two financial instruments, associated with the interest rate swap agreement as discussed in Note 3; (3) tranches of MSRs where the fair value is less than the carrying value and are recorded at fair value; (4) partially charged-off loans and (5) other real estate owned.

The following measures were made on a recurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	As of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$6,551	$—	$6,551	$—
State and political subdivisions	1,873	—	1,873	—
Corporate securities	15,919	—	15,919	—
Private label residential mortgage related security	129	—	—	129
Private label commercial mortgage related securities	9,094	—	—	9,094
Agency residential mortgage related securities	249,339	—	249,339	—
Loan (1)	1,250	—	—	1,250
Swap contract (1)	(216)	—	(216)	—
Total	$283,939	$—	$273,466	$10,473

(1)                   Such financial instruments are recorded at fair value as further described in Note 3.

NOTE 8 — FAIR VALUE (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$6,521	$—	$6,521	$—
State and political subdivisions	7,279	—	7,279	—
Corporate securities	18,871	—	18,871	—
Private label residential mortgage related security	166	—	—	166
Private label commercial mortgage related securities	11,767	—	—	11,767
Agency residential mortgage related securities	266,699	—	266,699	—
Loan (1)	1,241	—	—	1,241
Swap contract (1)	(161)	—	(161)	—
Total	$312,383	$—	$299,209	$13,174

(1)                   Such financial instruments are recorded at fair value as further described in Note 3.

The following measures were made on a non-recurring basis as of September 30, 2011 and December 31, 2010:

The loans were partially charged off at September 30, 2011 and December 31, 2010.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included.

For other real estate owned, we used Level 3 inputs, which consist of appraisals. Other real estate owned is recorded on our balance sheet at fair value, net of costs to sell, when we obtain control of the property.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
As of September 30, 2011
Loans	$4,423	$—	$—	$4,423
Mortgage servicing rights	293	—	293	—
Other real estate owned	2,907	—	—	2,907
Total	$7,623	$—	$293	$7,330

As of December 31, 2010
Loans	$6,119	$—	$—	$6,119
Mortgage servicing rights	405	—	405	—
Other real estate owned	3,186	—	—	3,186
Total	$9,710	$—	$405	$9,305

NOTE 8 — FAIR VALUE (CONTINUED)

The following tables include a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3) for the periods of January 1, 2010 to September 30, 2010 and January 1, 2011 to September 30, 2011.

Nine-Months Ended September 30, 2011

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loan	Total
	(In thousands)
Beginning balance, January 1, 2011	$166	$11,767	$1,241	$13,174
Purchases	—	—	—	—
Sales	—	—	—	—
Payments received	(23)	(2,399)	(47)	(2,469)

Premium amortization, net	—	(11)	—	(11)
Increase (decrease) in unrealized gain (loss)	(14)	(263)	56	(221)
Reclassification to Level 3	—	—	—	—

Ending balance, September 30, 2011	$129	$9,094	$1,250	$10,473

Nine-Months Ended September 30, 2010

	Private	Private
	Label	Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loan	Total

Beginning balance, January 1, 2010	$195	$17,833	$1,259	$19,287
Purchases	—	—	—	—
Sales	—	(3,926)	—	(3,926)
Payments received	(62)	(2,278)	(39)	(2,379)
Discount accretion, net	—	111	—	111
Increase (decrease) in unrealized gain (loss)	37	235	92	364
Reclassification to Level 3	—	—	—	—

Ending balance, September 30, 2010	$170	$11,975	$1,312	$13,457

There were no purchases, sales, issuances or settlements in any Level 3 asset during the nine months ended September 30, 2011 or the year ended December 31, 2010.  Additionally, there were no transfers made between levels during the nine months ended September 30, 2011 or the year ended December 31, 2010.

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

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended September 30, 2011, and 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net income	$1,232	$692	$3,735	$1,851

Other comprehensive income (loss):

Unrealized holding (losses) gains arising during the period, net of tax (benefit) (three months ended September 30, 2011 and 2010, $(45) and $(627) and for nine months ended September 30, 2011 and 2010 $632 and $1,134, respectively)	(57)	(1,124)	1,142	1,961

Non-credit related unrealized loss on other-than temporary impaired securities (net of taxes of $16 for both the three and nine months ended September 30, 2011)	(30)	—	(30)	—

Less: Reclassification adjustment for net investment securities gains included in net income, net of taxes (three months ended September 30, 2011 and 2010, $0 and $667 and for nine months ended September 30, 2011 and 2010 $0 and $667, respectively)	—	1,296	—	1,296

Other comprehensive (loss) income	(87)	(2,420)	1,112	665

Comprehensive income (loss)	$1,145	$(1,728)	$4,847	$2,516

NOTE 10 — ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for Level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for Level 3 activity on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The Company adopted this ASU effective January 1, 2010.  Effective January 1, 2011 the Company adopted the requirements to provide the reconciliation for Level 3 activity on a gross basis.  The reconciliation was not shown as there were no purchases, sales, issuances or settlements in any Level 3 asset during the nine months ended September 30, 2011.  This ASU did not have a material effect on the Company’s financial position or results of operations.

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

NOTE 10 — ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The amendments are effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  Early adoption is permitted. This ASU has no effect on the Company’s financial position or results of operations as the Company did not modify any loans that were pooled for accounting purposes as of December 31, 2010 or as of September 30, 2011.

Accounting Standards Update (ASU) No. 2010-20 — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. Disclosures related to period-end information (e.g., credit quality information and the ending financing receivables balance segregated by impairment method) are effective in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of allowance for credit losses by portfolio segment) are effective in interim or annual periods beginning on or after December 15, 2010.  The Company has complied with the disclosures required as of December 31, 2010 and September 30, 2011.

Accounting Standards Update (ASU) No. 2011-01— Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-20.  The amendments in ASU 2011-01 temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. As a result of ASU No. 2011-02, the provisions of ASU No. 2011-01 are effective for the Company’s reporting period ending September 30, 2011.  The Company has complied with the disclosures required as of September 30, 2011.

Accounting Standards Update (ASU) No. 2011-02 A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The Company has evaluated the guidance included in this update and has determined that it does not result in any new troubled debt restructurings that should be reported as of September 30, 2011.

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

Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The provisions of ASU 2011-05 are intended to improve the comparability, consistency and transparency of financial reporting and to increase prominence of the items reported in other comprehensive income.  The amendments require that all nonowner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total comprehensive income.  ASU 2011-05 should be applied retrospectively and will be effective for the Company on January 1, 2012.  This update is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the sections titled “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2011, in the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2011 and its other Securities and Exchange Commission reports.

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

Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates or equity market declines. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income. See Note 2 to the consolidated financial statements for a schedule that shows gross unrealized losses, fair value of securities aggregated by security category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2011 and December 31, 2010, and Note 8 for a discussion related to the determination of fair value.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets decreased $64.1 million, or 5.8%, to $1.03 billion at September 30, 2011, compared to $1.10 billion at December 31, 2010. Cash and cash equivalents decreased $32.9 million from December 31, 2010 to September 30, 2011 as the Company used these funds and the funds from the maturity of securities to pay down $33.4 million of FHLB advances, including $30.0 million that matured in the third quarter, to fund deposit outflows as deposits decreased $45.2 million and fund loans of $5.5 million.  Mortgage related securities available-for-sale decreased $20.1 million, as cash repayments of $54.9 million were greater than purchases of $35.0 million during the nine months ended September 30, 2011. Investment related securities available-for-sale and mortgage related securities held-to-maturity decreased $8.3 million and $6.3 million, respectively, primarily due to principal payments and bond calls. Loans increased $5.5 million from December 31, 2010 to September 30, 2011. During the nine months ended September 30, 2011, the Bank’s multi-family and commercial real estate portfolio increased $25.9 million and the commercial and industrial portfolio increased $26.2 million as a result of new loan originations by the Bank’s commercial lending teams. The Bank’s commercial construction portfolio decreased $10.3 million, primarily due to the payment in full of a $5.7 million construction loan, and additional principal payments and charge-offs related to nonperforming commercial construction loans.  One-to four-family real estate loans decreased $29.3 million and consumer loans decreased $6.9 million due to our decision to reduce new originations on these types of loans as a result of the current economic and interest rate environment.

Deposits decreased $45.2 million, or 6.4%, from $711.8 million at December 31, 2010 to $666.5 million at September 30, 2011. Certificates of deposit decreased $54.5 million, or 13.7%, and money market accounts decreased $17.4 million, or 11.7%, from December 31, 2010 to September 30, 2011. These decreases were offset by increases in noninterest-bearing demand accounts of $7.3 million, or 10.3%, savings and club accounts of $17.9 million, or 32.5%, and NOW accounts of $1.4 million, or 3.5%, from December 31, 2010 to September 30, 2011. The decrease in certificates of deposit relates primarily to customer redemptions associated with certificates of deposit obtained during a pricing promotion offered in the first quarter of 2009. Specifically, during the first quarter of 2011, approximately $23.6 million of certificates of deposit with a rate of 3.50% matured.  This is the last maturity of certificates of deposit associated with the Bank’s first quarter 2009 certificate of deposit promotion.  The Bank did not offer any certificates of deposit promotions during the first half of 2011.  The decrease in money market deposits was primarily due to the Bank maintaining its money market rates at the midpoint of the market and not offering any promotional money market offers during the first nine months of 2011. The increase in savings and club accounts was primarily due to the introduction of the Fox Chase Advantage Savings product during the second quarter of 2011 which offered an introductory rate of 1.25% for three months for new deposits.  The increase in noninterest-bearing demand accounts was primarily due to deposits obtained from the Bank’s commercial borrowing relationships. Short-term borrowings increased by $24.0 million as the Bank obtained overnight borrowings from a large commercial bank and a participant in the Federal Funds Market at rates ranging from 0.15% to 0.25%.  Federal Home Loan Bank advances decreased $33.4 million, or 27.2%, from $122.8 million at December 31, 2010 to $89.4 million at September 30, 2011 due to $30.0 million in advances maturing in the quarter as well as principal amortization on two advances.

Stockholders’ equity decreased $8.3 million to $197.4 million at September 30, 2011 compared to $205.7 million at December 31, 2010 primarily due to the repurchase of 789,800 shares of treasury stock at a cost of $10.4 million as well as the funding of the 2011 Equity Incentive Plan, whereby a trustee purchased 274,391 shares of stock in the open market to fund grants of restricted stock at a cost of $3.5 million, and payments of dividends totaling $863,000.  These uses of stockholders’ equity were offset by net income of $3.7 million for the nine months ended September 30, 2011, an increase of $1.1 million in other comprehensive income, stock-based compensation of $1.4 million and issuance of common stock related to exercised stock options of $162,000.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2011 and 2010

General. Net income increased $540,000, or 78.0%, to $1.2 million for the three months ended September 30, 2011, compared to $692,000 for the three months ended September 30, 2010. The increase in net income was due to a decrease of $1.9 million in the provision for loan losses and an increase in net interest income of $1.0 million offset by a decrease in noninterest income of $1.9 million, an increase in income tax expense of $298,000 and an increase in noninterest expense of $132,000.  The decrease in noninterest income was primarily the result of a decrease of $2.1 million in net investment securities gains.

Net income increased $1.9 million, or 101.8%, to $3.7 million for the nine months ended September 30, 2011, compared to $1.9 million for the nine months ended September 30, 2010. The increase in net income was due to an increase in net interest income of $3.3 million and a decrease of $1.9 million in the provision for loan losses, offset by a decrease in noninterest income of $1.8 million, an increase of $1.0 million in income tax expense and an increase of $528,000 in noninterest expense.  The decrease in noninterest income was primarily the result of a decrease of $2.3 million in net investment securities gains.

Net Interest Income. Net interest income increased $1.0 million, or 14.8%, to $8.1 million for the three months ended September 30, 2011 compared to $7.0 million for the same period in 2010 primarily due to a decrease in interest expense of $1.8 million offset by a $779,000 decrease in total interest income. The decrease in interest expense was primarily due to a decrease in average total interest-bearing liabilities of $172.9 million and a decrease in the average cost of interest-bearing liabilities from 2.28% to 1.85%.  The decrease in the average balance was primarily due to a $177.4 million decrease in the average balances of money market accounts and certificates of deposit.  The decrease in the average cost of interest-bearing liabilities was primarily due to a reduction in overall interest rate environment during 2010 and 2011 and the maturities of higher rate certificates of deposit and reduced rates on other deposit products which led to a reduction in the cost of interest-bearing deposits from 1.96% to 1.40%. The average balance of noninterest-bearing deposits increased $18.2 million, or 24.9%, to $91.4 million for the three months ended September 30, 2011 compared to $73.2 million for the same period in 2010, primarily due to deposits obtained from the Bank’s commercial borrowing relationships.  The decrease in interest income was primarily due to a decrease in average interest-earning assets from a reduction in interest-earning demand deposits of $109.1 million, mortgage related securities of $22.6 million and residential and consumer loans of $48.5 million and $13.1 million, respectively.  In addition, there was a reduction in yield on mortgage related securities from 3.18% to 3.07% due to new purchases having lower yields than the existing portfolio, a reduction in the yield on residential loans from 5.22% to 5.02% and a reduction in yield on consumer loans from 5.94% to 5.73%.

Net interest income increased $3.3 million, or 16.5%, to $23.5 million for the nine months ended September 30, 2011 compared to $20.1 million for the same period in 2010 primarily due to a decrease in interest expense of $6.0 million offset by a $2.7 million decrease in interest income. The decrease in interest expense was primarily due to a decrease in average total interest-bearing liabilities of $178.3 million and a decrease in the average cost of interest-bearing liabilities from 2.44% to 1.95%.  The decrease in the average balance was primarily due to a $180.2 million decrease in the average balances of money market accounts and certificates of deposit.  The decrease in the average cost of interest-bearing liabilities was primarily due to a reduction in the overall interest rate environment during 2010 and 2011 and maturities of higher rate certificates of deposit and reduced rates on other deposit products which led to a reduction in the cost of interest-bearing deposits from 2.16% to 1.49%. The average balance of noninterest-bearing deposits increased $22.8 million, or 33.9%, to $90.0 million for the nine months ended September 30, 2011 compared to $67.2 million for the same period in 2010, primarily due to deposits obtained from the Bank’s commercial borrowing relationships.  The decrease in interest income was primarily due to a decrease in average interest-earning assets from a reduction in interest-earning demand deposits of $49.1 million, mortgage related securities of $40.3 million and residential and consumer loans of $40.9 million and $13.7 million, respectively.  In addition, there was a reduction in yield on mortgage related securities from 3.44% to 3.14% due to new purchases having lower yields than the existing portfolio, a reduction in the yield on residential loans from 5.27% to 5.01% and a reduction in yield on consumer loans from 5.95% to 5.89%.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2011 and 2010. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011			2010			2011			2010
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)						(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$28,268	$16	0.22%	$137,373	$86	0.25%	$40,141	$69	0.23%	$89,233	$249	0.37%
Mortgage-related securities
Available-for-sale	268,606	2,240	3.34%	338,400	2,691	3.18%	276,119	6,993	3.38%	365,720	9,438	3.44%
Held-to-maturity	47,209	185	1.56%	—	—	—	49,268	658	1.78%	—	—	—
Total mortgage-related securities	315,815	2,425	3.07%	338,400	2,691	3.18%	325,387	7,651	3.14%	365,720	9,438	3.44%
Taxable securities	31,516	116	1.47%	32,823	142	1.73%	32,464	380	1.56%	25,820	315	1.63%
Nontaxable securities	2,105	28	5.30%	8,206	84	4.09%	4,767	165	4.62%	8,538	257	4.02%
Loans (1):
Residential loans	215,787	2,707	5.02%	264,320	3,448	5.22%	225,682	8,480	5.01%	266,586	10,535	5.27%
Commercial loans	387,128	5,601	5.66%	344,908	5,002	5.67%	368,607	15,813	5.66%	325,895	13,864	5.61%
Consumer loans	49,754	713	5.73%	62,813	932	5.94%	51,713	2,286	5.89%	65,379	2,918	5.95%
Total Loans	652,669	9,021	5.45%	672,041	9,382	5.52%	646,002	26,579	5.45%	657,860	27,317	5.51%
Allowance for loan losses	(12,834)			(12,005)			(12,851)			(11,304)
Net loans	639,835	9,021		660,036	9,382		633,151	26,579		646,556	27,317
Total interest-earning assets	1,017,539	11,606	4.46%	1,176,838	12,385	4.13%	1,035,910	34,844	4.41%	1,135,867	37,576	4.35%
Noninterest-earning assets	44,186			47,787			42,140			47,476
Total assets	$1061,725			$1,224,625			$1,078,050			$1,183,343
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$174,336	192	0.44%	$219,365	312	0.57%	$175,964	570	0.43%	$220,820	1,286	0.78%
Savings accounts	72,707	49	0.27%	53,777	7	0.05%	64,750	95	0.20%	54,009	37	0.09%
Certificates of deposit	349,936	1,858	2.11%	482,335	3,415	2.81%	366,267	6,104	2.23%	501,588	11,208	2.99%
Total interest-bearing deposits	596,979	2,099	1.40%	755,477	3,734	1.96%	606,981	6,769	1.49%	776,417	12,531	2.16%
Short-term borrowings	2,116	2	0.29%	—	—	0.00%	705	2	0.30%	—	—	0.00%
FHLB advances	108,085	1,007	3.64%	124,590	1,194	3.75%	117,244	3,314	3.73%	126,789	3,602	3.75%
Other borrowed funds	50,000	437	3.42%	50,000	437	3.42%	50,000	1,296	3.42%	50,000	1,296	3.42%
Total borrowings	160,201	1,446	3.53%	174,590	1,631	3.65%	167,949	4,612	3.62%	176,789	4,898	3.65%
Total interest-bearing liabilities	757,180	3,545	1.85%	930,067	5,365	2.28%	774,930	11,381	1.95%	953,206	17,429	2.44%
Noninterest-bearing deposits	91,414			73,206			90,021			67,244
Other noninterest-bearing liabilities	9,176			14,155			6,686			9,334
Total liabilities	857,770			1,017,428			871,637			1,029,784
Stockholders’ equity	195,957			197,571			199,263			145,232
Accumulated comprehensive income	7,998			9,626			7,150			8,327
Total stockholder’s equity	203,955			207,197			206,413			153,559
Total liabilities and stockholders’ equity	$1,061,725			$1,224,625			$1,078,050			$1,183,343

Net interest income		$8,061			$7,020			$23,463			$20,147
Interest rate spread			2.61%			1.85%			2.46%			1.91%
Net interest margin			3.10%			2.35%			2.96%			2.33%
Average interest-earning assets to average interest-bearing liabilities			134.39%			126.53%			133.68%			119.16%

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

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Compared to			Compared to
	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$(2)	$(68)	$(70)	$(43)	$(137)	$(180)
Mortgage-related securities
Available-for-sale	105	(556)	(451)	(132)	(2,313)	(2,445)
Held-to-maturity	—	185	185	—	658	658
Total mortgage-related securities	105	(371)	(266)	(132)	(1,655)	(1,787)
Taxable securities	(21)	(5)	(26)	(17)	82	65
Nontaxable securities	6	(62)	(56)	21	(113)	(92)
Loans:
Residential loans	(108)	(633)	(741)	(439)	(1,616)	(2,055)
Commercial loans	(12)	611	599	133	1,816	1,949
Consumer loans	(26)	(193)	(219)	(22)	(610)	(632)
Total loans	(146)	(215)	(361)	(328)	(410)	(738)
Total interest-earning assets	(58)	(721)	(779)	(499)	(2,233)	(2,732)

Interest Expense:
NOW and money market deposits	(56)	(64)	(120)	(454)	(262)	(716)
Savings accounts	40	2	42	51	7	58
Certificates of deposit	(620)	(937)	(1,557)	(2,081)	(3,023)	(5,104)
Total interest-bearing deposits	(636)	(999)	(1,635)	(2,484)	(3,278)	(5,762)

Short-term borrowings	—	2	2	—	2	2
FHLB advances	(29)	(158)	(187)	(18)	(270)	(288)
Other borrowed funds	—	—	—	—	—	—
Total borrowings	(29)	(156)	(185)	(18)	(268)	(286)
Total interest-bearing liabilities	(665)	(1,155)	(1,820)	(2,502)	(3,546)	(6,048)

Net change in net interest income	$607	$434	$1,041	$2,003	$1,313	$3,316

Provision for Loan Losses. The Company recorded a provision for loan losses of $1.0 million and $2.9 million for the three and nine months ended September 30, 2011, respectively compared to $2.9 million and $4.9 million for the three and nine months ended September 30, 2010, respectively. The decrease in the provision for the three and nine months ended September 30, 2011 was primarily due to the decline in the Company’s nonperforming assets as outlined in the following table and a reduction in delinquent loans.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At September 30,	At December 31,
	2011	2010
	(Dollars in thousands)
	(Unaudited)
Nonperforming Loans:
One- to four-family real estate	$6,771	$10,813
Multi-family and commercial real estate	3,988	6,180
Construction	9,391	9,279
Consumer	479	365
Commercial and industrial	—	—
Total	20,629	26,637

Accruing loans past due 90 days or more:
Consumer (1)	2,117	—
Total	2,117	—
Total of nonperforming loans and accruing loans 90 days or more past due	$22,746	$26,637

Other real estate owned	2,907	3,186
Total nonperforming assets	$25,653	$29,823

Total nonperforming loans and accruing loans past due 90 days or more to total loans	3.44%	4.07%
Total nonperforming loans to total assets	2.21	2.43
Total nonperforming assets to total assets	2.49	2.72

Impaired Loans:
Nonperforming loans	$20,629	$26,637
Troubled debt restructurings	6,856	8,617
Other impaired loans	—	3,894
Total impaired loans	$27,485	$39,148

(1)          Accruing loans 90 days or more past due includes $2.1 million related to three consumer finance loans that matured during the September 2011 quarter and are currently in the process of being sold or liquidated.  Management anticipates the loans will be paid off in full and accordingly, such loans are not considered impaired at September 30, 2011.

The following table sets forth our nonaccrual loans by state and loan segment at September 30, 2011 and December 31, 2010. Table does not include accruing loans past due 90 days or more.

September 30, 2011

			Multi Family
	One- to Four-		and						Commercial
	Family Real		Commercial Real						and
	Estate		Estate		Construction		Consumer		Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)
Pennsylvania	8	$5,539	3	$810	2	$5,215	3	$55	—	$—	16	$11,619
New Jersey	5	1,232	3	1,933	2	4,176	4	424	—	—	14	7,765
Delaware	—	—	1	1,245	—	—	—	—	—	—	1	1,245

Total	13	$6,771	7	$3,988	4	$9,391	7	$479	—	$—	31	$20,629

December 31, 2010

Multi Family
	One- to Four-		and						Commercial
	Family Real		Commercial Real						and
	Estate		Estate		Construction		Consumer		Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
(Dollars in thousands)
Pennsylvania	7	$5,735	2	$658	2	$2,866	1	$10	—	$—	12	$9,269
New Jersey	7	5,078	5	5,522	2	6,413	2	355	—	—	16	17,368
Delaware	—	—	—	—	—	—	—		—	—	—	—

Total	14	$10,813	7	$6,180	4	$9,279	3	$365	—	$—	28	$26,637

The following table provides a rollforward of our nonperforming assets, by loan segment and other real estate owned, from December 31, 2010 to September 30, 2011.

						Transfer
	At	Additional			Net	To Other	At
	December	Non-	Return to	Payments	Charge-offs/	Real	September
	31,	Performing	Accrual	Received,	Valuation	Estate	30,
	2010	Assets, Net	Status	Net	Allowances	Owned	2011
	(Dollars in thousands)

Nonperforming loans
One- to four-family real estate	$10,813	$403	$—	$(3,689)	$(568)	$(188)	$6,771
Multi-family and commercial real estate	6,180	2,110	—	(3,198)	(156)	(948)	3,988
Construction	9,279	3,519	—	(1,554)	(1,510)	(343)	9,391
Consumer	365	123	—	(9)	—	—	479
Commercial and industrial	—	596	—	—	(596)	—	—
Total	26,637	6,751	—	(8,450)	(2,830)	(1,479)	20,629
Other real estate owned	3,186	10		(1,358)	(410)	1,479	2,907
Total nonperforming assets	$29,823	$6,761	$—	$(9,808)	$(3,240)	$—	$23,536

At September 30, 2011, nonperforming assets were comprised of the following:

•                  Four construction loans for residential developments, the largest of which was a $3.2 million loan collateralized by a residential housing development in Montgomery County, Pennsylvania.  The three other nonaccrual construction loans totaled $6.2 million at September 30, 2011 and are collateralized by (1) a residential housing development in Cape May County, New Jersey; (2) land and improvements associated with a residential housing development in Chester County, Pennsylvania; and (3) a condominium project in Atlantic County, New Jersey.

•                  Seven multi-family and commercial real estate loans, the largest of which was a $1.6 million loan secured by a hotel in Cape May County, New Jersey.

•                  Thirteen one-to four-family loans, the largest of which is a $4.9 million loan secured by a residential home in Montgomery County, Pennsylvania.

•                  Seven consumer loans, each of which is secured by a second or third mortgage position.

•                  Six properties in other real estate owned, the largest of which is a single family residential development located in Atlantic County, New Jersey.  The five other real estate owned properties totaled $1.4 million at September 30, 2011 and are collateralized by (1) a single family residential home in Atlantic County, New Jersey; (2) a single family residential home in Cape May County, New Jersey; (3) a commercial property in Atlantic County, New Jersey; (4) a single family residential home in Montgomery County, Pennsylvania and (5) and an apartment building in Chester County, Pennsylvania.

The allowance for loan losses consists of an allowance on impaired loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the losses on the entire portfolio.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,		At December 31,
	2011		2010
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(In thousands)		(In thousands)
One- to four-family real estate	$253	$392	$96	$144
Multi-family and commercial real estate	530	1,782	4,735
Construction real estate	—	—	—	—
Consumer	63	1,438	170	—
Commercial and industrial	—	—	—	—

Total	$846	$3,612	$5,001	$144

At September 30, 2011, delinquent loans were comprised of twelve different loan relationships. The largest delinquent loan relationship was a $1.8 million warehouse line of credit and term facility secured primarily by real estate properties in Pennsylvania and Maryland.  The loans are current as to payments due as of September 30, 2011 however, the loans are 60 days past maturity and the borrower is currently in Chapter 11 bankruptcy reorganization.

Consumer loans past due 60-89 days includes three consumer loans totaling $1.4 million that matured during the September 2011 quarter and are currently in the process of being sold or liquidated.  Management anticipates the loans will be paid off in full.

Total delinquent loans decreased by $687,000 to $4.5 million at September 30, 2011 as compared to $5.1 million at December 31, 2010.  The decrease was primarily due to a $4.7 million commercial real estate loan, which was also classified as a TDR at March 31, 2011 (see following paragraphs discussing TDRs), performing under its restructured terms, offset by the addition of $2.3 million to the multi-family and commercial real estate delinquencies, a $405,000 increase in residential delinquencies and a $1.3 million increase in consumer loan delinquencies.

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty.  TDRs are included in impaired loans.  TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extension, and/or principal forgiveness.

TDRs totaled $12.1 million at September 30, 2011 of which $6.9 million were on accrual status.   The remaining $5.2 million related to two construction loans classified as nonperforming assets.  TDRs totaled $10.7 million at December 31, 2010, of which $8.6 million were on accrual status. The remaining $2.1 million related to a construction loan classified as a nonperforming asset.

Four of the commercial loans classified as a TDR at September 30, 2011, totaling $7.4 million, were classified as TDRs during 2010.  These loans were classified as TDRs because they matured during 2010 and the Bank extended the loans with uncertainty as to whether the borrowers could obtain similar financing from another financial institution at the time of the extension, thus representing the granting of a financial concession.  The Bank did not lower the interest rate on these loans.  As of September 30, 2011, three of the loans are performing as agreed and one of the loans in the amount of $3.2 million is currently in default.

The other commercial loan classified as a TDR at September 30, 2011, totaling $4.7 million, was first classified as a TDR during the three months ended March 31, 2011.  The loan was classified as a TDR as the Bank agreed to restructure the terms of the loan, which included reducing payments to interest only for a period of nine months and reducing the rate for the term of the interest only period. This loan is secured by partially owner occupied commercial property located in Chester County, Pennsylvania.  As of September 30, 2011, this loan is performing in accordance with its restructured terms and is no longer reported as delinquent.

The decrease in “Other impaired loans” from December 31, 2010 to September 30, 2011 is a result of the Bank modifying a $3.9 million construction loan, which has a total commitment of $5.5 million, during the quarter ended June 30, 2011.  The loan is secured by land and homes in a retirement community in Delaware, and was classified as impaired at December 31, 2010 as the loan matured in February 2011 and it was unlikely the borrower would be able to pay the loan off in full, as contractually due at maturity. This loan is on accrual status as of September 30, 2011 as the borrower (1) has demonstrated a history of making payments as contractually due and is current as of September 30, 2011, (2) has provided evidence supporting the ability to make payments for the foreseeable future, and (3) a recent appraisal indicates the borrower has equity in the underlying property.  Additionally, the Bank evaluated the renegotiated loan and determined that the modification did not represent a TDR as the borrower is not considered to be experiencing financial difficulty and was not granted a concession.

Noninterest Income. The following table summarizes noninterest income for the three and nine months ended September 30, 2011 and 2010.

	Three Months				Nine Months
	Ended September 30,		$	%	Ended September 30,		$	%
	2011	2010	Change	Change	2011	2010	Change	Change
	(Dollars in thousands)

Service charges and other fee income	$428	$248	$180	72.6%	$1,207	$757	$450	59.4%
Net gain on sale of premises and equipment	—	6	(6)	(100.0)	—	6	(6)	(100.0)
Net gain on sale of other real estate owned	57	—	57	100.0	77	—	77	100.0
Impairment loss on real estate held for investment	(110)	—	(110)	(100.0)	(110)	—	(110)	(100.0)
Income on bank-owned life insurance	119	119	—	—	349	352	(3)	(0.9)
Other	133	57	76	133.3	222	152	70	46.1
Total other than temporary impairment loss	(206)	—	(206)	(100.0)	(407)	—	(407)	(100.0)
Less: Portion of loss recognized in other comprehensive income (before taxes)	46	—	46	100.0	46	—	46	100.0
Net other-than-temporary impairment loss	(160)	—	(160)	(100.0)	(361)	—	(361)	(100.0)
Net gains on sale of investment securities	—	1,963	(1,963)	(100.0)	—	1,963	(1,963)	(100.0)
Net investment securities (losses) gains	(160)	1,963	(2,123)	(108.2)	(361)	1,963	(2,324)	(118.4)

Total Noninterest Income	$467	$2,393	$(1,926)	(80.5)%	$1,384	$3,230	$(1,846)	(57.2)%

Service charges and other fee income increased $180,000, or 72.6% for the three months ended September 30, 2011 compared to the same period in 2010, primarily due to an increase in commercial loan fees of $132,000, cash management fees of $39,000 and loan servicing income of $11,000.  The increase in commercial loan fees was primarily due to an increase in commercial customer fees, which included an increase in unused lines and letters of credit fees of $145,000. The increase in cash management fees was due to an increase in commercial customer usage.  Loan servicing income increased primarily due to reduced amortization expense as mortgage loan repayments slowed offset by a higher valuation adjustment on the Bank’s mortgage servicing rights.  Other income increased by $76,000 primarily as a result of an increase of $53,000 of income earned on the Bank’s investment in Philadelphia Mortgage Advisors, Inc. due to higher volume of mortgage loans sold. These increases were also offset by an other-than-temporary credit impairment loss recognized on a private label residential mortgage related security of $160,000 and impairment loss on real estate held for investment of $110,000 during the three months ended September 30, 2011.

Service charges and other fee income increased $450,000, or 59.4% for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to an increase in commercial loan fees of $279,000, cash management fees of $130,000 and loan servicing income of $60,000.  The increase in commercial loan fees was primarily due to an increase in commercial customer fees, which included an increase in unused lines and letters of credit fees of $219,000 and an increase in international banking transaction fees of $70,000.  The increase in cash management fees was due to an increase in commercial customer usage.  Loan servicing income increased primarily due to a lower valuation adjustment on the Bank’s mortgage servicing rights. Other income increased by $70,000 primarily as a result of an increase of $49,000 of income earned on the Bank’s investment in Philadelphia Mortgage Advisors, Inc. due to higher volume of mortgage loans sold. These increases were also offset by an other-than-temporary credit impairment loss recognized on a private label residential mortgage related security of $361,000 and impairment loss on real estate held for investment of $110,000 during the nine months ended September 30, 2011.

Noninterest Expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2011 and 2010.

	Three Months				Nine Months
	Ended September 30,		$	%	Ended September 30,		$	%
	2011	2010	Change	Change	2011	2010	Change	Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$3,297	$3,070	$227	7.4%	$9,678	$9,016	$662	7.3%
Occupancy expense	457	455	2	0.4	1,388	1,394	(6)	(0.4)
Furniture and equipment expense	107	113	(6)	(5.3)	314	346	(32)	(9.2)
Data processing costs	439	408	31	7.6	1,277	1,237	40	3.2
Professional fees	410	307	103	33.6	1,245	924	321	34.7
Marketing expense	95	75	20	26.7	240	241	(1)	(0.4)
FDIC premiums	170	343	(173)	(50.4)	682	1,116	(434)	(38.9)
Provision for loss on other real estate owned	310	345	(35)	(10.1)	410	379	31	8.2
Other real estate owned expense	5	46	(41)	(89.1)	49	75	(26)	(34.7)
Other	400	396	4	1.0	1,185	1,212	(27)	(2.2)

Total Noninterest Expense	$5,690	$5,558	$132	2.4%	$16,468	$15,940	$528	3.3%

Noninterest expense increased $132,000 for the three months ended September 30, 2011 primarily due to the following:  Salaries, benefits and other compensation increased $227,000 primarily as a result of increased employee stock ownership benefits implemented in conjunction with the Bank’s mutual-to-stock conversion in the second quarter of 2010 and higher incentive compensation accruals.  Professional fees increased $103,000 primarily due to incremental legal costs associated with the Bank’s nonperforming assets as well as other consulting costs.  FDIC premiums decreased $173,000 due to lower deposit balances, a lower assessment rate as well as the FDIC implementing a new assessment process beginning April 2011.

Noninterest expense increased $528,000 for the nine months ended September 30, 2011 primarily due to the following:  Salaries, benefits and other compensation increased $662,000 primarily as a result of increased employee stock ownership benefits implemented in in conjunction with the Bank’s mutual-to-stock conversion in the second quarter of 2010 and higher incentive compensation accruals.  Professional fees increased $321,000 primarily due to incremental legal costs associated with the Bank’s nonperforming assets as well as other consulting costs.  Provision for loss on other real estate owned increased $31,000 as a result of an additional impairment on two properties owned by the Bank.  FDIC premiums decreased $434,000 due to lower deposit balances, a lower assessment rate as well as the FDIC implementing a new assessment process beginning April 2011.

Income Taxes. The income tax provision for the three and nine months ended September 30, 2011 was $572,000 and $1.7 million, respectively compared to $274,000 and $731,000 for the three and nine months ended September 30, 2010, respectively. The Bancorp’s effective income tax rate was 31.7% for both the three and nine months ended September 30, 2011, respectively, compared to 28.4% and 28.3% for the three and nine months ended September 30, 2010, respectively. The increase in the effective tax rate is due to tax exempt income representing a smaller relative portion of pre-tax income during the three and nine months ended September 30, 2011 as compared to the same periods in 2010.

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

The following table presents certain of our contractual obligations as of September 30, 2011 and December 31, 2010.

		Payments Due by Period
			One to
		Less Than	Three	Three to	More Than
Contractual Obligations	Total	One Year	Years	Five Years	Five Years
	(In thousands)
At September 30, 2011
Operating lease obligations (1)	$416	$416	$—	$—	$—
FHLB advances and other borrowings (2)	187,054	33,391	31,624	32,661	89,378
Other long-term obligations (3)	3,683	1,729	1,954	—	—
Total	$191,153	$35,536	$33,578	$32,661	$89,378

At December 31, 2010
Operating lease obligations (1)	$748	$473	$275	$—	$—
FHLB advances and other borrowings (2)	201,046	40,347	32,220	36,943	91,536
Other long-term obligations (3)	4,876	1,785	3,091	—	—
Total	$206,670	$42,605	$35,586	$36,943	$91,536

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $5.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $282.9 million at September 30, 2011.   In addition, at September 30, 2011, we had the ability to borrow a total of approximately $382.8 million from the FHLB of which we had $89.4 million outstanding.  As of September 30, 2011, the Bank also had a maximum borrowing capacity of $64.5 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  At September 30,

2011, we had $198.2 million in loan commitments outstanding, which consisted of $816,000 of mortgage loan commitments, $20.6 million in home equity and consumer loan commitments, $165.6 million in commercial loan commitments and $11.2 million in standby letters of credit.

Certificates of deposit due within one year of September 30, 2011 totaled $183.4 million, representing 53.6% of certificates of deposit at September 30, 2011, an increase from 44.6% at December 31, 2010. We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. Depending on the liquidity position of the Company, we may implement marketing and pricing strategies that we believe will help retain a significant portion of these maturities, as needed. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012.

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

	Nine Months
	Ended	Year Ended
	September 30, 2011	December 31, 2010
	(In thousands)
Investing activities:
Loan originations	$(415,220)	$(396,841)
Other decreases in loans	431,626	405,707
Purchase of loans	(6,460)	(18,724)
Purchase of loan participations	(21,784)	(9,064)
Security purchases	(35,031)	(118,616)
Security sales	—	36,480
Security maturities, calls and principal repayments	68,763	139,062
Financing activities:
Changes in deposits	(45,241)	(146,514)
Net increase in short-term borrowings	24,000	—
Net decrease in FHLB advances	(33,377)	(14,365)
Issuance of stock for vested options	162	—
Cash dividends paid	(863)	—
Merger of Fox Chase MHC	—	107
Net Proceeds from common stock offering	—	81,169
Acquisition of common stock for ESOP	—	(3,485)
Acquisition of common stock for equity incentive plan	(3,474)	—
Purchase of treasury stock	(10,398)	—

The Bancorp is a separate entity and apart from the Bank and must provide for its own liquidity. As of September 30, 2011, the Bancorp had $28.1 million in cash and cash equivalents compared to $42.6 million as of December 31, 2010.  Substantially all of the Bancorp’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in June 2010.  In addition to its operating expenses, Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (and prior to its elimination on July 21, 2011, the Office of Thrift Supervision), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” under applicable regulatory guidelines as of September 30, 2011 and December 31, 2010:

	Ratio	Minimum to be Well Capitalized
September 30, 2011:
Total risk-based capital (to risk-weighted assets)	24.28%	≥10.0%
Tier 1 capital (to risk-weighted assets)	23.27%	≥ 6.0%
Tier 1 capital (to adjusted assets)	14.95%	≥ 5.0%

	Ratio	Minimum to be Well Capitalized
December 31, 2010:
Total risk-based capital (to risk-weighted assets)	23.76%	≥10.0%
Tier 1 capital (to risk-weighted assets)	22.53%	≥ 6.0%
Tier 1 capital (to adjusted assets)	13.60%	≥ 5.0%

Total stockholders’ equity to total assets was 19.1% at September 30, 2011 and 18.8% at December 31, 2010.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will likely continue to have an adverse impact on our return on equity until such funds can be deployed into higher yielding assets. The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

The Company paid a cash dividend of $0.02 per common share during each of the first three quarters in 2011. On April 27, 2011, the Board of Directors approved a 10% stock repurchase plan.  Such plan began on June 30, 2011, as permitted, after the one-year anniversary of the Company’s mutual-to-stock conversion to a public company.  The Company repurchased 789,800 shares, or $10.4 million, of treasury stock during the nine months ended September 30, 2011.

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

For the period ended September 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2011, there has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 14, 2011, which could materially affect our business, financial condition and/or operating results.  As of September 30, 2011, the risk factors of the Company have not changed materially from those reported in the Form 10-K, except as described above.  The risks described in the Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table provides certain information with regard to shares repurchased by the Company in the third quarter of 2011:

			Total Number
			of Shares
			Purchased	Maximum
	Total		as Part of	Number of Shares
	Number of	Average	Publicly	that May Yet be
	Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	Per Share	Programs (1)	the Plans or Programs (1)

July 1, 2011 through July 31, 2011	290,000	$13.58	290,000	1,165,038

August 1, 2011 through August 31, 2011	383,000	$13.04	383,000	782,038

September 1, 2011 through September 30, 2011	116,800	$12.32	116,800	665,238

Total	789,800	$13.13	789,800

(1)          On April 27, 2011, the Company announced a repurchase program under which, beginning on June 30, 2011, it would repurchase up to 10% of the then-outstanding shares of the Company’s common stock (1,455,038 shares) from time to time, depending on market conditions (the “April Plan”). On October 26, 2011, the Board of Directors approved an additional stock repurchase plan (the “October 2011 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (683,966 shares).  Repurchases under the October 2011 Plan would begin subsequent to completion of purchases under the April 2011 Plan, subject to market conditions and other factors.  Each repurchase program would continue until it is completed or terminated by the Company’s Board of Directors.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Fox Chase Bancorp, Inc. (1)
3.2	Bylaws of Fox Chase Bancorp, Inc. (1)
4.0	Stock Certificate of Fox Chase Bancorp, Inc. (1)
10.0	Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 as initially filed with the Securities and Exchange Commission on March 12, 2010.
(2)	Incorporated by reference into this document from Appendix A to the Company’s 2011 Annual Meeting Proxy Statemnt as filed of July 5, 2011.
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated: November 7, 2011	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: November 7, 2011	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial and accounting officer)