Form 10-K
period 2011-12-31
Fox Chase Bancorp Inc
filed 2012-03-12
CIK 1485176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-54025

FOX CHASE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	35-2379633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4390 Davisville Road, Hatboro, Pennsylvania	19040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 682-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2011 was approximately $188.2 million. Solely for purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be held by affiliates.

The number of shares outstanding of the registrant’s common stock as of March 1, 2012 was 12,869,263.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2012 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K by reference.

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Fox Chase Bancorp, Inc. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Fox Chase Bancorp, Inc.’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Fox Chase Bancorp, Inc. and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the credit quality and composition of the loan and investment portfolios, deposit flows, competition, demand for loan products and for financial services in Fox Chase Bancorp, Inc.’s market area, changes in real estate market values in Fox Chase Bancorp, Inc.’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this annual report titled “Risk Factors.”

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

Financial information presented in this annual report is derived in part from the consolidated financial statements of Fox Chase Bancorp, Inc. and subsidiaries on and after June 29, 2010 and from the consolidated financial statements of Old Fox Chase Bancorp and subsidiaries prior to June 29, 2010.

Bancorp’s business activities consist of the ownership of the Bank’s capital stock, making loans to the ESOP and the management of the offering proceeds it retained. Bancorp does not own or lease any property. Instead, it uses the premises, equipment and other property of the Bank. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to the Bank. As a federally chartered savings and loan holding company, Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in its market areas. The Bank attracts deposits from the general public and uses those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial and consumer loans, which the Bank generally holds for investment. Fox Chase Bank also maintains an investment portfolio. The Bank is regulated by the Office of the Comptroller of the Currency and its deposits are insured up to applicable legal limits under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation. The Bank is also a member of the Federal Home Loan Bank of Pittsburgh.

The Bank’s website address is www.foxchasebank.com. Information on our website should not be considered a part of this annual report.

Market Area

We are headquartered in Hatboro, Pennsylvania, which is approximately fifteen miles north of Center City, Philadelphia. We maintain two offices in Montgomery County, Pennsylvania, one office in each of Philadelphia, Chester and Delaware Counties, Pennsylvania and three offices in Bucks County, Pennsylvania. All eight of these branch offices are in the Philadelphia-Camden-Wilmington metropolitan statistical area. We maintain three offices in southern New Jersey; one in Atlantic County and two in Cape May County, New Jersey.

Philadelphia Market Area. The economy of our Philadelphia market area is primarily dominated by the service sector. According to published statistics, the population of the five-county area served by our branches totaled approximately 4.0 million in 2010. The Philadelphia market area is comprised of a highly-educated workforce and benefits from a diverse local economy as traditional employers in the manufacturing and financial services industry have been bolstered by growth in the life sciences and health care industries as well as the information technology and communication sectors. The median household and per capita income in Bucks, Chester, Delaware and Montgomery Counties significantly exceeds the comparable figures for Pennsylvania as a whole, while the median household and per capita income in Philadelphia County trails the comparable figures for Pennsylvania.

New Jersey Market Area. The economy of Atlantic County is dependent upon the gaming industry in nearby Atlantic City, New Jersey. According to published statistics, Atlantic County’s population in 2010 was approximately 275,000. The economy in Atlantic County has deteriorated as gaming revenues have declined significantly in recent years due to deteriorating economic conditions and increased gaming competition from other states. This decline led to a significant increase in unemployment and decreases in property values throughout Atlantic County since 2008. The economy in Cape May County relies on the tourism and hospitality industries.  According to published statistics, Cape May County’s population in 2010 was approximately 97,000.  Cape May County is predominantly a resort area and the market for second homes and vacation rentals in Cape May County has declined due to deteriorating economic conditions.  Additionally, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole. Also, the southern New Jersey market is located outside of a major metropolitan area, resulting in lower average income levels and a smaller portion of higher-paying, professional jobs.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the numerous financial institutions and credit unions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Credit unions generally do not pay federal income tax and, accordingly, are frequently able to offer customers higher rates on deposits and lower rates on loans and achieve similar levels of profitability as financial institutions that are required to pay federal income tax. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held less than 1% of the deposits in each county in which our offices are located. In addition, larger banks such as Bank of America, Wells Fargo, Sovereign Bank, Citizens Bank of PA and TD Banknorth also operate in our market areas. These institutions are significantly larger than us and, therefore, have greater resources.

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

Lending Activities

General. We generally originate loans for investment. Our loan portfolio consists of multi-family and commercial real estate loans, one- to four-family residential real estate loans, commercial and industrial loans, and to a lesser extent, construction loans and consumer loans. We have added personnel to assist us in increasing our commercial loan portfolio, including hiring a team of commercial lenders and commercial credit and risk management professionals in 2006, establishing a regional lending group in Ocean City, New Jersey in 2008 and employing a middle-market lending team in 2009. These additions and our continued emphasis on increasing this segment of our portfolio has resulted in additional originations and servicing of multi-family and commercial real estate and commercial and industrial loans to individuals and businesses in our primary market areas.

Multi-Family and Commercial Real Estate Loans. The largest segment of our portfolio is multi-family and commercial real estate loans. We offer fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate to individuals and small businesses in our primary market areas. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings and mixed-use properties with residential units, as well as office and retail space. While we have focused on increasing this segment of our loan portfolio over the last several years, we have become more selective in the types of properties and projects securing such loans due to difficult economic conditions.

We originate multi-family and commercial real estate loans with terms of up to 25 years. These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. Interest rates and payments on our adjustable-rate loans generally are based on the prime interest rate, although our policies permit interest rates to be based on the Constant Maturity Treasury Index, LIBOR or the federal funds rate. Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value. We require all properties securing multi-family and commercial real estate loans to be appraised by a Bank-approved independent licensed appraiser. Many multi-family and commercial real estate loans also are supported by personal guarantees.

At December 31, 2011, our largest multi-family or commercial real estate loan was a warehouse line facility to Philadelphia Mortgage Advisors, a mortgage banker located in Blue Bell, Pennsylvania, to which Fox Chase Bank has committed $13.8 million, of which $9.5 million is outstanding. Fox Chase Bank owns approximately 45% of Philadelphia Mortgage Advisors. The loan was performing in accordance with its contractual terms at December 31, 2011.

At December 31, 2011, our second largest multi-family or commercial real estate lending relationship is a commitment of $12.5 million to a publicly traded full service funeral home and cemetery corporation, of which $4.5 million is outstanding. This loan was performing in accordance with its contractual terms at December 31, 2011.

One- to Four-Family Residential Real Estate Loans. The second largest segment of our loan portfolio is residential mortgage loans, which enable borrowers to purchase or refinance existing homes, most of which are owner occupied. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for fixed rate loans versus adjustable-rate loans is a function of current and expected future levels of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. Loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. The majority of our new mortgage loans are purchased from Philadelphia Mortgage Advisors. The ability to originate loans through this investment allows Fox Chase Bank to continue to offer one- to four-family mortgage loans to a growing and diverse set of customers through additional distribution channels in a cost-effective manner. We have not originated subprime loans for our portfolio.

While one- to four-family residential real estate loans are normally originated with terms of up to 30 years, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.  In general, as interest rates decline, prepayments accelerate and the average life of loans decreases.

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

Because of our branch locations in southern New Jersey, a portion of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2011, 18.9% of our one- to four-family mortgage loans were secured by second homes and 7.9% were secured by rental properties. If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically higher than comparable loans secured by primary or secondary residences. Generally, mortgage loans secured by rental properties or second homes have a higher risk of default than mortgage loans secured by the borrower’s primary residence.

Historically, we generally did not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan is originated. During 2008, Fox Chase Bank began lowering its loan-to-value limits on certain loans due to deteriorating economic conditions and declining real estate values in Fox Chase Bank’s market area. At December 31, 2011, only $95,000, or 0.05%, of our residential loans, had a loan-to-value ratio exceeding 90% of the loan, at origination. Private mortgage insurance is generally required for all first mortgage loans with loan-to-value ratios in excess of 80%. We require properties securing mortgage loans to be appraised by a Bank-approved independent licensed appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan.

At December 31, 2011, our largest outstanding one- to four-family residential real estate loan had an outstanding balance of $4.9 million and was secured by a single family home in Blue Bell, Pennsylvania. The Bank foreclosed on this property in January 2012.

Commercial and Industrial Loans. We also offer commercial and industrial loans to professionals, sole proprietorships and small and mid-size businesses in our market area. Fox Chase Bank also purchases loan participations from other institutions to utilize excess capital and liquidity when we believe that such investments will provide an appropriate return. We offer secured and unsecured commercial term loans, which have a maturity of greater than one year and the payment of which is dependent on future earnings and cash flows. The term for repayment of the loan will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally five to ten years. The unsecured term loan will generally have a term no longer than two years.  We also offer revolving lines of credit, letters of credit and demand loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. We originate these loans on both a fixed-rate and adjustable-rate basis. Adjustable-rate loans are based on the prime rate, although our policies permit interest rates to be based on the Constant Maturity Treasury Index, LIBOR or the federal funds rate and adjust either monthly, quarterly or annually. Where the borrower is a corporation, partnership or other entity, we generally require significant equity holders to be co-borrowers and in cases where they are not co-borrowers, we may require personal guarantees from significant equity holders.

When making commercial and industrial loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates, the value of the collateral and our assessment of management’s ability. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and may be supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. As of December 31, 2011, we had line of credit commitments totaling $168.4 million, of which $87.1 million were funded and $81.3 million were unfunded.

At December 31, 2011, our largest commercial and industrial loan relationship was a $15.0 million commitment to a firm that invests in multi-asset classes, including commercial real estate and commercial and industrial businesses, of which $12.6 million is outstanding.  This loan was performing in accordance with its contractual terms at December 31, 2011.

Construction Loans. We originate adjustable-rate and fixed-rate loans to individuals, builders and developers to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers, schools and other owner-occupied properties used for businesses. Our construction loans generally provide for the payment or reserving of interest only during the construction phase, which is usually six to twelve months for residential properties and eighteen months or more for commercial properties. At the end of the construction phase, the loan is typically repaid with the proceeds from sales of individual units or is converted to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by a Bank-approved independent licensed appraiser. We also generally require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2011, we had loans secured by undeveloped and developed land that totaled $2.2 million. The terms and rates of our land loans are the same as our multi-family and commercial real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property value which is insufficient to assure full repayment. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price. We did not make any loans secured by undeveloped and developed land in 2011.

At December 31, 2011, our largest residential construction loan was a four-home residential development located in Montgomery County, Pennsylvania to which Fox Chase Bank has committed $3.1 million, of which $3.1 million was outstanding. This loan was classified as impaired and nonperforming at December 31, 2011.

At December 31, 2011, our largest outstanding commercial construction loan was for $9.6 million. This loan is secured by a 120-unit apartment complex in South Central Pennsylvania. This property was completed in 2011 and the loan was performing in accordance with its contractual terms at December 31, 2011.

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

We offer fixed-rate and adjustable-rate home equity loans. Home equity loans have terms that range from 1 to 15 years. We hold a first or second mortgage position on most of the homes that secure our home equity loans and home equity lines of credit.  Historically, we generally offer fixed-rate home equity loans with a maximum combined loan-to-value ratio of 90% and adjustable-rate lines of credit with a maximum combined loan-to-value ratio of 80%. We recently reduced the maximum loan-to-value from 90% to 80% on fixed-rate consumer loans due to declines in real estate values. At December 31, 2011, $369,000, or 1.0%, of our home equity loans and lines of credit had an original loan-to-value ratio exceeding 90% of the loan. Home equity lines of credit have adjustable-rates of interest that are based on the prime interest rate. Home equity lines of credit generally require that only interest be paid on a monthly basis and have terms up to 20 years. Interest rates on these lines typically adjust monthly.

Among other secured lending, we finance insurance premiums for certain high net worth individuals, or their trusts, to purchase universal life insurance policies. We have secured liens on the underlying insurance policies, a deposit escrow account, a limited guaranty of the sponsors of the program and limited personal guaranty of the insured parties. Loans are non-amortizing, generally 27 months in duration, and principal and accrued interest is payable due in full at maturity.  At December 31, 2011, we had 13 such loans totaling $6.2 million, with differing maturity dates throughout the second, third and fourth quarters of 2011 and the first quarter of 2012.  At December 31, 2011, the loans were classified as impaired (including $3.9 million of which were classified as nonperforming because they were more than 90 days past maturity) as it is unlikely the loans will be collected as contractually due.

We also offer unsecured overdraft lines of credit to certain retail customers for overdraft protection. These lines range between $500 and $7,500 and the rate and amounts are offered to customers based on their individual credit history. At December 31, 2011, we had 164 such loans totaling $192,000. Fox Chase Bank tightened its credit standards, based on pricing structure and a borrower’s individual credit score, for such loans beginning in 2009.

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

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental screens, surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials. Further, in connection with our ongoing monitoring of the loan, we typically review the loan, cash flows of the underlying property and guarantors annually.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction, the estimated cost (including interest) of construction and the ability of the project to be sold or refinanced upon completion. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value that is insufficient to assure full repayment. If we are forced to foreclose on a project before or at completion due to a borrower default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In general, due to the increased risk associated with construction loans, the risk of loss is higher if a borrower defaults than other types of commercial loans.

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

Consumer Loans. Consumer loans are comprised primarily of home equity loans and lines of credit, which may entail greater risk than residential mortgage loans, as they are generally secured by second or third mortgages on real estate.  In circumstances where real estate values decline, the risk of loss on a home equity loan or line of credit increases, as the repossessed collateral may not provide an adequate source of repayment.  Additionally, the Bank has small segments of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Sales and Participations. Loan originations come from a number of sources. The primary source of loan originations is existing customers, walk-in traffic, advertising, referrals from customers and loans originated by our commercial relationship managers. We advertise in newspapers that are widely circulated throughout our market areas.  Fox Chase Bank also purchases loans from Philadelphia Mortgage Advisors.

At December 31, 2011, we were a participating lender on 11 loans relationships totaling $31.9 million, which are secured by commercial and residential real estate, lease payments and the assets of the businesses, including our purchase of shared national credits described below. These loans are being serviced by the lead lender. We expect to continue to purchase participation interests, primarily in commercial loans and commercial real estate loans, when such opportunities meet our investment returns and risk parameters. On these participation interests, we generally perform our own underwriting analysis before purchasing such loans, and therefore believe there should not be a greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. In assessing whether to participate, we require a review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we require periodic updates on the loan from the lead lender.

Historically, we purchased participations in large syndicated loans known as shared national credits. While we have not purchased any such loans since January 2008, we still held $11.7 million of such loans in our portfolio at December 31, 2011, which represented four different loan relationships ranging from $1.3 million to $4.6 million. At December 31, 2011, all loans are performing as agreed and one such loan relationship totaling $3.5 million was classified.

From time to time we will also sell participation interests in loans where we are the lead lender and servicer. At December 31, 2011, we were the lead lender on five loan relationships totaling $50.5 million, of which we owned $25.4 million and serviced $25.1 million for other banks. We expect that we will continue to sell participation interests to local financial institutions, primarily with respect to commercial real estate and commercial and industrial loans that approach or exceed our lending thresholds or loans that are outside of our immediate market areas.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board has granted authority to approve residential and consumer loans up to $300,000 to the Assistant Manager of the Consumer Lending Department and up to $450,000 to the Vice President of Consumer Lending. The Board has granted authority to approve commercial loans up to $1.5 million to the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and certain other senior lenders.  All such loans are approved under dual authority.  Commercial loans between $1.5 million and $2.75 million can be approved based on dual authority from the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and the Chief Financial Officer. Loans in excess of $2.75 million and up to $4.5 million require the approval of the Officers Loan Committee, which consists of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and other experienced lenders and officers as appointed by the Chief Executive Officer from time to time. Loans or groups of loans above $4.5 million require an approval by the Executive Officers Loan Committee, which consists of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer, the Chief Financial Officer and other senior lending officers of Fox Chase Bank. All loans greater than $10.0 million are reviewed by the Risk Management Committee of the Board of Directors before presentation and potential approval by the Executive Officers Loan Committee.

Loans to One Borrower. The maximum amount we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2011, our general regulatory limit on loans to one borrower was approximately $24.4 million. At that date, our largest lending relationship was a $15.0 million commitment to a firm, located in Chester County, Pennsylvania, that invests in multi-asset classes including commercial real estate and commercial and industrial businesses, of which $12.6 million is outstanding.  The second largest lending relationship was a $13.8 million warehouse line facility to Philadelphia Mortgage Advisors, a mortgage banker located in Blue Bell, Pennsylvania of which $9.5 million is outstanding. The third largest lending relationship was a $12.5 million commitment to a publicly traded full service funeral home and cemetery corporation, located in Bucks County, Pennsylvania, of which $4.5 million is outstanding.  All of these loans were performing in accordance with their contractual terms at December 31, 2011.

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

We have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal and state agencies and municipal governments, mortgage and asset-backed securities, corporate debt instruments and certificates of deposit of federally insured institutions. Within certain regulatory and policy limits, we also may invest a percentage of our capital in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock.

At December 31, 2011, our investment portfolio totaled $289.8 million and consisted primarily of mortgage-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae and, to a lesser extent, mortgage related securities issued by private issuers, securities of state and municipal governments and corporate debt. Of this amount, $248.7 million is classified as available-for-sale and $41.1 million is classified as held-to-maturity.

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

Deposit Accounts. Substantially all of our depositors are residents or businesses in Pennsylvania or New Jersey. We attract deposits in our market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on a variety of retail and business deposit products. In 2011, we also began to utilize brokered deposits and had $10.2 million of such deposits at December 31, 2011.  We do not currently utilize brokered deposits as a primary funding source.  Rather, we occasionally maintain a minimal amount of such deposits to ensure our access to another liquidity source should the need arise.  At December 31, 2011, the Bank held $10.2 million in brokered deposits, representing 1.5% of total deposits.

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

Borrowings. We utilize term borrowings from the Federal Home Loan Bank of Pittsburgh and two other large commercial banks to provide additional liquidity, aside from deposits, to fund our loans and investments. As of December 31, 2011, Fox Chase Bank had outstanding term borrowings of $88.3 million with the Federal Home Loan Bank of Pittsburgh and $50.0 million with other commercial banks. Additionally, we have overnight borrowing facilities with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with two other commercial banks. As of December 31, 2011, we had $8.5 million in overnight borrowings. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally mortgage related securities), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of December 31, 2011, we had 126 full-time employees and 20 part-time employees. We believe our relationship with our employees is good.

Subsidiaries

Fox Chase Bank established Fox Chase Financial, Inc. in 1999. As a Delaware-chartered corporation investment company, Fox Chase Financial, Inc. manages and holds investment securities.

In 2009, Fox Chase Bank established Fox Chase Service Corporation as a wholly-owned subsidiary. A Pennsylvania-chartered corporation, Fox Chase Service Corporation made and manages Fox Chase Bank’s investment in Philadelphia Mortgage Advisors.  At December 31, 2011, Fox Chase Service Corporation also held $20.0 million in commercial loans originated by the Bank. Philadelphia Mortgage Advisors is a licensed mortgage banker in Pennsylvania, New Jersey and Delaware that originates first and second mortgages for resale into the secondary market and to third party investors. The majority of Philadelphia Mortgage Advisors’ customers are located in the Philadelphia metropolitan area, Delaware and New Jersey. Fox Chase Bank currently owns a 45.1% interest in Philadelphia Mortgage Advisors through Fox Chase Service Corporation.

In 2011, Fox Chase Bank established Davisville Associates, LLC and 104 S. Oakland Ave., LLC as wholly-owned subsidiaries.  104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed real estate.

Regulation and Supervision

General

     As a savings and loan holding company, Fox Chase Bancorp is required by federal law to report to, and otherwise comply with the rules and regulations of, the Federal Reserve Board.  Fox Chase Bank, an insured federal savings bank, is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits.

     Fox Chase Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Fox Chase Bank must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to evaluate Fox Chase Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Fox Chase Bancorp and Fox Chase Bank and their operations.

                The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of Fox Chase Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations, such as Fox Chase Bank, was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Fox Chase Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

                Fox Chase Bank completed its conversion from the partially public mutual holding company form of organization to the fully public stock holding company structure on June 29, 2010.  Applicable regulations provide, among other things, that for a period of three years following the date of the completion of the conversion, no person, acting singly or together with associates in a group of persons acting in concert, may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of a class of Fox Chase Bancorp’s equity securities without the prior written approval of the appropriate federal banking agency.  Further, as part of the approval of the conversion, the Office of the Comptroller of the Currency required Fox Chase Bank to maintain a charter that subjects Fox Chase Bank to the Office of the Comptroller of the Currency’s jurisdiction for three years following the completion of the conversion.

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

Federal Banking Regulation

     Business Activities. The activities of federal savings banks are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

     Capital Requirements. Applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2011, Fox Chase Bank met each of its capital requirements.

     Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  Effective April 1, 2009, assessment rates ranged from 7 to 77.5 basis points of total deposits.  On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act.  Initially, the base assessment rates will range from 2.5 to 45 basis points of total assets less equity. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of 5 basis points of total assets minus Tier 1 capital, as of June 30, 2009, (capped at 10 basis points of an institution’s deposit assessment base), to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  In lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  That prepayment, which included an assumed annual assessment base increase of 5%, was recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner was recently raised to $250,000.  That coverage was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  Fox Chase Bank participates in the unlimited noninterest-bearing transaction account coverage while Fox Chase Bank and Fox Chase Bancorp opted not to participate in the unsecured debt guarantee program.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

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

     Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12-month period.

     A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2011, Fox Chase Bank maintained 65.7% its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

     Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide 30 days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like Fox Chase Bank, it is a subsidiary of a holding company. If Fox Chase Bank’s capital ever fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

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

     Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Assessments. Savings associations were previously required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, were computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio.  The Office of the Comptroller of the Currency, which succeeded the Office of Thrift Supervision, is similarly funded through assessments imposed on regulated institutions.  The assessments paid by Fox Chase Bancorp and Fox Chase Bank for the year ended December 31, 2011 totaled $255,000.

     Federal Home Loan Bank System. Fox Chase Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Fox Chase Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Fox Chase Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2011 of $8.1 million.

     Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2012, require a 3% ratio for up to $71.0 million and an exemption of $11.5 million. Fox Chase Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

Holding Company Regulation

General.  As a savings and loan holding company, Fox Chase Bancorp is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning its activities. In addition, the Federal Reserve Board has enforcement authority over Fox Chase Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Fox Chase Bank. Pursuant to federal law and regulations and policy, a savings and loan holding company, such as Fox Chase Bancorp, may engage in activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

                Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider, among other things, factors such as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive effects.

                The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except:  (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital.  Instruments issued before May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period from the July 21, 2010 date enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

     Fox Chase Bank must notify the Federal Reserve Board prior to paying a dividend to Fox Chase Bancorp. The Federal Reserve Board may disapprove a dividend if, among other things, the Federal Reserve Board determines that the federal savings bank would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns.

     Acquisition of Control. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association.  Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found the acquisition will not result in a change in control.  Under the Change in Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion. The following individuals currently serve as executive officers of the Company and the Bank.

Name	Position
Thomas M. Petro	President and Chief Executive Officer of Fox Chase Bancorp, Inc. and Fox Chase Bank

Jerry D. Holbrook	Executive Vice President, Chief Operating Officer and Secretary of Fox Chase Bancorp, Inc. and Fox Chase Bank

Roger S. Deacon	Executive Vice President and Chief Financial Officer of Fox Chase Bancorp, Inc. and Fox Chase Bank

Keiron G. Lynch	Executive Vice President and Chief Payments Officer of Fox Chase Bank

Michael S. Fitzgerald	Executive Vice President and Chief Lending Officer of Fox Chase Bank

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2011.

Jerry D. Holbrook, CMA, has served as Executive Vice President and Chief Operating Officer since April 2008. From 2005 to March 2008, Mr. Holbrook served as Executive Vice President and Chief Financial Officer of Fox Chase Bancorp. From 2003 to 2005, Mr. Holbrook was Executive Vice President, Chief Financial Officer and Corporate Secretary for Northeast Pennsylvania Financial Corp. and its principal subsidiary First Federal Bank, a public thrift institution. Previously, Mr. Holbrook served as Chief Financial Officer for E-Duction, Inc., a financial services start-up. Previously, he was Senior Vice President of Finance at First USA

Bank (now part of J.P. Morgan Chase) where he managed the asset/liability management committee and was responsible for securitization planning and debt issuances for a $70 billion credit card portfolio. He began his banking career with WSFS Financial Corp. where he served as Senior Vice President and Controller. Mr. Holbrook holds a B.S. in Accounting from the University of Kentucky. Age 56.

Roger S. Deacon, CPA, has served as Executive Vice President and Chief Financial Officer since April 2008. From July 2007 to March 2008, Mr. Deacon served as Executive Vice President and Chief Accounting Officer of Fox Chase Bancorp. From October 2005 to June 2007, Mr. Deacon was Senior Vice President and Chief Financial Officer for NOVA Financial Holdings, Inc., a privately held bank holding company, and its principal subsidiary NOVA Savings Bank. From January 2001 to September 2005, Mr. Deacon served as Chief Financial Officer for I4 Commerce, a privately held financial services company that provided services through its Bill Me Later product. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he was responsible for all financial planning for its credit card business, which grew from $2 billion to $70 billion in managed assets. He began his career with Price Waterhouse, where he served as an Audit Manager in their Financial Services Practice Group. Mr. Deacon holds a B.S. in Business Administration from Bucknell University, majoring in Accounting with a concentration in Finance. Age 48.

Keiron G. Lynch, CTP, has served as Executive Vice President and Chief Payments Officer since April 2008. From 2005 to March 2008, Mr. Lynch served as Executive Vice President and Chief Administrative Officer. From 1999 to 2005, Mr. Lynch was Vice President of Global Visa Commerce Product Development for Visa International. Previously, he was Director of Delivery for The Source(2) Group, LLC, a joint venture between Mellon Bank and MCI Systemhouse that provided outsourced accounts payable and accounts receivables services to companies nationwide. Mr. Lynch held a number of leadership positions with Mellon Bank over 17 years culminating as Vice President and Director of New Product Development for Mellon Bank’s Global Cash Management Division. Mr. Lynch holds a B.A. in Economics from Duke University. Age 54.

Michael S. Fitzgerald has served as Executive Vice President and Chief Lending Officer since November 2009. From June 2009 to October 2009 Mr. Fitzgerald served as Executive Vice President and Senior Lending Officer. From 1997 to May 2009, Mr. Fitzgerald worked for Sovereign Bank, with his most recent position as Senior Vice President and Regional Executive Manager. During his tenure at Sovereign Bank, Mr. Fitzgerald was responsible for both lending and credit functions. Mr. Fitzgerald began his banking career at Meridian Bank in 1985. Mr. Fitzgerald holds a B.A. in Business Administration from Lycoming College. Age 48.

ITEM 1A.                 RISK FACTORS

Our nonperforming assets remain elevated and we may be required to make increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For 2011, we recorded a provision for loan losses of $5.7 million compared to a provision for loan losses of $6.2 million in 2010 and $9.1 million in 2009. We also recorded net loan charge-offs of $6.1 million in 2011 compared to net loan charge-offs of $4.4 million in 2010 and $4.7 million in 2009. Our non-performing assets decreased to $23.4 million or 2.30% of total assets and 15.1% of Tier 1 capital, at December 31, 2011 from $29.8 million or 2.72% of total assets and 20.2% of Tier 1 capital, at December 31, 2010.  Additionally, at December 31, 2011, assets that were criticized and classified as either special mention, substandard, doubtful or loss totaled $56.9 million, representing 5.6% of total assets, including nonaccrual loans of $17.1 million.  Our continued elevated level of nonperforming assets was primarily due to the weakened economy and the soft real estate market. If the economy and/or the real estate market continues to weaken, more of our criticized and classified loans may become nonperforming and we may be required to add further reserves to our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of and trends in our nonperforming, delinquent and criticized and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, anticipated duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges, the effect of the current and future economic conditions on collateral values and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by our regulators, could have a material adverse effect on our financial condition and results of operations.

A return to recessionary conditions could result in increases in our level of nonperforming assets and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter.  Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail.  Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and criticized classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Our emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2011, $420.8 million, or 61.7%, of our loan portfolio consisted of multi-family and commercial real estate and commercial and industrial loans. These types of loans have historically exposed a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our multi-family and commercial real estate and commercial business borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Further, unlike one- to four-family real estate loans or multi-family and commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

The unseasoned nature of our commercial loan portfolio may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our multi-family and commercial real estate and commercial and industrial loan portfolios increased $311.2 million, or 283.9%, from $109.6 million at December 31, 2007 to $420.8 million at December 31, 2011. A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability, especially in this period of continued declining and unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.

At December 31, 2011, $198.7 million, or 29.1%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $38.4 million, or 5.6%, of our loan portfolio consisted of home equity loans and home equity lines of credit. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Because of our locations in southern New Jersey, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2011, 18.9% of our one- to four-family mortgage loans were secured by second homes and 7.9% were secured by rental properties. These loans generally are considered to be more risky than loans secured by the borrower’s permanent residence, since the borrower is typically more dependent on rental income to meet debt service requirements, in the case of rental property, and when in financial difficulty is more likely to make payments on the loan secured by the borrower’s primary residence before a vacation home.

Our construction loan portfolio may expose us to increased credit risk.

At December 31, 2011, our construction loan portfolio totaled $18.2 million, of which $15.7 million represented loans to finance the construction of condominiums, apartment buildings and residential developments. As a result of the deterioration in local economic conditions in 2008 and 2009, loans secured by residential real estate developments experienced a slowdown in sales activity. In general, construction projects provide for an interest reserve that is utilized to pay the interest until a period of time until the project is expected to produce positive cash flows. To the extent such economic conditions continue, construction loan borrowers could fully utilize their interest reserve before the project is able to generate cash flows. If a borrower has insufficient liquidity to pay interest on such projects, the loan could become impaired and require an increase in the allowance for loan losses which would adversely impact our results of operations. Our ability to work with a borrower to modify or restructure their existing loan to avoid loss lessens as the loan approaches its maturity date.

Changes in interest rates could have a material adverse effect on our earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates could adversely affect our interest rate spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate residential loan portfolio and fixed-rate residential related mortgage backed securities will have been originated at those lower rates and borrowers may be more reluctant to refinance or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable-rate loans.

Our procedures for managing interest rate risk exposure involve monitoring exposure to interest rate increases and decreases of as much as 300 basis points.  We report on a quarterly basis the impact on net portfolio value of an immediate and parallel increase of up 300 basis points in interest rates or a 100 basis point decrease in interest rates.  As of September 30, 2011, the simulations indicated that the impact of an instantaneous and parallel 300 basis point increase in rates would result in approximately 21% decrease in net portfolio value and that the impact of an instantaneous and parallel 100 basis point decrease in rates over 12 months would result in approximately 2% increase in net portfolio value.

Our business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $202.9 million, or 25.0%, from $812.9 million at December 31, 2007, to $1.0 billion at December 31, 2011, primarily due to increases in investment securities and multi-family and commercial real estate loans and commercial and industrial loans funded by growth in deposits and proceeds from our stock offering in June 2010. Over the long term, we expect to continue to experience growth in assets, deposits and the scale of our operations. However, achieving our growth targets requires us to successfully execute our business strategies, which include continuing to diversify our loan portfolio with more commercial lending thereby recognizing the value of our investments in personnel in that area. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet our stringent underwriting standards. While we believe we have the resources and internal systems in place to successfully achieve and manage our future growth, growth opportunities may not be available and we may not be able to successfully grow. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security.

We review our investment securities portfolio at each quarter end reporting period to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary.  If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income. As of December 31, 2011, our investment portfolio included securities with an amortized cost of $279.6 million and an estimated fair value of $290.5 million.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value.  Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

A significant percentage of our assets are invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income.  At December 31, 2011, 28.5% of our assets were invested in investment and mortgage-backed securities.  These investments yield substantially less than the loans we hold in our portfolio.  While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase the origination or purchase of loans acceptable to us.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated Fox Chase Bank, was merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies became regulated by the Board of Governors of the Federal Reserve System.  The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions was reduced as well, and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective in five years.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis.  The actions include the entering into written agreements and cease and desist orders that place certain limitations on their operations.  Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations.  If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plan, as well as our ability to grow, pay dividends repurchase treasury stock or engage in mergers and acquisitions and may result in restrictions in our operations.

Increased and/or special Federal Deposit Insurance Corporation assessments will hurt our earnings.

The recent economic recession caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $536,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $5.0 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Office of the Comptroller of the Currency, our primary federal regulators, and the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Fox Chase Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

As a member bank, we own stock in the Federal Home Loan Bank of Pittsburgh, which is experiencing financial difficulties.

Our agreement with the Federal Home Loan Bank of Pittsburgh requires us to purchase capital stock in the Federal Home Loan Bank of Pittsburgh commensurate with the amount of our advances and unused borrowing capacity. This stock is carried at cost and was $8.1 million at December 31, 2011. If the Federal Home Loan Bank of Pittsburgh is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows.

The FHLB of Pittsburgh has indicated it would only redeem from any member the lesser of the amount of the member’s excess capital stock or 5% of the member’s total capital stock.  The FHLB also indicated and that it may increase its individual member stock investment requirements.  Additionally, in December 2008, the Federal Home Loan Bank of Pittsburgh announced that, as a result of deterioration in earnings, it did not intend to pay a dividend on its common stock for the foreseeable future, which included not paying a dividend for all of 2009, 2010 and 2011.  Beginning in the first quarter of 2012, the Federal Home Loan Bank of Pittsburgh reinstated its dividend at an annual rate of 0.10% of the Bank’s average stock held during the quarter ended December 31, 2011.

Strong competition within our market areas could reduce our profits.

We face intense competition in making loans, attracting deposits and attracting and retaining key employees. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. It has also made it more difficult and costly to attract and hire employees with the level of expertise we require to implement our strategic plan. Additional compensation expense increases noninterest expense, reducing net income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2011, the most recent date for which information is available, we held less than 1% of the deposits in each county in which our offices are located. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

ITEM 1B.                UNRESOLVED STAFF COMMENTS

None.

ITEM  2.                      PROPERTIES

We currently conduct business through our eleven full-service banking offices in Hatboro, Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Media and West Chester, Pennsylvania and Ocean City, Egg Harbor Township and Marmora, New Jersey. We also operate an administrative office in Blue Bell, Pennsylvania. We own all of our offices, except for those in Media and Blue Bell. The lease term for our Media office expires upon six months’ notice. The lease for our Blue Bell office expires in July 2012.  We have an option to extend the term of the lease for an additional period of five years. The net book value of the land, buildings, furniture, fixture and equipment owned by us was $10.4 million at December 31, 2011.

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

ITEM  4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Stock Market (“Nasdaq”) under the trading symbol “FXCB.” The following table sets forth the quarterly high and low sales prices of Fox Chase Bancorp’s common stock for the two most recently completed fiscal years, as reported by Nasdaq, as well as information regarding cash dividends declared by the Company and Old Fox Chase Bancorp for the two most recently completed fiscal years.  Prices prior to June 29, 2010 are for Old Fox Chase Bancorp, Inc. and have been adjusted for the 1.0692 exchange ratio applied as part of the mutual-to-stock conversion.  See Item 1, “Business—Regulation and Supervision—Federal Banking Regulation— Limitation on Capital Distributions” and note 12 in the notes to the consolidated financial statements for more information relating to restrictions on the Bank’s ability to pay dividends to the Company and on the Company’s payment of dividends. As of March 1, 2012, the Company had approximately 870 holders of record of common stock.

			Dividends
			Declared
			Per
			Common
	High	Low	Share

2011:
Fourth Quarter	$12.95	$12.09	$0.02
Third Quarter	$13.97	$12.07	$0.02
Second Quarter	$13.89	$13.00	$0.02
First Quarter	$14.01	$11.36	$0.02

2010:
Fourth Quarter	$11.87	$9.38	$—
Third Quarter	$9.82	$9.17	$—
Second Quarter	$10.83	$9.57	$—
First Quarter	$10.33	$8.22	$—

Stock Performance Graph

The following graph compares the cumulative total return of the Company common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all SIC). The graph assumes that $100 was invested on December 31, 2006.  Prices prior to June 29, 2010 are for Old Fox Chase Bancorp, Inc. and have been adjusted for the 1.0692 exchange ratio applied as part of the mutual-to-stock conversion.  Cumulative total return assumes reinvestment of all dividends.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Fox Chase Bancorp, Inc.	100.00	84.44	81.48	70.52	93.85	100.65
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Mid-Atlantic Thrift	100.00	82.33	68.23	65.08	74.72	57.65

Purchases of Equity Securities

The table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2011:

			Total Number
			of Shares
			Purchased	Maximum
	Total		as Part of	Number of Shares
	Number of	Average	Publicly	that May Yet be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	or Programs (1)	the Plans or Programs (1)

October 1, 2011 through October 31, 2011	545,100	$12.87	545,100	804,104

November 1, 2011 through November 30, 2011	110,500	$12.68	110,500	693,604

December 1, 2011 through December 31, 2011	79,500	$12.58	79,500	614,104

Total	735,100	$12.81	735,100

(1)         On April 27, 2011, the Company announced a repurchase program under which, beginning on June 30, 2011, it would repurchase up to 10% of the then-outstanding shares of the Company’s common stock (1,455,038 shares) from time to time, depending on market conditions (the “April 2011 Plan”).  On October 26, 2011, the Board of Directors approved an additional stock repurchase plan (the “October 2011 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (683,966 shares).  Repurchases under the October 2011 Plan began in the three months ended December 31, 2011 subsequent to completion of purchases under the April 2011 Plan. The future level of repurchases will be subject to market conditions and other factors.  The October 2011 Plan will continue until it is completed or terminated by the Company’s Board of Directors.

ITEM 6.                SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report. The information at December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is derived in part from the audited consolidated financial statements that appear in this annual report.

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Financial Condition Data:
Total assets	$1,015,863	$1,095,503	$1,173,818	$931,270	$812,919
Cash and cash equivalents	7,586	38,314	65,418	3,944	31,275
Securities available-for-sale	248,770	311,303	422,467	294,723	296,304
Securities held-to-maturity	41,074	51,835	—	—	—
Loans receivable, net	670,572	642,653	631,296	588,975	447,035
Deposits	676,594	711,763	858,277	608,472	585,560
Federal Home Loan Bank advances	88,278	122,800	137,165	146,379	80,000
Other borrowed funds	58,500	50,000	50,000	50,000	20,000
Total stockholders’ equity	188,192	205,704	123,634	121,220	122,371

Operating Data:
Interest income	$45,946	$49,285	$51,398	$45,884	$41,057
Interest expense	14,495	21,725	27,635	24,061	22,250
Net interest income	31,451	27,560	23,763	21,823	18,807
Provision for loan losses	5,734	6,213	9,052	2,900	425
Net interest income after provision for loan losses	25,717	21,347	14,711	18,923	18,382
Noninterest income	3,343	3,889	3,767	1,405	2,696
Noninterest expenses	22,069	21,372	20,333	18,948	18,688
Income (loss) before income taxes	6,991	3,864	(1,855)	1,380	2,390
Income tax provision (benefit)	2,212	1,120	(827)	165	460
Net income (loss)	$4,779	$2,744	$(1,028)	$1,215	$1,930

Per Share Data:
Earnings (loss) per share, basic (1)	$0.36	$0.20	$(0.07)	$0.08	$0.13
Earnings (loss) per share, diluted (1)	$0.36	$0.20	$(0.07)	$0.08	$0.13

(1)                  On June 29, 2010, Fox Chase Bancorp completed its mutual-to-stock conversion from the mutual holding company to stock form of organization.  Concurrent with the completion of the conversion, each share of Old Fox Chase Bancorp’s outstanding common stock held by public stockholders was exchanged for 1.0692 shares of Bancorp common stock.  All share related information for periods prior to the conversion is converted at that ratio.

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
Performance Ratios:
Return (loss) on average assets	0.45%	0.24%	(0.09)%	0.14%	0.26%
Return (loss) on average equity	2.36	1.65	(0.82)	1.00	1.54
Interest rate spread (1)	2.52	1.98	1.75	2.01	1.85
Net interest margin (2)	3.02	2.42	2.16	2.59	2.60
Noninterest expense to average assets	2.07	1.83	1.81	2.18	2.48
Efficiency ratio (3)	63.1	71.1	79.9	82.0	91.8
Average interest-earning assets to average interest-bearing liabilities	133.7	121.7	115.6	119.7	123.7
Average equity to average assets	19.07	14.30	11.11	13.98	16.66

Capital Ratios:
Total equity to total assets	18.53	18.78	10.53	13.02	15.05
Tier 1 capital (to adjusted assets) (4)	15.30	13.60	8.51	10.70	12.03
Tier 1 capital (to risk-weighted assets) (4)	22.88	22.53	15.41	18.11	21.78
Total risk-based capital (to risk-weighted assets) (4)	23.90	23.76	16.57	19.25	22.54

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.77	1.90	1.65	1.05	0.75
Allowance for loan losses as a percent of nonperforming loans	57.63	46.71	35.73	107.01	412.21
Net charge-offs to average outstanding loans during the period	0.94	0.67	0.75	—	—
Nonperforming loans as a percent of total loans	3.07	4.07	4.62	0.98	0.18
Nonperforming assets as a percent of total assets	2.30	2.72	2.87	0.63	0.10

(1)                  Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)                  Represents net interest income as a percent of average interest-earning assets.

(3)                  Represents noninterest expense, excluding provision for loss on other real estate owned, divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities, loans, premises and equipment and other real estate owned.

(4)                  Ratios are for Fox Chase Bank.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated statements of condition as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011 that appear elsewhere in this annual report.

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

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Our net interest income is affected by a variety of factors, including the mix of interest-earning assets in our portfolio and changes in levels of interest rates. Growth in net interest income is dependent upon our ability to prudently manage the balance sheet for growth, combined with how successfully we maintain our net interest margin, which is net interest income as a percentage of average interest-earning assets.

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

Expenses. The noninterest expense we incur in operating our business consists of salaries, benefits and other compensation expenses, occupancy and furniture and equipment expenses, data processing costs, professional fees, marketing expenses, Federal Deposit Insurance Corporation premiums, other real estate owned expense (including provision for losses) and various other miscellaneous expenses.

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

Occupancy expenses include the fixed and variable costs of buildings such as depreciation charges, maintenance, real estate taxes and costs of utilities. Depreciation of premises is computed using the straight-line method based on the useful lives of the related assets, which range from 10 to 39 years for buildings and premises. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

Furniture and equipment expenses, which are the fixed and variable costs of furniture and equipment, consist primarily of depreciation charges, furniture and equipment expenses and maintenance. Depreciation of equipment is computed using the straight-line method based on the useful lives of the related assets, which range from 3 to 7 years for furniture, fixtures and equipment.

Data processing costs include fees paid to our third-party data processing service and ATM expense.

Professional fees include fees paid to our independent auditors, co-sourced internal auditors, attorneys, compensation consultants, loan review specialists, interest rate risk management vendors and certain costs associated with being a public company.

Marketing expenses include expenses for advertisements, promotions and premium items and public relations expenses.

Federal Deposit Insurance Corporation assessments are a specified percentage of assessable deposits, depending on the risk characteristics of the institution. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC increased its assessment rates for 2009 and 2010 and also charged a special assessment to increase the balance of the insurance fund. Our special assessment amounted to $536,000 in 2009.  The FDIC implemented changes in its assessment rules in 2011 resulting from the Dodd-Frank Act.

Declines in the carrying values of other real estate owned (“OREO”) after we have acquired the property are recorded as provisions for loss on OREO.

OREO expense includes holding costs related to OREO properties such as real estate taxes and insurance.

Other expenses include expenses for stationary, printing, supplies, telephone, postage, contributions and donations, regulatory assessments, insurance premiums, certain public company expenses and other fees and expenses.

Our Business Strategy

Our goal is to be the leading relationship-based business and consumer bank in the markets we serve by delivering a wide array of financial products and personalized customer service. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers.  Further, by offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate and providing access to senior officers, we can distinguish ourselves from the larger banks operating in our market area. At the same time, our capital base and greater product mix enables us to effectively compete against smaller banks.  The following are the key elements of our business strategy:

•                  Improve earnings through an emphasis on business banking. Emphasizing business banking improves our profitability because commercial loans generally produce higher interest rates and the associated commercial business relationships produce higher deposit balances and fee income than consumer relationships. In this regard, we have added personnel to assist us in increasing our commercial business lending, including hiring a team of commercial lenders and commercial credit and risk management professionals in 2006, establishing a regional lending group in Ocean City, New Jersey in 2008 and employing a middle-market lending team in 2009. We are also seeking to increase our commercial deposits and our cash management services through our increase in commercial lending.

•                  Improve asset quality. We have sought to maintain our asset quality and moderate credit risk by using conservative underwriting standards. Our non-performing assets have decreased in each of the past two year after increasing significantly in 2009, due to weakened economic conditions.  Since 2009, we have tightened our underwriting standards, including reducing loan-to-value ratios, and de-emphasizing certain types of lending, such as construction loans and home equity lending. Further, we have strengthened our oversight of problem assets through the formation of a special assets department in December 2009. The department, which is run by our Chief Operating Officer and consists of three other loan and credit administration officers, increases the frequency with which classified and criticized credits are reviewed and aggressively acts to resolve problem assets. Although we intend to continue our efforts to originate commercial real estate and business loans, we intend to manage loan exposures and concentrations through conservative loan underwriting and credit administration standards.

•                  Improve our funding mix by focusing on core deposits. Our strategic focus is to emphasize total relationship banking with our customers to internally fund our loan growth. We believe that a continued focus on customer relationships will help to increase our level of core deposits (demand, savings and money market accounts). We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. In addition to our retail branch network, we offer on-line banking and a variety of deposit accounts designed for the businesses operating in our market area, including remote capture products, sweep accounts and other cash management products and services.

•                  Actively manage our balance sheet. Recent economic conditions have underscored the importance of a strong balance sheet. We strive to achieve this through managing our interest rate risk and maintaining strong capital levels, loan loss reserves and liquidity. Diversifying our asset mix not only improves our net interest margin but also reduces the exposure of our net interest income and earnings to interest rate risk. We will continue to manage our interest rate risk by diversifying the type and maturity of our assets in our loan and investment portfolios and monitoring the maturities in our deposit portfolio and borrowing facilities. It is possible that existing minimum regulatory capital ratios may be increased by regulatory agencies in response to market and economic conditions.

•                  Grow through geographic expansion. We intend to pursue expansion in our market area in strategic locations that maximize growth opportunities and we believe the recent economic recession and increasing regulatory burden will increase the rate of consolidation in the banking industry. We will look for opportunities to expand through the acquisition of banks or other financial service companies, the acquisition of branches of other financial institutions or possibly through an FDIC assisted transaction of a troubled financial institution. We currently do not have any specific plans for any such acquisitions. We will consider those opportunities that will allow us to add complementary products to our existing business or expand our franchise geographically.

•                  Continued expense control. Management continues to focus on the level of noninterest expenses and methods to identify cost savings opportunities, such as reviewing the number of employees, renegotiating key third-party contracts and reducing certain other operating expenses.  In this regard, our efficiency ratios were 79.9%, 71.1% and 63.1% for 2009, 2010 and 2011, respectively.

•                  Continue to serve as a strong community citizen. As a community bank operating for approximately 145 years, we are uniquely positioned to understand the financial needs of our local customers. Further, we believe it is the role of a community bank to operate as a good corporate citizen. Towards that end, in 2006, we established the Fox Chase Bank Charitable Foundation and funded it with 144,342 shares of Old Fox Chase Bancorp common stock and $150,000 in cash. The foundation provides grants to non-profit organizations and programs in the communities we serve. We also provide support to organizations with which our employees and customers are involved through our participation in the Neighborhood Commitment Program.

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

Balance Sheet Analysis

General. Total assets decreased $79.6 million to $1.02 billion at December 31, 2011 from $1.10 billion at December 31, 2010. The decreases in investment and mortgage related securities of $73.3 million and cash and cash equivalents of $30.7 million were partially offset by an increase in loans receivable, net, of $27.9 million. Total liabilities decreased $62.1 million primarily as deposits decreased $35.2 million and FHLB advances decreased $34.5 million. Total stockholders’ equity decreased $17.5 million primarily due to the repurchase of $19.8 million, or 1,524,900 shares of Company common stock.

Loans. The largest segment of our loan portfolio is multi-family and commercial real estate loans. At December 31, 2011, these loans totaled $313.1 million and represented 45.9% of total loans compared to $249.3 million, or 38.1% of total loans, at December 31, 2010 and $220.4 million, or 34.3% of total loans, at December 31, 2009. The increases in 2011 and 2010 reflect the success of the team of commercial lenders that were hired during 2006, the opening of three new offices in 2006 and 2007, the establishment of a regional lending group in Ocean City, New Jersey in the first quarter of 2008 and the hiring of a new team of middle market lenders in Hatboro, Pennsylvania during the second quarter of 2009. Fox Chase Bank expects to continue to emphasize this type of lending for the foreseeable future.

One- to four-family residential loans totaled $198.7 million, or 29.1% of total loans, at December 31, 2011 compared to $238.6 million, or 36.4% of total loans, at December 31, 2010 and $268.5 million, or 41.8% of total loans at December 31, 2009. The decreases in 2011 and 2010 were due to reduced loan originations for such loans due to a combination of slowdown in home purchases and management’s reluctance to place low rate long-term one- to four-family residential loans on the Company’s balance sheet.  Fox Chase Bank has not originated or targeted subprime loans in its loan portfolio. Given the recent uncertain economic environment, relatively low interest rates and increased consumer compliance costs, Fox Chase Bank does not expect to emphasize this type of lending for the foreseeable future.

Commercial and industrial loans totaled $107.8 million, or 15.8% of total loans, at December 31, 2011 compared to $80.6 million, or 12.3% of total loans, at December 31, 2010 and $42.8 million, or 6.7% of total loans, at December 31, 2009. The increases in 2011 and 2010 reflect the hiring of the new middle market lending team in Hatboro, Pennsylvania during the second quarter of 2009.  Fox Chase Bank expects to continue to emphasize this type of lending for the foreseeable future.

Construction loans totaled $18.2 million, or 2.7% of total loans, at December 31, 2011 compared to $31.2 million, or 4.8% of total loans, at December 31, 2010 and $40.8 million, or 6.4% of total loans, at December 31, 2009. The $22.6 million decrease from 2009 to 2011 was due to Fox Chase Bank not underwriting any significant new construction loans in 2010 or 2011 as a result of the riskier nature of construction loans and decreases in real estate values in certain parts of its lending area.

Consumer loans totaled $44.7 million, or 6.5% of total loans, at December 31, 2011 compared to $55.2 million, or 8.4% of total loans, at December 31, 2010 and $69.4 million, or 10.8% of total loans, at December 31, 2009. The decreases in consumer loans during 2011 and 2010 were due to Fox Chase Bank de-emphasizing certain forms of consumer lending, particularly home equity lending, as a result of the decrease in real estate values in certain parts of its lending area. Given the current uncertain economic environment and increased consumer compliance costs, Fox Chase Bank does not expect to emphasize this type of lending for the foreseeable future.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$198,669	29.1%	$238,612	36.4%	$268,535	41.8%	$260,833	43.8%	$215,817	47.9%
Multi-family and commercial	313,060	45.9	249,262	38.1	220,381	34.3	165,461	27.9	79,741	17.7
Construction	18,243	2.7	31,190	4.8	40,799	6.4	65,002	10.9	46,471	10.3
Total real estate loans	529,972	77.7	519,064	79.3	529,715	82.5	491,296	82.6	342,029	75.9
Consumer loans	44,667	6.5	55,169	8.4	69,362	10.8	76,086	12.8	78,744	17.5
Commercial and industrial loans	107,781	15.8	80,645	12.3	42,791	6.7	27,474	4.6	29,902	6.6
Total loans	682,420	100.0%	654,878	100.0%	641,868	100.0%	594,856	100.0%	450,675	100.0%
Less:
Deferred loan origination costs (fees), net	227		218		33		379		(264)
Allowance for loan losses	(12,075)		(12,443)		(10,605)		(6,260)		(3,376)
Net loans	$670,572		$642,653		$631,296		$588,975		$447,035

Loan Maturity

The following tables set forth certain information at December 31, 2011 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees and costs.

	At December 31, 2011
		Multi-family
	One- to	and			Commercial
	Four-	Commercial			and
	Family	Real Estate	Construction	Consumer	Industrial
	Loans	Loans	Loans	Loans	Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$18	$36,684	$11,009	$6,543	$47,794	$102,048
More than one year to two years	639	24,142	5,906	420	14,968	46.075
More than two years to three years	581	39,919	1,328	1,058	14,929	57,815
More than three years to five years	1,051	54,194	—	2,142	29,719	87,106
More than five years to ten years	29,054	78,819	—	14,860	371	123,104
More than ten years to fifteen years	11,987	21,292	—	7,332	—	40,611
More than fifteen years	155,339	58,010	—	12,312	—	225,661
Total	$198,669	$313,060	$18,243	$44,667	$107,781	$682,420

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2011 that are due after December 31, 2012 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$190,162	$8,489	$198,651
Multi-family and commercial	238,342	38,034	276,376
Construction	—	7,234	7,234
Consumer loans	26,297	11,827	38,124
Commercial and industrial loans	16,600	43,387	59,987
Total	$471,401	$108,971	$580,372

Securities. Our securities portfolio consists primarily of agency residential mortgage related securities, and, to a lesser extent, private label residential and commercial mortgage securities, state and municipal securities, obligations of U.S. government agencies and investment grade corporate securities. Total securities decreased $73.3 million, or 20.2%, during 2011. Purchases in 2011 consisted of agency residential mortgage related securities totaling $35.0 million.  These purchases were offset by maturities, calls, and principal repayments of $85.4 million, the sale of $13.0 million of residential agency mortgage related securities, the redemption of $3.5 million in corporate securities and the call of $5.4 million of state and municipal securities. All securities purchased during the year ended December 31, 2011 were classified as available-for-sale.

Securities decreased $59.3 million, or 14.0%, in 2010. Purchases in 2010 consisted of agency residential mortgage related securities totaling $98.8 million, investment grade corporate securities totaling $13.2 million and obligations of U.S. government agencies totaling $6.5 million. These purchases were offset by maturities, calls, and principal repayments of $130.8 million, the sale of $32.5 million of residential agency mortgage related securities, the sale of $4.0 million in private label commercial mortgage related securities and the redemption of $4.6 million in corporate securities, the call of $300,000 of obligations of U.S. government agencies and $2.0 million of state and municipal securities. All securities purchased during the nine month period ended September 30, 2010 were classified as available-for-sale.  During the quarter ended December 31, 2010, all securities purchased, which represented $52.6 million of agency residential mortgage related securities, were classified as held-to-maturity.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated. All of our securities were classified as available-for-sale at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for Sale:
Obligations of U.S. government agencies	$6,424	$6,514	$6,489	$6,521	$305	$306
State and political subdivisions	1,865	1,873	7,240	7,279	9,199	9,292
Corporate securities	15,007	14,719	18,674	18,871	9,838	9,950
	23,296	23,106	32,403	32,671	19,342	19,548

Private label residential mortgage related security	164	122	559	166	628	195
Private label commercial mortgage related securities	8,799	8,906	11,385	11,767	17,607	17,833
Agency residential mortgage related securities	206,285	216,636	256,796	266,699	374,824	384,891
Total mortgage related securities	215,248	225,664	268,740	278,632	393,059	402,919
Total available-for-sale securities	238,544	248,770	301,143	311,303	412,401	422,467

Held to Maturity:
Agency residential mortgage related securities	41,074	41,758	51,835	50,817	—	—
Total mortgage related securities	41,074	41,758	51,835	50,817	—	—

Total securities	$279,618	$290,528	$352,978	$362,120	$412,401	$422,467

At December 31, 2011, we had no investments in a single issuer (other than state or U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at December 31, 2011.

At December 31, 2011, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $164,000 and a fair value of $122,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $42,000. At December 31, 2010, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $559,000 and a fair value of $166,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $393,000.

During the year ended December 31, 2009, management determined that there was other-than-temporary impairment in the amount of $605,000, $157,000 of which was recognized on the statement of operations and $448,000 of which was recognized in the statement of condition in accumulated other comprehensive income (before taxes).  This impairment was due to an increase in delinquency levels, a slowdown in principal payments for the security’s underlying collateral and a downgrade in the security from AAA to BB+.  There was no additional other-than-temporary credit impairment charge on this investment through December 31, 2010. During the year ended December 31, 2011, management determined that there was additional other-than-temporary impairment in the amount of $407,000, $361,000 of which was recognized on the statement of operations and $46,000 of which was recognized on the statement of condition in accumulated other comprehensive income (before taxes).  This additional impairment was primarily due to a slowdown in principal payment speeds, an increase in default rates and an increase in estimated loss severity at default on the underlying residential mortgage collateral. The remaining unrealized loss at December 31, 2011 is not considered an other-than-temporary impairment, as management does not have the intention to sell this security and it is not more likely than not that the security will be required to be sold before recovery of its amortized cost.

As of December 31, 2011, the Company held three private label commercial mortgage backed securities (“CMBS”) with an amortized cost of $8.8 million. These securities had a net unrealized gain of $107,000 at December 31, 2011 and all individual securities were held at an unrealized gain. As of December 31, 2010, the Company held four private label CMBS with an amortized cost of $11.4 million. These securities had a net unrealized gain of $382,000 at December 31, 2010 and all individual securities were held at an unrealized gain. During 2011, one security paid off in full.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  The FHLB of Pittsburgh has indicated it would only redeem from any member the lesser of the amount of the member’s excess capital stock or 5% of the member’s total capital stock.  The FHLB also indicated that it may increase its individual member stock investment requirements. As of December 31, 2011, the Company’s minimum stock obligation was $6.4 million and maximum stock obligation was $11.9 million. The Bank held $8.1 million of such stock at December 31, 2011.

The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and has not paid a dividend through December 31, 2011.  Beginning in the first quarter of 2012, the FHLB of Pittsburgh reinstated its dividend at an annual rate of 0.10% of the Bank’s average stock held during the quarter ended December 31, 2011.

Accumulated other comprehensive income, net of tax, increased to $6.6 million at December 31, 2011 from $6.5 million at December 31, 2010. Accumulated other comprehensive income, net of tax, remained consistent at $6.5 million at December 31, 2010 and 2009.  The 2011 increase was primarily due to an increase in unrealized gains in investment securities of $779,000, net of tax, offset by reclassification adjustments for net investment securities gains included in net income of $720,000, net of tax.

See Note 2 to the consolidated financial statements for a schedule of gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2011. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

			More Than		More Than
	One Year or Less		1 Year to 5 Years		5 Years to 10 Years		More Than 10 Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available for Sale:
Obligations of U.S. government agencies	$—	—%	$6,514	1.27%	$—	—%	$—	—%	$6,514	1.27%
State and political subdivisions	—	—	666	3.87	766	4.06	441	4.13	1,873	4.01
Corporate securities	8,013	2.18	6,706	2.48	—	—	—	—	14,719	2.32
	8,013		13,886		766		441		23,106

Private label residential mortgage related security	—	—	—	—	—	—	122	2.56	122	2.56
Private label commercial mortgage related securities	—	—	—	—	—	—	8,906	5.28	8,906	5.28
Agency residential mortgage related securities	69	4.98	459	5.28	26,560	3.10	189,548	3.30	216,636	3.28
Total mortgage related securities	69		459		26,560		198,576		225,664

Held to Maturity:
Agency residential mortgage related securities	—	—	—	—	23,639	1.16	18,119	1.85	41,758	1.46
Total mortgage related securities	—		—		23,639		18,119		41,758

Total securities	$8,082		$14,345		$50,965		$217,136		$290,528

Real Estate Held for Investment. Fox Chase Bank has recorded real estate held for investment of $1.6 million and $1.7 million at December 31, 2011 and 2010, respectively, which represented undeveloped land located in Absecon, New Jersey. The property was acquired by Fox Chase Bank in 2003 to expand Fox Chase Bank’s retail branch network in southern New Jersey.  The property was under an option to be sold no later than 2010; however, the prospective buyer defaulted under its financial obligations associated with the option agreement during the fourth quarter of 2009.  As a result of the default, management obtained an updated appraisal on the property and recorded an impairment loss of $150,000 for the difference between the carrying value and the fair value at December 31, 2009. Management obtained an updated appraisal at December 31, 2010 and determined that no additional impairment occurred during 2010. During the third quarter of 2011, the Bank obtained an updated appraisal and recorded an additional impairment loss of $110,000.

In accordance with regulatory guidelines, because this real estate held for investment was not sold or placed in service by June 2011 (eight years from acquisition); for regulatory reporting purposes, the full amount of this asset is recorded as a reduction of regulatory capital at December 31, 2011.

Cash and Cash Equivalents. Our primary source of short-term liquidity is comprised of branch working cash, a reserve requirement account at the Federal Reserve, an account at the Federal Home Loan Bank of Pittsburgh and money market accounts. Cash and cash equivalents decreased $30.7 million for 2011 primarily as a result of $30.0 million in FHLB advances maturing.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. These deposits are provided primarily by individuals and businesses within our market areas. Additionally, in the fourth quarter of 2011, the Bank raised funding through brokered deposits.  Deposits decreased $35.2 million, or 4.9%, for 2011 primarily as a result of a decrease in higher-rate certificates of deposits of $68.7 million and a decrease in money market accounts of $21.2 million offset by an increase in NOW accounts of $5.4 million, an increase of $13.4 million in noninterest-bearing demand accounts, an increase of $25.8 million in savings and club accounts and an increase of $10.2 million in brokered deposits.  The decrease in certificates of deposits and money market accounts was the result of the Bank’s decision to reduce higher rate deposits while targeting certain customers for retention.  These customers include those with either previous relationships or those who reside within close proximity to our branches.  During 2011, the Bank had $25.8 million of promotional certificates of deposit mature at an average rate of 3.50%. Of this promotion, approximately $3.9 million were retained.  The increase in noninterest-bearing demand accounts was a result of continued efforts to increase commercial deposit relationships through the efforts of our commercial lending and cash management teams.

Deposits decreased $146.5 million, or 17.1%, for 2010 primarily as a result of a decrease in higher-rate certificates of deposits of $127.6 million, a decrease in money market accounts of $35.5 million and a decrease in NOW accounts of $1.0 million offset by increases of $3.4 million in savings and club accounts and an increase of $14.1 million in noninterest-bearing demand accounts.  The decrease in certificates of deposits and money market accounts was the result of the Bank’s decision to reduce higher rate deposits while targeting certain customers for retention.  These customers include those with either previous relationships or those who reside within close proximity to our branches.  During 2010, the Bank had $157.2 million of promotional certificates of deposit mature at an average rate of 3.50%. Of this promotion, approximately $57.8 million were retained at an average rate of 1.37%.  The increase in noninterest-bearing demand accounts was a result of continued efforts to increase commercial deposit relationships through the efforts of our commercial lending and cash management teams.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)

Noninterest-bearing demand accounts	$84,374	—%	$70,990	—%	$56,912	—%
NOW accounts	45,948	0.39	40,505	0.30	41,369	0.63
Money market accounts	127,667	0.38	148,904	0.47	184,407	1.05
Savings and club accounts	80,740	0.29	54,921	0.05	51,563	0.15
Brokered deposits	10,162	0.53	—	—	—	—
Certificates of deposit	327,703	2.03	396,443	2.44	524,026	3.29
Total	$676,594	1.12%	$711,763	1.48%	$858,277	2.27%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2011. Jumbo certificates of deposit require minimum deposits of $100,000. Brokered deposits in the amount of $10.2 million at December 31, 2011 are not included in total jumbo certificates of deposit.  The Bank did not hold any brokered deposits as of December 31, 2010.

Maturity Period at December 31, 2011	Jumbo Certificates of Deposits
(In thousands)
Three months or less	$21,494
Over three through six months	3,527
Over six through twelve months	19,286
Over twelve months	37,327
Total	$81,634

The following table sets forth the time deposits, including brokered deposits in 2011, classified by rates at the dates indicated.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
0.00 - 1.00%	$106,920	$82,723	$47,490
1.01 - 2.00%	82,779	88,537	43,394
2.01 - 3.00%	75,808	89,887	58,610
3.01 - 4.00%	33,827	66,566	279,623
4.01 - 5.00%	38,381	49,258	56,852
5.01 - 6.00%	150	19,472	26,187
6.01 - greater	—	—	11,870
Total	$337,865	$396,443	$524,026

The following table sets forth the amount and maturities of time deposits, including brokered deposits, classified by rates at December 31, 2011.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$83,464	$17,370	$6,086	$—	$106,920	31.65%
1.01 - 2.00%	44,678	15,163	16,781	6,157	82,779	24.50
2.01 - 3.00%	42,318	9,452	5,700	18,338	75,808	22.44
3.01 - 4.00%	9,179	5,621	15,771	3,256	33,827	10.01
4.01 - 5.00%	14,878	11,650	8,928	2,925	38,381	11.36
5.01 - 6.00%	—	—	150	—	150	0.04
6.01 - greater	—	—	—	—	—	—
Total	$194,517	$59,256	$53,416	$30,676	$337,865	100.00%

The following table sets forth time deposit activity for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Beginning balance	$396,443	$524,026	$373,935
(Decrease) Increase before interest credited	(66,363)	(141,237)	132,466
Interest credited	7,785	13,654	17,625
Net (decrease) increase in time deposits	(58,578)	(127,583)	150,091
Ending balance	$337,865	$396,443	$524,026

Borrowings. Fox Chase Bank did not obtain additional long-term borrowings in 2011 from either the Federal Home Loan Bank or other lenders. The Bank had a $30.0 million Federal Home Loan Bank advance that matured in August 2011 as well as two Federal Home Loan Bank advances which amortized $4.5 million of principal during 2011. As of December 31, 2011, Fox Chase Bank had outstanding borrowings of $88.3 million with the Federal Home Loan Bank and $50.0 million with other commercial banks. As of December 31, 2011 and 2010, the Company had $8.5 million and $0, respectively, of short-term borrowings.  The short-term borrowings, which represent overnight borrowings, had a rate of 0.25% at December 31, 2011 and were obtained from a large commercial bank and a participant in the Federal Funds market.

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

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period	$196,429	$186,807	$201,433
Average advances outstanding during the period	162,419	175,963	194,508
Weighted average interest rate during the period	3.54%	3.66%	3.57%
Balance outstanding at end of period	146,778	172,800	$187,165
Weighted average interest rate at end of period	3.23%	3.67%	3.62%

Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

Overview.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net income (loss)	$4,779	$2,744	$(1,028)
Basic and diluted earnings (loss) per share	$0.36	$0.20	$(0.07)
Return (loss) on average assets	0.45%	0.24%	(0.09)%
Return (loss) on average equity	2.36	1.65	(0.82)
Average equity to average assets	19.07	14.30	11.11

2011 vs. 2010. Net income increased $2.0 million for 2011 compared to 2010. The 2011 results included an increase in net interest income of $3.9 million, a reduction of $479,000 in the provision for loan losses, a decrease of $546,000 in noninterest income, an increase of $697,000 in noninterest expense and an increase in tax provision of $1.1 million.

2010 vs. 2009. Net income increased $3.8 million for 2010 compared to 2009. The 2010 results included an increase in net interest income of $3.8 million, a reduction of $2.9 million in the provision for loan losses, an increase of $1.0 million in noninterest expense and an increase in tax provision of $1.9 million.

Net Interest Income.

2011 vs. 2010. Net interest income increased $3.9 million, or 14.1%, for 2011. The net interest margin was 3.02% for 2011 compared to 2.42% for 2010. The increase in net interest income was primarily attributable to a decrease in the average balance and cost of certificates of deposit, as well as increases in average stockholders’ equity and noninterest-bearing deposits.

Total interest income decreased $3.3 million, or 6.8%, to $45.9 million for 2011, due primarily to a $2.1 million, or 17.7%, decrease in interest on mortgage related securities, a decrease in interest and fees on loans of $892,000, or 2.5%, a decrease in other interest income of $215,000, or 75.2%, and a decrease in nontaxable investment securities available-for-sale of $150,000, or 44.9%.  Interest income on mortgage related securities decreased due to a reduction in the average balance of $39.5 million.  Interest income on loans decreased due to a reduction of 10 basis points in yield and a reduction of $5.6 million in the average balance of total loans.  Other interest income decreased $215,000 to $71,000 from $286,000 primarily due to a decrease in the average balance of interest-earning demand deposits of $50.4 million. Interest income on nontaxable investment securities available-for-sale decreased $150,000 primarily due to a decrease in the average balance of $4.3 million.

Total interest expense decreased $7.2 million, or 33.3%, to $14.5 million for 2011, due primarily to a $6.5 million decrease in interest expense on deposits and a $704,000 decrease in interest expense on Federal Home Loan Bank advances. The decreased deposit expense was due to a decrease of $142.4 million in the average outstanding balance on total interest-bearing deposit accounts and a 60 basis point decrease in the average rate paid on deposits, primarily due to the lower interest rate environment as well as the repricing of promotional rate certificates of deposit which were obtained in 2009. Interest expense on Federal Home Loan Bank advances decreased primarily due to a decrease in average borrowings of $15.8 million.

2010 vs. 2009. Net interest income increased $3.8 million, or 16.0%, for 2010. The net interest margin was 2.42% for 2010 compared to 2.16% for 2009. The increase in net interest income was primarily attributable to an increase in the average balance of commercial loans, a decrease in the average balance of certificates of deposit and borrowings, and an increase in average stockholder’s equity as the Company raised net proceeds of $77.8 million in the mutual-to-stock conversion on June 29, 2010.  Additionally, net interest income also improved due to a decrease in the average rate paid on interest bearing liabilities of 57 basis points from 2.92% to 2.35%.

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

	Years Ended December 31,
	2011			2010			2009
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$31,894	$71	0.22%	$82,257	$286	0.35%	$50,506	$622	1.23%
Money market funds	—	—	0.00%	—	—	0.00%	27,564	183	0.67%
Mortgage related securities
Available for sale	268,977	8,989	3.34%	348,208	11,727	3.37%	352,542	14,654	4.16%
Held to maturity	47,803	786	1.65%	8,025	147	1.83%	—	—	0.00%
Taxable securities	31,818	488	1.53%	28,197	471	1.67%	28,102	764	2.72%
Nontaxable securities	4,043	184	4.55%	8,318	334	4.01%	12,082	482	3.99%
Loans:
Residential loans	220,418	10,976	4.98%	262,028	13,633	5.20%	266,577	14,575	5.47%
Commercial loans	379,693	21,504	5.59%	330,651	18,913	5.64%	285,460	15,882	5.49%
Consumer loans	50,501	2,948	5.84%	63,488	3,774	5.94%	73,572	4,236	5.76%
Total Loans	650,612	35,428	5.40%	656,167	36,320	5.50%	625,609	34,693	5.51%
Allowance for loan losses	(12,895)			(11,415)			(7,311)
Net loans	637,717	35,428		644,752	36,320		618,298	34,693
Total interest-earning assets	1,022,252	45,946	4.41%	1,119,757	49,285	4.33%	1,089,094	51,398	4.67%
Noninterest-earning assets	41,466			46,932			37,282
Total assets	$1,063,718			$1,166,689			$1,126,376
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$174,681	739	0.42%	$214,111	1,504	0.70%	$189,946	2,874	1.51%
Savings accounts	67,688	148	0.22%	53,975	45	0.08%	51,350	90	0.17%
Brokered deposits	1,802	13	0.73%	—	—	0.00%	—	—	0.00%
Certificates of deposit	357,792	7,772	2.17%	476,258	13,654	2.87%	506,076	17,625	3.48%
Total interest-bearing deposits	601,963	8,672	1.44%	744,344	15,203	2.04%	747,372	20,589	2.75%
FHLB advances	110,180	4,085	3.66%	125,963	4,789	3.75%	144,224	5,311	3.63%
Other borrowed funds - short term	2,239	5	0.23%	—	—	0.00%	284	2	0.69%
Other borrowed funds - long term	50,000	1,733	3.42%	50,000	1,733	3.42%	50,000	1,733	3.42%
Total borrowings	162,419	5,823	3.54%	175,963	6,522	3.66%	194,508	7,046	3.57%
Total interest-bearing liabilities	764,382	14,495	1.89%	920,307	21,725	2.35%	941,880	27,635	2.92%
Noninterest-bearing deposits	90,460			70,256			50,743
Other noninterest-bearing liabilities	6,001			9,341			8,665
Total liabilities	860,843			999,904			1,001,288

Retained earnings	195,683			158,633			120,619
Accumulated comprehensive income	7,192			8,152			4,469
Total stockholder’s equity	202,875			166,785			125,088
Total liabilities and stockholders’ equity	$1,063,718			$1,166,689			$1,126,376
Net interest income		$31,451			$27,560			$23,763
Interest rate spread			2.52%			1.98%			1.75%
Net interest margin			3.02%			2.42%			2.16%
Average interest-earning assets to average interest-bearing liabilities			133.74%			121.67%			115.63%

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

	Year Ended			Year Ended
	December 31, 2011			December 31, 2010
	Compared to			Compared to
	Year Ended			Year Ended
	December 31, 2010			December 31, 2009
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$(40)	$(175)	$(215)	$(727)	$391	$(336)
Money market funds		—	—	—	(183)	(183)
Mortgage related securities
Available-for-sale	(69)	(2,669)	(2,738)	(2,747)	(180)	(2,927)
Held-to-maturity	(91)	730	639	—	147	147
Taxable securities	(43)	60	17	(296)	3	(293)
Nontaxable securities	22	(172)	(150)	2	(150)	(148)
Loans:
Residential loans	(493)	(2,164)	(2,657)	(693)	(249)	(942)
Commercial loans	(214)	2,805	2,591	517	2,514	3,031
Consumer loans	(54)	(772)	(826)	119	(581)	(462)
Total loans	(761)	(131)	(892)	(57)	1,684	1,627
Total interest-earning assets	(982)	(2,357)	(3,339)	(3,825)	1,712	(2,113)

Interest Expense:
NOW and money market deposits	(488)	(277)	(765)	(1,736)	366	(1,370)
Savings accounts	93	10	103	(50)	5	(45)
Brokered deposits	—	13	13	—	—	—
Certificates of deposit	(2,486)	(3,396)	(5,882)	(2,933)	(1,038)	(3,971)
Total interest-bearing deposits	(2,881)	(3,650)	(6,531)	(4,719)	(667)	(5,386)

FHLB advances	(103)	(601)	(704)	150	(672)	(522)
Other borrowed funds - short term	—	5	5	—	(2)	(2)
Other borrowed funds- long term	—	—	—	—	—	—
Total borrowings	(103)	(596)	(699)	150	(674)	(524)
Total interest-bearing liabilities	(2,984)	(4,246)	(7,230)	(4,569)	(1,341)	(5,910)

Net change in net interest income	$2,002	$1,889	$3,891	$744	$3,053	$3,797

Provision for Loan Losses.

2011 vs. 2010. Fox Chase Bancorp recorded a provision for loan losses of $5.7 million in 2011 compared to $6.2 million in 2010.   The $5.7 million provision was primarily a result of net charge-offs of $6.1 million of which $5.1 million related to the commercial loan portfolio, $554,000 related to the residential mortgage portfolio and $431,000 related to the consumer loan portfolio. Additionally, the decreased provision was a result of a decrease in nonperforming loans and classified and criticized assets.

2010 vs. 2009. Fox Chase Bancorp recorded a provision for loan losses of $6.2 million in 2010 compared to $9.1 million in 2009.   The $6.2 million provision was primarily a result of: (1) net charge-offs of $4.4 million, of which $2.5 million related to the commercial loan portfolio, $1.4 million related to the residential mortgage portfolio and $514,000 related to the consumer loan portfolio; (2) the establishment of reserves of $800,000 on impaired commercial loans at December 31, 2010 based primarily on the decrease in the appraised values of the collateral supporting the loans and; (3) the establishment of reserves of $1.0 million on impaired residential mortgage as new residential mortgages went on nonaccrual during the year.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. The following table shows the components of noninterest income for 2011, 2010 and 2009.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2011	2010	2009	2011/2010		2010/2009
	(In thousands)

Service charges and other fee income	$1,630	$1,132	$935	$498	44.0%	$197	21.1%
Net gain on sale of loans	—	—	3	—	—%	(3)	(100.0)
Net gain on sale of premises and equipment	—	6	—	(6)	(100.0)%	6	100.0
Net gain on sale of other real estate owned	250	44	—	206	468.2%	44	100.0
Impairment loss on real estate held for investment	(110)	—	(150)	(110)	(100.0)%	150	100.0
Income on bank-owned life insurance	468	471	453	(3)	(0.6)%	18	4.0
Other	375	273	302	102	37.4%	(29)	(9.6)

Total other-than-temporary impairment loss	(407)	—	(605)	(407)	(100.0)%	605	(100.0)
Less: Portion of loss recognized in other comprehensive income (before taxes)	46	—	448	46	100.0%	(448)	(100.0)
Net other-than-temporary impairment loss	(361)	—	(157)	(361)	(100.0)	157	100.0
Gains on sale of investment securities	1,091	1,963	2,381	(872)	(44.4)	(418)	(17.6)
Net investment securities gains	730	1,963	2,224	(1,233)	(62.8)	(261)	(11.7)

Total Noninterest Income	$3,343	$3,889	$3,767	$(546)	(14.0)%	$122	3.2%

2011 vs. 2010. Noninterest income decreased $546,000 for 2011. The decrease for 2011 was primarily due to a decrease in net investment gains of $1.2 million as the Bank recorded a net other-than-temporary impairment loss of $361,000 which was offset by the gain on sale of securities of $1.1 million compared to a gain on sale of securities of $2.0 million and no net other-than-temporary impairment loss in 2010.  In addition, the Bank recorded an impairment loss on real estate held for investment of $110,000 in 2011 compared to no impairment loss in 2010.  These decreases were offset by an increase in service charges and other fee income of $498,000 as a result of an increase of $377,000 in loan fee income to $627,000 from $250,000 in 2010 and an increase of $121,000 in deposit related fee income to $1.0 million from $882,000 in 2010.  Loan fee income increased primarily due to an increase in commercial fee income, including unused lines and letters of credit and international banking transaction fees.  Deposit related fees increased primarily as cash management fees increased $154,000 offset by decreases in other deposit related fees.  Net gain on other real estate owned increased by $206,000 as the Bank sold two properties during the year.  Other income increased $102,000 primarily as a result of an increase of $79,000 of income earned on the Bank’s investment in Philadelphia Mortgage Advisors and an increase of $16,000 in merchant processing fees.

2010 vs. 2009. Noninterest income increased $122,000 for 2010. The increase for 2010 was primarily due to an increase in service charges and other fee income as a result of a $229,000 increase in deposit related fee income to $879,000 from $650,000 in 2009, offset by an $18,000 decrease in loan fee income to $251,000 from $269,000 in 2009. The increase in deposit related fees was the result of an increase in cash management fees as the number of such accounts continued to grow and an increase in ATM fees resulting from higher usage.  The decrease in loan fee income was due to a $146,000 decrease in net loan servicing income, which included an increase in the valuation allowance on the Bank’s mortgage servicing rights of $46,000 in 2010.  The valuation allowance decreased $48,000 in 2009, resulting in a net $94,000 decrease in 2010.  This decrease was offset by an increase of $128,000 in other loan fee income, which was related to an increase in unused line of credit fees on commercial and industrial loans and fees on commercial loan accounts.  Other income decreased primarily as a result of a decrease of $68,000 of income earned on the Bank’s investment in Philadelphia Mortgage Advisors, offset by a $38,000 increase in merchant processing fees.  Impairment loss on real estate held for investment decreased $150,000 as the Bank recorded an impairment loss in the fourth quarter of 2009 due to an updated valuation of the underlying real estate following the default of a prospective buyer.  There was no impairment recorded in 2010.  These increases were offset by a decrease in the net gains on the sale of investment securities.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for 2011, 2010 and 2009.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2011	2010	2009	2011/2010		2010/2009
	(In thousands)

Salaries, benefits and other compensation	$12,761	$12,128	$11,503	$633	5.2%	$625	5.4%
Occupancy expense	1,845	1,822	1,825	23	1.3	(3)	(0.2)
Furniture and equipment expense	442	454	580	(12)	(2.6)	(126)	(21.7)
Data processing costs	1,719	1,662	1,664	57	3.4	(2)	(0.1)
Professional fees	1,720	1,374	1,107	346	25.2	267	24.1
Marketing expense	356	291	346	65	22.3	(55)	(15.9)
FDIC premiums	870	1,401	1,795	(531)	(37.9)	(394)	(21.9)
Provision for loss on other real estate owned	657	436	—	221	50.7	436	100.0
Other real estate owned expense	105	107	—	(2)	(1.9)	107	100.0
Other	1,594	1,697	1,513	(103)	(6.1)	184	12.2
Total Noninterest Expense	$22,069	$21,372	$20,333	$697	3.3%	$1,039	5.1%

2011 vs. 2010. In 2011, noninterest expense increased $697,000, or 3.3%. Salaries, benefits and compensation increased $633,000 for the year ended December 31, 2011 due to higher salary expense from annual merit increases, higher incentive compensation accruals and incremental ESOP costs as the Company increased the benefits for employees in conjunction with the mutual-to-stock conversion that was completed in the second quarter of 2010.   Professional fees increased by $346,000 for the year ended December 31, 2011 primarily due to incremental legal costs associated with nonperforming assets. Provision for loss on other real estate owned increased $221,000 due to write-downs of properties throughout the year.  FDIC premiums decreased $531,000 due to a reduction in the regular assessment rate on April 1, 2011 as well as a reduction in the Bank’s total deposits and total assets.  Other expense decreased $103,000 primarily due to decreases in fraud losses on checking accounts compared to 2010, as well as decreased telephone, postage and stationary and supplies as the Company continues to reduce costs.

2010 vs. 2009. In 2010, noninterest expense increased $1.0 million, or 5.1%. Included in this increase is $543,000 of costs related to other real estate owned comprised of $436,000 of valuation adjustments on such properties and $107,000 of holding costs, such as real estate taxes and insurance, on other real estate owned.  There were no such other real estate owned costs in the year ended December 31, 2009.  Salaries, benefits and compensation increased $625,000 for the year ended December 31, 2010 due to higher salary expense from annual merit increases, higher incentive compensation accruals and incremental ESOP costs as the Company increased the benefits for employees in conjunction with the mutual-to-stock conversion that was completed in the second quarter of 2010.   Professional fees increased by $267,000 for the year ended December 31, 2010 primarily due to incremental legal costs associated with the elevated level of nonperforming assets. Other expense increased $184,000 primarily due to higher Office of Thrift Supervision supervisory costs, higher public company costs and increased fraud loss on checking accounts.  The increases were offset by (1) a decrease in furniture and equipment expense, primarily as a result of certain fixed assets becoming fully depreciated in 2009 and 2010 and (2) a decrease in FDIC premiums of $394,000 for the year ended December 31, 2010 primarily due to the special assessment of $536,000 which occurred during the second quarter of 2009.

Income Taxes.

2011 vs. 2010. Income tax expense for 2011 was $2.2 million compared to $1.1 million for 2010. The increase in 2011 was primarily due to a $3.1 million increase in pre-tax income. The effective tax rate for 2011 and 2010 was 31.6% and 29.0%, respectively.

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Further, we strengthened our oversight of problem assets through the formation of a Special Assets Department in December 2009. The department, which is run by our Chief Operating Officer and consists of three other loan and credit administration officers, increases the frequency with which criticized and classified credits are reviewed and aggressively acts to resolve problem loans.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as other real estate owned until sold. Other real estate owned is carried at the lower of its cost or fair value, less estimated selling expenses. Holding costs are recorded as other real estate owned expense and declines in carrying value after acquisition of the property are recorded as provision for loss on other real estate owned in the consolidated statements of operations.

The following table provides information with respect to our nonperforming assets by segment at the dates indicated.  We had $12.4 million of troubled debt restructurings at December 31, 2011, which consisted of two construction loans totaling $5.2 million, three commercial real estate loans totaling $6.8 million, two residential mortgage loans totaling $307,000 and two home equity loans totaling $64,000. We had $10.7 million of troubled debt restructurings at December 31, 2010, which consisted of three construction loans totaling $5.5 million, three commercial real estate loans totaling $3.6 million, one commercial and industrial loans totaling $600,000 and one residential mortgage loan totaling $1.0 million.  We had troubled debt restructurings totaling $1.2 million related to three residential mortgage loans as of December 31, 2009.  We had no troubled debt restructurings at December 31, 2008 or 2007.  For additional discussion see “Troubled Debt Restructurings”.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Nonaccrual Loans:
One- to four-family real estate	$6,885	$10,813	$7,740	$1,503	$155
Multi-family and commercial real estate	3,814	6,180	4,738	685	105
Construction	6,372	9,279	15,739	3,495	—
Consumer	7	365	612	167	—
Commercial and industrial	—	—	250	—	—
Total	17,078	26,637	29,079	5,850	260

Accruing loans past due 90 days or more:
One- to four-family	—	—	—	—	559
Multi-family and commercial real estate	—	—	601	—	—
Consumer	3,875	—	—	—	—
Total	3,875	—	601	—	559

Nonperforming loans	$20,953	$26,637	$29,680	$5,850	$819

Other real estate owned	2,423	3,186	4,052	—	—
Total nonperforming assets	$23,376	$29,823	$33,732	$5,850	$819

Nonperforming loans total loans	3.07%	4.07%	4.62%	0.98%	0.18%
Total nonperforming loans to total assets	2.06	2.43	2.53	0.63	0.10
Total nonperforming assets to total assets	2.30	2.72	2.87	0.63	0.10

The following table sets forth our nonaccrual loans by state and loan segment at December 31, 2011. The table does not include accruing loans past due 90 days or more.

			Multi Family
			and
	One- to Four-		Commercial Real
	Family Real Estate		Estate		Construction		Consumer		Total
	Number		Number		Number		Number		Number
	of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)
Pennsylvania	8	$5,622	3	$801	2	$5,210	1	$7	14	$11,640
New Jersey	5	1,263	4	3,013	1	1,162	—	—	10	5,438

Total	13	$6,885	7	$3,814	3	$6,372	1	$7	24	$17,078

The following table provides a rollforward of nonperforming assets, by loan segment and assets acquired through foreclosure, from December 31, 2010 to December 31, 2011.  The table does not include accruing loans past due 90 days or more.

						Transfer
	At	Additional			Net	To Other	At
	December	Non-	Return to	Payments	Charge-offs/	Real	December
	31,	Performing	Accrual	Received,	Valuation	Estate	31,
	2010	Assets, Net	Status	Net	Allowances	Owned	2011
	(Dollars in thousands)

Nonaccrual loans
One- to four-family real estate	$10,813	$728	$(105)	$(3,795)	$(568)	$(188)	$6,885
Multi-family and commercial real estate	6,180	4,163	(1,245)	(3,207)	(1,129)	(948)	3,814
Construction	9,279	3,554	—	(2,673)	(3,445)	(343)	6,372
Consumer	365	123	—	(57)	(424)	—	7
Commercial and industrial	—	596	—	—	(596)	—	—
Total	26,637	9,164	(1,350)	(9,732)	(6,162)	(1,479)	17,078

Other real estate owned	3,186	53	—	(1,638)	(657)	1,479	2,423
Total nonperforming assets	$29,823	$9,217	$(1,350)	$(11,370)	$(6,819)	$—	$19,501

At December 31, 2011, nonperforming assets were comprised of the following:

•                  Three construction loans for residential developments, the largest of which is collateralized by a single family home residential development in Montgomery County, Pennsylvania. The two other nonaccrual construction loans at December 31, 2011 are collateralized by a condominium project located in Atlantic County, New Jersey and by land and improvements associated with a residential housing development in Chester County, Pennsylvania.

•                  Seven multi-family and commercial real estate loan relationships, the largest of which is secured by a hotel in Cape May County, New Jersey.

•                  Thirteen one- to four-family loans, the largest of which is secured by a residential home located in Montgomery County, Pennsylvania.

•                  One unsecured consumer loan.

•                  Seven properties in other real estate owned, the largest of which is a single family residential development located in Atlantic County, New Jersey.

For a discussion of the allowance related to these assets, see “Analysis and Determination of the Allowance for Loan Losses—Allowance Required for Impaired Loans.”

Interest income that would have been recorded for 2011 had nonaccruing loans been current according to their original terms was approximately $1.1 million. Interest income included in net income for these loans for 2011 was $825,000.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If we classify an asset as loss, it is recorded as a loan charged off in the current period. The regulations also provide for a “special mention” category, described as criticized assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
	2011	2010	2009
	(in thousands)

Special mention assets	$20,862	$21,102	$23,450
Substandard assets	36,063	45,948	41,494
Doubtful assets	—	—	—
Total criticized and classified assets	$56,925	$67,050	$64,944

At December 31, 2011, substandard assets were comprised of: (1) $17.1 million in nonaccrual loans and $2.4 million of other real estate owned identified in the nonperforming asset table; (2) $14.8 million related to ten loans that are current on principal and interest payments but are classified due to weaknesses in each of the borrower’s underlying businesses; (3) $164,000 representing the amortized cost of the private label residential mortgage related security that was classified as other-than-temporary impaired; and (4) $1.6 million in real estate held for investment.

At December 31, 2011, Fox Chase Bank had fourteen loans classified as special mention, which were comprised of eleven multi-family and commercial real estate projects totaling $13.2 million and three commercial and industrial loans totaling $1.4 million and thirteen consumer loans to finance insurance premiums totaling $6.2 million.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	30-59	60-89	30-59	60-89	30-59	60-89
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
One- to four-family real estate	$370	$252	$96	$144	$678	$—
Multi-family and commercial real estate	—		4,735		198	2,303
Construction real estate	—	—	—	—	—	—
Consumer	1,097	169	170	—	393	3
Commercial and industrial	—	—	—	—	—	—

Total	$1,467	$421	$5,001	$144	$1,269	$2,306

At December 31, 2011, delinquent loans were comprised of five one- to four-family real estate loans and twelve consumer loans. The largest one- to four-family real estate delinquent loan was a $252,000 loan secured by a single family home located in Montgomery County, Pennsylvania.  Consumer loans past due 30-59 days includes three consumer loans to finance insurance premiums totaling $939,000 that matured in the fourth quarter of 2011.

Troubled Debt Restructurings.  The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty.  Troubled debt restructurings (“TDRs”) are included in impaired loans.  TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extension, and/or principal forgiveness.

At December 31, 2011, the Bank had TDRs totaling $12.4 million. Of this amount, $5.2 million is related to two construction loans which are classified as nonperforming assets.  The Bank has commitments of $2.5 million to lend additional funds related to one of these construction loans.  The remaining $7.2 million is comprised of $6.8 million related to four multi-family and commercial real estate loans, $307,000 related to two residential mortgage relationships and $64,000 related to two consumer loans secured by second or third mortgages. The $7.2 million in TDRs are on accrual status as the borrowers have a demonstrated history of making payment as contractually due, are current as of December 31, 2011 and have provided evidence which supports the borrower’s ability to make payments.

Of the loans classified as TDRs at December 31, 2011, the two construction loans, totaling $5.2 million, and three of the multi-family and commercial real estate loans, totaling $2.2 million were classified as TDRs during 2010.  These loans were classified as TDRs because they matured during 2010 and the Bank extended the loans with uncertainty as to whether the borrowers could obtain similar financing from another financial institution at the time of the extension, thus representing the granting of a financial concession.  The Bank did not lower the interest rate on these loans.  As of December 31, 2011, four of the loans are performing in accordance with the modified terms and one of the loans in the amount of $3.2 million is currently in default and migrated to nonperforming during 2011.

The other multi-family and commercial real estate loan classified as a TDR at December 31, 2011, totaling $4.7 million, was first classified as a TDR during the three months ended March 31, 2011.  The loan was classified as a TDR as the Bank agreed to restructure the terms of the loan, which included reducing payments to interest only for a period of nine months and reducing the rate for the term of the interest only period. This loan is secured by a partially owner occupied commercial property located in Chester County, Pennsylvania.  As of December 31, 2011, this loan is performing in accordance with its restructured terms and is no longer reported as delinquent.

The four residential and consumer loan relationships classified as a TDR at December 31, 2011, totaling $371,000, were first classified during the three months ended December 31, 2011 as the Bank agreed to modified terms with the borrower, which included the borrower paying interest only for a period greater than six months.

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

For impaired loans that are collateral dependent, the Bank performs an impairment analysis in the quarter the loan is identified as impaired. In measuring the initial amount of impairment for a collateral dependent loan, the Bank reviews the condition of the underlying property. Such review includes visiting and examining the property, reviewing the age and value of the most recent appraisal on file, reviewing the list price if the property is for sale and calculating loan to value ratios. For 2011, Fox Chase Bank utilized an external appraisal to determine fair value for all collateral dependent nonaccrual loans and all other collateral dependent impaired loans greater than $500,000.

The Bank reexamines each of its impaired loans on a quarterly basis to determine if any adjustments to the net carrying amount of a loan are required. For collateral dependent loans, the Bank takes into consideration current facts and circumstances in analyzing whether the fair value of the collateral has increased or decreased significantly such that a change to the corresponding valuation allowance is required. Such analysis may be based on many different sources, including, but not limited to: (1) sales values of comparable properties or units within the same development relative to the appraised values for such properties or units that occurred since the date of the last appraisal; (2) sales agreements that may be entered into on the property since the date of the last appraisal; or (3) offers the Bank receives on projects or properties since the date of the last appraisal. If current facts and circumstances are insufficient to determine fair value, Fox Chase Bank obtains a new appraisal. Further, the Bank’s policy is to obtain an appraisal on each impaired loan annually.

If the fair value of a collateral dependent loan, less costs to sell, is less than the loan’s carrying amount, the Bank establishes a provision to the allowance for loan losses in the amount of the difference between fair value, less costs to sell, and the loan’s carrying amount.  The Bank recognizes charge-offs associated with impaired loans when all or a portion of a loan is considered to be uncollectible. Charge-off amounts are based on appraised value, less estimated costs to sell. As of December 31, 2011, the Bank had not recognized a charge-off in an amount different from the calculated impairment, based on external appraisal of fair value of the collateral, less costs to sell.

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

At December 31, 2011, the Bank had $30.5 million of impaired loans comprised of: (1) $17.1 million of nonaccrual loans (See - Analysis of Nonperforming and Classified Assets); (2) $7.2 million of TDRs (See — Troubled Debt Restructurings); and (3) $6.2 million of insurance premium finance loans to certain high net worth individuals, or their trusts, to purchase universal life insurance policies. We have secured liens on the underlying insurance policies, a deposit escrow account, a limited guaranty of the sponsors of the program and limited personal guaranty of the insured parties.  At December 31, 2011, we had 13 such loans totaling $6.2 million, with differing maturity dates throughout the second, third and fourth quarters of 2011 and the first quarter of 2012.  At December 31, 2011, the loans were classified as impaired (including $3.9 million of which were classified as nonperforming because they were more than 90 days past maturity) as it is unlikely the loans will be collected as contractually due.

Management has recorded an allowance for loan losses on impaired loans of $3.6 million at December 31, 2011 relating to $29.4 million in impaired loans. Such allowance for loan losses is determined based on either (1) management’s estimate of discounted cash flows that the Bank expects to receive over the life of the loan or (2) for collateral dependent loans, appraised value less costs to sell.

At December 31, 2011, the Bank had $1.1 million of impaired loans that had no related valuation allowance. The $1.1 million is comprised of one loan which is collateral dependent. At December 31, 2011, this loan is recorded at fair value of the collateral, less costs to sell.  The Bank recorded a charge off in the amount of $973,000 on this loan during the three months ended December 31, 2011. Fair value was based on an external appraisal.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans (1) that are classified, but are not considered impaired and (2) that are not classified, to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio by loan category and assigning percentages, known as loss factors, to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include the Bank’s loss experience by particular segments, trends in industry charge-offs by particular segments, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, and changes in existing general economic and business conditions affecting our lending areas and the national economy. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment. We perform this systematic analysis of the allowance on a quarterly basis.

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

At December 31, 2011, our allowance for loan losses was $12.1 million, which represented 1.77% of total loans and 57.6% of nonperforming loans. At December 31, 2011, the allowance for loan losses for impaired loans was $3.6 million and the general valuation allowance for the loan portfolio was $8.5 million. At December 31, 2010, our allowance for loan losses was $12.4 million, which represented 1.90% of total loans and 46.7% of nonperforming loans. At December 31, 2010, the allowance for loan losses for impaired loans was $5.2 million and the general valuation allowance for the loan portfolio was $7.2 million. At December 31, 2009, our allowance for loan losses was $10.6 million, which represented 1.65% of total loans and 35.7% of nonperforming loans. At December 31, 2009 the allowance for loan losses for impaired loans was $4.3 million and the general valuation allowance for the loan portfolio was $6.3 million. The increase in general valuation allowance of $1.3 million during 2011 was primarily due to growth in loans receivable in the Bank’s commercial real estate and commercial portfolios offset by decrease in loans receivable in the Bank’s residential mortgage and consumer portfolios.  Commercial real estate and commercial portfolios have higher loss reserve factors than the residential mortgage and consumer portfolios. Additionally, during the three months ended December 31, 2011, the Bank increased its loss reserve factors for its construction loan portfolio based on the Bank’s historical loss experience in the construction loan segment.  The increase in general valuation allowance of $900,000 during 2010 was primarily due to growth in loans receivable in the Bank’s commercial real estate and commercial portfolios offset by a decrease in loans receivable in the Bank’s residential mortgage and consumer portfolios.  Commercial real estate and commercial portfolios have higher loss reserve factors than the residential mortgage and consumer portfolios.

The allowance for loan losses at December 31, 2011 and 2010 represent application of loan loss policies, which comply with U.S. generally accepted accounting principles and all regulatory guidance.

We identify loans that may need to be charged off as a loss by reviewing all nonperforming, delinquent and criticized loans which we have concerns about collectability. A loan is charged off when in our judgment; the loan or portion of a loan is considered uncollectible.

The following table sets forth the breakdown of impaired loans by loan segment as of December 31, 2011.

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonaccrual	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)
Real estate loans:
One- to four-family	$6,885	$307	$—	$7,192	$7,192	$—
Multi-family and commercial	3,814	6,836	—	10,650	9,570	1,080
Construction	6,372	—	—	6,372	6,372	—
Consumer loans	7	64	6,229	6,300	6,300	—
Commercial and industrial	—	—	—	—	—	—
Total	$17,078	$7,207	$6,229	$30,514	$29,434	$1,080

Two TDRs totaling $5.2 million are excluded from the TDR column above as they are included in the nonaccrual loans and total impaired loans.

The following table sets forth the allowance for loan loss for impaired loans and general allowance by loan segment as of December 31, 2011.

	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonaccrual	Accruing	Impaired	Impaired
	Loans	TDRs	Loans	Loans	General	Total
	(in thousands)
Real estate loans:
One- to four-family	$1,394	$3	$—	$1,397	$363	$1,760
Multi-family and commercial	466	975	—	1,441	4,671	6,112
Construction	565	—	—	565	304	869
Consumer loans	7	7	156	170	285	455
Commercial and industrial	—	—	—	—	2,657	2,657
Unallocated	—	—	—	—	222	222
Total allowance for loan losses	$2,432	$985	$156	$3,573	$8,502	$12,075

The following table sets forth the breakdown of the total allowance for loan losses by loan segment at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$1,760	29.1%	$1,990	36.4%	$1,455	41.8%	$542	43.8%	$405	47.9%
Multi-family and commercial	6,112	45.9	4,624	38.1	3,716	34.3	2,379	27.9	1,318	17.7
Construction	869	2.7	3,260	4.8	3,782	6.4	2,449	10.9	872	10.3
Consumer loans	455	6.5	665	8.4	707	10.8	370	12.8	363	17.5
Commercial and industrial	2,657	15.8	1,707	12.3	824	6.7	418	4.6	413	6.6
Unallocated	222	—	197	—	121	—	102	—	5	—
Total allowance for loan losses	$12,075	100.0%	$12,443	100.0%	$10,605	100.0%	$6,260	100.0%	$3,376	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that the Office of the Comptroller of the Currency, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. The Office of the Comptroller of the Currency may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Allowance at beginning of period	$12,443	$10,605	$6,260	$3,376	$2,949
Charge-offs:
Real estate loans:
One- to four-family	567	1,403	148	—	—
Multi-family and commercial	1,290	—	3,171	—	—
Construction	3,445	1,990	1,257	—	—
Consumer	433	514	131	19	2
Commercial and industrial	596	495	—	—	—
Total charge-offs	6,331	4,402	4,707	19	2

Recoveries	229	27	—	3	4
Net charge offs (recoveries)	6,102	4,375	4,707	16	(2)
Provision for loan losses	5,734	6,213	9,052	2,900	425
Allowance at end of period	$12,075	$12,443	$10,605	$6,260	$3,376

Allowance for loan losses to nonperforming loans	57.6%	46.7%	35.7%	107.0%	412.2%
Allowance for loan losses to total loans at the end of the period	1.77	1.90	1.65	1.05	0.75
Net charge-offs (recoveries) to average loans outstanding during the period	0.94	0.67	0.75	—	—

The following table provides a rollforward of the allowance for loan losses by loan segment from December 31, 2010 to December 31, 2011.

	For the Year Ended December 31, 2011
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total
	(In thousands)
Balance, beginning	$1,990	$4,624	$3,260	$665	$1,707	$197	$12,443
Provision for loan losses	324	2,608	1,010	221	1,546	25	5,734
Loans charged off	(567)	(1,290)	(3,445)	(433)	(596)	—	(6,331)
Recoveries	13	170	44	2	—	—	229
Balance, ending	$1,760	$6,112	$869	$455	$2,657	$222	$12,075

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

We have a Risk Management Committee, which together with an Asset/Liability Management Committee, communicates, coordinates and controls all aspects involving asset/liability management. The committees establish and monitor the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We currently do not participate in systemic hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments, except for two interest rate swaps that are designated as fair value hedges, described below.

On November 3, 2006, the Company entered an interest rate swap with a notional amount of $1.1 million, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%. The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and will pay fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $214,000 and $161,000 at December 31, 2011 and 2010, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging”.  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments”.

On October 12, 2011, the Company entered an interest rate swap with a notional amount of $1.6 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%. The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and will pay fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $65,000 at December 31, 2011, with ineffectiveness of $5,000.  The difference between changes in the fair values of interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the statement of operations.

Net Portfolio Value Analysis. We use a net portfolio value analysis prepared by the Office of the Comptroller of the Currency and an internally prepared model to review our level of interest rate risk. Such analyses measure interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 100 basis points. The internal model differs from that prepared by the Office of the Comptroller of the Currency as it assumes: (1) slower prepayments for fixed-rate one- to four-family loans; and (2) a longer duration for transaction accounts. Notwithstanding the different assumptions, the two models do not produce materially different results.

The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in the net portfolio value of Fox Chase Bank at September 30, 2011 (the latest date for which the information is available) that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value as % of
	Net Portfolio Value			Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)
300	138,889	(35,838)	(21)%	13.6%	(265)
200	156,486	(18,240)	(10)	15.0	(126)
100	168,575	(6,152)	(4)	15.9	(37)
50	171,374	(3,353)	(2)	16.1	(21)
0	174,727			16.3
(50)	176,925	2,199	1	16.4	12
(100)	178,458	3,731	2	16.5	19

The decrease in our net portfolio value shown in the preceding table that would occur reflects: (1) that a substantial portion of our interest earning assets are fixed-rate residential loans and fixed rate investment securities; (2) the shorter duration of deposits, which reprice more frequently in response to changes in market interest rates; and (3) the size of our mortgage related securities portfolio, which would decrease in value as interest rates increase.

The Office of the Comptroller of the Currency uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, wholesale borrowings, brokered deposits, loan repayments and maturities and liquidation and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments and sales of securities are greatly influenced by general interest rates, economic conditions and competition.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $7.6 million at December 31, 2011. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $248.8 million at December 31, 2011. In addition, at December 31, 2011, we had the ability to borrow a total of approximately $384.7 million from the Federal Home Loan Bank of Pittsburgh, of which we had $88.3 million outstanding.

At December 31, 2011, we had $180.3 million in unfunded loan commitments outstanding, which consisted of $20.4 million in home equity and consumer loan commitments and $159.9 million in commercial loan commitments.  Additionally, we had $12.0 million in standby letters of credit.

Certificates of deposit due within one year of December 31, 2011 totaled $194.5 million, including $5.1 million of brokered deposits, representing 57.6% of total certificates of deposit at December 31, 2011. We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012.

The following table presents certain of our contractual obligations as of December 31, 2011.

		Payments Due by Period
			One to
		Less Than	Three	Three to	More Than
Contractual Obligations	Total	One Year	Years	Five Years	Five Years
	(Dollars in thousands)
Operating lease obligations (1)	$300	$300	$—	$—	$—
FHLB advances and other borrowings (2)	169,200	17,890	51,348	11,309	88,653
Other long-term obligations (3)	3,447	1,770	1,677	—	—
Total	$172,947	$19,960	$53,025	$11,309	$88,653

(1)                  Represents lease obligations for Fox Chase Bank’s operations center and one commercial loan production office.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2011	2010
	(In thousands)
Investing activities:
Loan originations	$(594,250)	$(396,841)
Other decreases in loans	591,669	405,707
Purchase of loans and loan participations	(32,655)	(27,788)
Security purchases	(35,031)	(118,616)
Security sales	13,976	36,480
Security maturities, calls and principal repayments	92,321	139,062
Financing activities:
Changes in deposits	(35,169)	(146,514)
Net increase in short-term borrowings	8,500	—
Net decrease in FHLB advances	(34,522)	(14,365)
Issuance of stock for vested options	162	—
Cash dividends paid	(1,067)	—
Merger of Fox Chase MHC	—	107
Net proceeds from common stock offering	—	81,169
Acquisition of common stock for ESOP	—	(3,485)
Acquisition of common stock for equity incentive plan	(3,474)	—
Purchase of treasury stock	(19,822)	—

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Banking Regulation—Capital Requirements” and the notes to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 11 of the notes to the consolidated financial statements.

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

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2011, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their reports, which are included herein.

/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer

/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer

March 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fox Chase Bancorp, Inc.:

We have audited Fox Chase Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fox Chase Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Fox Chase Bancorp, Inc., and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania

March 12, 2012

ITEM 9B.                 OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of Fox Chase Bancorp, the section captioned “Items to be Voted on by Stockholders — Item 1 — Election of Directors” in Fox Chase Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information concerning officers of the Company, see Part I, Item I, “Business — Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in Fox Chase Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning Fox Chase Bancorp’s code of ethics, the information contained under the section captioned “Corporate Governance and Board Matters - Code of Ethics and Business Conduct” in Fox Chase Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.  A copy of the Company’s Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Fox Chase Bancorp’s website at www.foxchasebank.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters — Committees of the Board of Directors — Audit Committee” in Fox Chase Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.              EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance and Board Matters — Directors’ Compensation” in Fox Chase Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in Fox Chase Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)                                 Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Fox Chase Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(b)                                 Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Fox Chase Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(c)                                  Changes in Control

Management of Fox Chase Bancorp knows of no arrangements, including any pledge by any person or securities of Fox Chase Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)                                 Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2011.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	788,142	$11.23	666,919

Equity compensation plans not approved by security holders	—	—

Total	788,142	$11.23	666,919

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the sections captioned “Other Information Relating to Directors and Executive Officers — Policies and Procedures Governing Related Persons Transactions” and “Transactions with Related Persons” in Fox Chase Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance and Board Matters — Director Independence” in Fox Chase Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Audit-Related Matters — Audit Fees” and “Policy on Pre-Approval of Audit and Permissible Non-Audit Services” in Fox Chase Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3)                 Exhibits

Exhibit No	Description	Location
3.1	Articles of Incorporation of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010

3.2	Bylaws of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010

4.1	Stock Certificate of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010

10.1	*Fox Chase Bank 401(k) Profit-Sharing Plan and Trust	Incorporated herein by reference to Exhibit 10.3 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1/A (No. 333-134160) as filed on July 5, 2006

10.2	*Employment Agreement between Thomas M. Petro, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith

10.3	*Employment Agreement between Jerry D. Holbrook, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith

10.4	*Employment Agreement between Keiron G. Lynch, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith

Exhibit No	Description	Location
10.5	*Employment Agreement between Roger S. Deacon, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith

10.6	*Employment Agreement between Michael S. Fitzgerald, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith

10.7	*Fox Chase Bank Executive Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-134160) as filed on May 16, 2006

10.8	*Fox Chase Bank Employee Severance Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.10 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-134160) as filed on May 16, 2006

10.9	*Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 1-132971) as filed on April 12, 2007

10.10	*Fox Chase Bancorp, Inc. Executive Incentive Compensation Plan	Incorporated herein by reference to Exhibit 10.10 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 0-54025) as filed on August 5, 2011.
10.11	*Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 0-54025) as filed on July 5, 2011

21.0	List of Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed herewith
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language):  (i)  the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

Filed herewith

*         Management contract or compensatory plan or arrangement

*  *  *  *

1

FOX CHASE BANCORP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fox Chase Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Fox Chase Bancorp, Inc. and subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Chase Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (included in FASB ASC Topic 320, Investments — Debt and Equity Securities), as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fox Chase Bancorp, Inc., internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of Fox Chase Bancorp, Inc.’s, internal control over financial reporting.

Philadelphia, Pennsylvania

March 12, 2012

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2011	2010

ASSETS
Cash and due from banks	$734	$156
Interest-earning demand deposits in other banks	6,852	38,158
Total cash and cash equivalents	7,586	38,314
Investment securities available-for-sale	23,106	32,671
Mortgage related securities available-for-sale	225,664	278,632
Mortgage related securities held-to-maturity (fair value of $41,758 at December 31, 2011 and $50,817 at December 31, 2010)	41,074	51,835
Loans, net of allowance for loan losses of $12,075 at December 31, 2011 and $12,443 at December 31, 2010	670,572	642,653
Other real estate owned	2,423	3,186
Federal Home Loan Bank stock, at cost	8,074	9,913
Bank-owned life insurance	13,606	13,138
Premises and equipment, net	10,431	10,693
Real estate held for investment	1,620	1,730
Accrued interest receivable	4,578	4,500
Mortgage servicing rights, net	316	448
Deferred tax asset, net	1,682	1,376
Other assets	5,131	6,414
Total Assets	$1,015,863	$1,095,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

Deposits	$676,594	$711,763
Short-term borrowings	8,500	—
Federal Home Loan Bank advances	88,278	122,800
Other borrowed funds	50,000	50,000
Advances from borrowers for taxes and insurance	1,736	1,896
Accrued interest payable	418	580
Accrued expenses and other liabilities	2,145	2,760
Total Liabilities	827,671	889,799

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY

Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at December 31, 2011 and 2010)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 13,037,310 shares issued and outstanding at December 31, 2011 and 14,547,173 shares issued and outstanding at December 31, 2010)	146	145
Additional paid-in capital	134,871	133,997
Treasury stock, at cost (1,524,900 shares at December 31, 2011 and 0 shares at December 31, 2010)	(19,822)	—
Common stock acquired by benefit plans	(11,541)	(9,283)
Retained earnings	77,971	74,307
Accumulated other comprehensive income, net	6,567	6,538
Total Stockholders’ Equity	188,192	205,704

Total Liabilities and Stockholders’ Equity	$1,015,863	$1,095,503

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2011	2010	2009
INTEREST INCOME
Interest and fees on loans	$35,428	$36,320	$34,693
Interest on money market funds	—	—	183
Interest on mortgage related securities	9,775	11,874	14,654
Interest on investment securities available-for-sale
Taxable	488	471	763
Nontaxable	184	334	482
Dividend income	—	—	1
Other interest income	71	286	622
Total Interest Income	45,946	49,285	51,398
INTEREST EXPENSE
Deposits	8,672	15,203	20,589
Short-term borrowings	5	—	—
Federal Home Loan Bank advances	4,085	4,789	5,311
Other borrowed funds	1,733	1,733	1,735
Total Interest Expense	14,495	21,725	27,635
Net Interest Income	31,451	27,560	23,763
Provision for loan losses	5,734	6,213	9,052
Net Interest Income after Provision for Loan Losses	25,717	21,347	14,711
NONINTEREST INCOME
Service charges and other fee income	1,630	1,132	935
Net gain on sale of loans	—	—	3
Net gain on sale of premises and equipment	—	6	—
Net gain on sale of other real estate owned	250	44	—
Impairment loss on real estate held for investment	(110)	—	(150)
Income on bank-owned life insurance	468	471	453
Other	375	273	302

Total other-than-temporary impairment loss	(407)	—	(605)
Less: Portion of loss recognized in other comprehensive income (before taxes)	46	—	448
Net other-than-temporary impairment loss	(361)	—	(157)
Gains on sale of investment securities	1,091	1,963	2,381
Net investment securities gains	730	1,963	2,224
Total Noninterest Income	3,343	3,889	3,767
NONINTEREST EXPENSE
Salaries, benefits and other compensation	12,761	12,128	11,503
Occupancy expense	1,845	1,822	1,825
Furniture and equipment expense	442	454	580
Data processing costs	1,719	1,662	1,664
Professional fees	1,720	1,374	1,107
Marketing expense	356	291	346
FDIC premiums	870	1,401	1,795
Provision for loss on other real estate owned	657	436	—
Other real estate owned expense	105	107	—
Other	1,594	1,697	1,513
Total Noninterest Expense	22,069	21,372	20,333
Income (Loss) Before Income Taxes	6,991	3,864	(1,855)
Income tax provision (benefit)	2,212	1,120	(827)
Net Income (Loss)	$4,779	$2,744	$(1,028)
Earnings (loss) per share:
Basic	$0.36	$0.20	$(0.07)
Diluted	$0.36	$0.20	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (IN THOUSANDS)

For the Years Ended December 31, 2011, 2010 and 2009

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, Net	Equity
BALANCE - DECEMBER 31, 2008	$147	$63,516	$(7,293)	$(7,819)	$72,664	$5	$121,220
Purchase of treasury stock, net	—	—	(4,521)	—	—	—	(4,521)
Stock based compensation expense	—	961	—	—	—	—	961
Issuance of stock for vested equity awards	—	(542)	—	574	(32)	—	—
Unallocated ESOP shares committed to employees	—	(8)	—	383	—	—	375
Shares allocated in long-term incentive plan	—	89	—	—	—	—	89
Net income	—	—	—	—	(1,028)	—	(1,028)
Other comprehensive income	—	—	—	—	—	6,538	6,538
BALANCE - DECEMBER 31, 2009	$147	$64,016	$(11,814)	$(6,862)	$71,604	$6,543	$123,634
Stock based compensation expense	—	929	—	—	—	—	929
Issuance of stock for vested equity awards	—	(519)	—	560	(41)	—	—
Unallocated ESOP shares committed to employees	—	18	—	504	—	—	522
Shares allocated in long-term incentive plan	—	89	—	—	—	—	89
Forfeited LTI shares converted to treasury	—	30	(30)	—	—	—	—
Corporate Reorganization:	—	—	—	—	—	—	—
Merger of Fox Chase Mutual Holding Company	(81)	188	—	—	—	—	107
Treasury stock retired	(11)	(11,833)	11,844	—	—	—	—
Exchange of common stock	(55)	55	—	—	—	—	—
Proceeds from stock offering, net of offering expenses	145	81,024	—	—	—	—	81,169
Purchase of common stock by ESOP	—	—	—	(3,485)	—	—	(3,485)
Net income	—	—	—	—	2,744	—	2,744
Other comprehensive income	—	—	—	—	—	(5)	(5)
BALANCE - DECEMBER 31, 2010	$145	$133,997	$—	$(9,283)	$74,307	$6,538	$205,704
Purchase of treasury stock, net	—	—	(19,822)	—	—	—	(19,822)
Purchase of common stock for equity incentive plan	—	—	—	(3,474)	—	—	(3,474)
Stock based compensation expense	—	1,041	—	—	—	—	1,041
Unallocated ESOP shares committed to employees	—	216	—	624	—	—	840
Issuance of stock for vested equity awards	—	(544)	—	592	(48)	—	—
Common stock issued for exercise of vested stock options	1	161	—	—	—	—	162
Dividends paid ($.08 per share)	—	—	—	—	(1,067)	—	(1,067)
Net income	—	—	—	—	4,779	—	4,779
Other comprehensive income	—	—	—	—	—	29	29
BALANCE - DECEMBER 31, 2011	$146	$134,871	$(19,822)	$(11,541)	$77,971	$6,567	$188,192

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Years Ended December 31,
	2011	2010	2009

Cash Flows From Operating Activities
Net income (loss)	$4,779	$2,744	$(1,028)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,734	6,213	9,052
Provision for loss on other real estate owned	657	436	—
Impairment loss on real estate held for investment	110	—	150
Depreciation	709	693	828
Net amortization of securities premiums and discounts	3,289	4,713	3,034
Benefit for deferred income taxes	(343)	(9)	(3,134)
Stock compensation from benefit plans	1,881	1,540	1,425
Origination of loans held for sale	—	—	(585)
Proceeds from sales of loans held for sale	—	—	578
Net gain on sales of loans and loans held for sale	—	—	(3)
Net gain on sale of other real estate owned	(250)	(44)	—
Net gain on sale of premises and equipment	—	(6)
Gain on sale of investment securities	(1,091)	(1,963)	(2,381)
Net other-than-temporary impairment loss	361	—	157
Income on bank-owned life insurance	(468)	(471)	(453)
Decrease in mortgage servicing rights, net	132	235	144
Decrease (increase) in accrued interest receivable and other assets	746	1,454	(6,083)
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(777)	717	13
Net Cash Provided by Operating Activities	15,469	16,252	1,714

Cash Flows from Investing Activities
Equity investment in unconsolidated entity	45	—	(630)
Investment securities - available-for-sale:
Purchases	—	(19,786)	(19,184)
Proceeds from sales	—	—	14,482
Proceeds from maturities, calls and principal repayments	9,094	6,882	12,500
Mortgage related securities — available-for-sale:
Purchases	(35,031)	(46,229)	(294,289)
Proceeds from sales	13,976	36,480	63,049
Proceeds from maturities, calls and principal repayments	73,187	131,519	104,524
Mortgage related securities — held-to-maturity:
Purchases	—	(52,601)	—
Proceeds from sales	—	—	—
Proceeds from maturities, calls and principal repayments	10,040	661	—
Net (increase) decrease in loans	(2,581)	8,866	(55,297)
Purchases of loans and loan participations	(32,655)	(27,788)	(127)
Net decrease (increase) in Federal Home Loan Bank stock	1,839	522	(728)
Deposit on real estate held for investment	—	—	77
Purchases of premises and equipment	(447)	(243)	(217)
Proceeds from sales and payments on other real estate owned	1,888	1,672	—
Net Cash Provided by (Used in) Investing Activities	39,355	39,955	(175,840)

(Continued)

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Years Ended December 31,
	2011	2010	2009

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(35,169)	(146,514)	249,805
Decrease in advances from borrowers for taxes and insurance	(160)	(223)	(470)
Principal payments on Federal Home Loan Bank advances	(34,522)	(14,365)	(9,214)
Short-term borrowings, net	8,500	—	—
Common stock issued for exercise of stock options	162	—	—
Acquisition of common stock for equity incentive plan	(3,474)	—	—
Purchase of treasury stock	(19,822)	—	(4,521)
Cash dividends paid	(1,067)	—	—
Merger of Fox Chase Mutual Holding Company	—	107	—
Proceeds from stock offering, net of offering expenses	—	81,169	—
Purchase of common stock by ESOP	—	(3,485)	—
Net Cash (Used in) Provided by Financing Activities	(85,552)	(83,311)	235,600
Net (Decrease) Increase in Cash and Cash Equivalents	(30,728)	(27,104)	61,474
Cash and Cash Equivalents — Beginning	38,314	65,418	3,944
Cash and Cash Equivalents — Ending	$7,586	$38,314	$65,418
Supplemental Disclosure of Cash Flow Information
Interest paid	$14,657	$21,841	$27,666
Income taxes paid	$2,500	$1,501	$2,481
Transfers of loans to other real estate owned	$1,479	$1,198	$4,052
Net charge-offs	$6,102	$4,375	$4,707

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Fox Chase Bancorp, Inc. (the “Bancorp”) is a Maryland corporation that was incorporated in March 2010 to be the successor corporation to old Fox Chase Bancorp, Inc. (“Old Fox Chase Bancorp”), the federal corporation and the former stock holding company for Fox Chase Bank (the “Bank”), upon completion of the mutual-to-stock conversion of Fox Chase MHC, the former mutual holding company for Fox Chase Bank.

The mutual-to-stock conversion was completed on June 29, 2010.  In connection with the conversion, Bancorp sold 8,712,500 shares of common stock at $10.00 per share in a public offering.  Concurrent with the completion of the offering, shares of Old Fox Chase Bancorp’s common stock owned by public stockholders were exchanged for 1.0692 shares of Bancorp common stock.  In lieu of fractional shares, Old Fox Chase Bancorp shareholders were paid cash at a rate of $10.00 per share.  Additionally, as part of the mutual-to-stock conversion, the Bank’s Employee Stock Ownership Plan (“ESOP”) acquired 348,500 shares, or 4.0% of Bancorp’s issued shares, at $10.00 per share. As a result of the offering and the exchange, as of June 29, 2010 and December 31, 2010, Bancorp had 14,547,173 shares outstanding.  Net proceeds from the conversion and offering, after the loan made to the ESOP, were approximately $77.8 million.

Financial information presented in this Annual Report on Form 10-K is derived from the consolidated financial statements of Fox Chase Bancorp, Inc. and subsidiaries on and after June 29, 2010 and from the consolidated financial statements of Old Fox Chase Bancorp and subsidiaries prior to June 29, 2010.

The Bancorp’s primary business has been that of holding the common stock of the Bank and making two loans to the ESOP. The Bancorp is authorized to pursue other business activities permissible by laws and regulations for savings and loan holding companies.

Bancorp and the Bank (collectively referred to as the “Company”) provide a wide variety of financial products and services to individuals and businesses through the Bank’s eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The operations of the Company are managed as a single business segment.  The Company competes with other financial institutions and other companies that provide financial services.  The Bank also owns approximately 45% of Philadelphia Mortgage Advisors, a mortgage banker located in Blue Bell, Pennsylvania and Ocean City, New Jersey.

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

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc., Fox Chase Service Corporation, 104 S. Oakland Ave., LLC and Davisville Associates, LLC.  Fox Chase Financial Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania chartered company and its purposes are to facilitate the Bank’s investment in PMA and, for regulatory purposes, to hold commercial loans.  At December 31, 2011, Fox Chase Service Corporation held $20.0 million in commercial loans.  104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

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

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risk and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic risk and regulatory risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, from its interest-earning assets. The Company’s primary credit risk is the risk of defaults in the Company’s loan portfolio that result from borrowers’ inability or unwillingness to make contractually required payments. The Company’s lending activities are concentrated in Southeastern Pennsylvania and Southern New Jersey. The ability of the Company’s borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrowers’ geographic regions and the borrowers’ financial conditions. The Company also has credit risk related to the risk of defaults in its investment securities portfolio. The ability of the Company’s investment securities to be fully realized depends on several factors, including the cash flows, credit enhancements and underlying structures of the individual investment securities. Market risk reflects changes in the value of the collateral underlying loans, the valuation of real estate held by the Company, and the valuation of loans held for sale, securities, mortgage servicing assets and other investments.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-earning demand deposits in other banks and money market funds. At times, such balances exceed the FDIC limits for insurance coverage.

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

•                  Debt and equity securities purchased with the intention of selling them in the near future are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings. As of the balance sheet dates, the Bank did not have any trading securities.

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

Beginning on April 1, 2009, the Company implemented ASC 320-10-65-1 “Recognition and Presentation of Other-Than-Temporary Impairments” that amended the accounting for recognizing other-than-temporary impairment for debt securities and expanded disclosure requirements for other-than-temporarily impaired debt and equity securities. Under the guidance, companies are required to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, companies were required to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. Since the Company did not have any other-than-temporary impairment as of March 31, 2009, no cumulative effect adjustments were required at adoption.

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

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. The Company’s investment in FHLB of Pittsburgh stock is carried at cost and was $8.1 million at December 31, 2011.  As of July 1, 2010, the FHLB of Pittsburgh modified its methodology for calculating a member bank’s required stock ownership. The new methodology requires a member bank to own capital stock in the FHLB of Pittsburgh in a minimum amount of at least 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  The FHLB of Pittsburgh has indicated it would only redeem from any member the lesser of the amount of the member’s excess capital stock or 5% of the member’s total capital stock.  The FHLB also indicated that it may increase its individual member stock investment requirements. As of December 31, 2011, the new methodology provides for a minimum required capital stock ownership of $6.4 million and a maximum required stock ownership of $11.9 million. The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and has not paid a dividend through December 31, 2011. Beginning in the first quarter of 2012, the FHLB of Pittsburgh reinstated its dividend at an annual rate of 0.10% of the Bank’s average stock held during the quarter ended December 31, 2011.

Loans Held for Sale

The Company originates mortgage loans for investment and for sale. At origination, a mortgage loan is identified as either for sale or for investment. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Net unrealized losses are recognized by charges to operations. Cash payments and cash receipts resulting from acquisitions and sales of loans are classified as operating cash flows if those loans are acquired specifically for resale. Cash receipts resulting from sales of loans that were not specifically acquired for resale are classified as investing cash inflows regardless of a change in the purpose for holding those loans. As of the balance sheet dates, the Bank did not have any loans held for sale.

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

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

We establish a general allowance for loans that are not considered impaired to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio by loan segments (described below) and assigning percentages, known as loss factors, to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include the size and composition of the loan portfolio, the Bank’s loss experience by particular segment, trends and absolute levels of nonperforming loans, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs and changes in existing general economic and business conditions affecting our lending areas and the national economy. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment. We perform this systematic analysis of the allowance on a quarterly basis. These criteria are analyzed and the allowance is developed and maintained at the segment level.

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

The loan segments utilized by management to develop the allowance for loan losses are (1) one- to four-family real estate, (2) multi-family and commercial real estate, (3) construction, (4) consumer and (5) commercial and industrial loans.

One- to four-family real estate lending risks generally include the borrower’s ability to make repayment from his or her employment or other income, and if the borrower defaults, the ability to obtain repayment from sale of the underlying collateral securing the loan. Risk associated with one- to four-family lending would be higher during a period of increased unemployment or reduced real estate value.

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

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consumer lending includes unsecured lending or loans secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Troubled Debt Restructurings

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate, extension of a loan’s stated maturity date or temporary deferral of payments.  Accrual of interest continues upon modification if the borrower has demonstrated a history of making payment as contractually due and has provided evidence which supports the borrower’s ability to make payments.  The accrual of interest income on accruing troubled debt restructurings is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Troubled debt restructurings which are subsequently reported as non-accrual remain as such until they demonstrate consistent payment performance for a minimum period of six months.  All loans classified as troubled debt restructurings are considered impaired.

Other Real Estate Owned

Real estate and other repossessed collateral acquired through a foreclosure or by a deed-in-lieu of foreclosure are classified as other real estate owned. Other real estate owned is carried at the lower of cost or fair value, less estimated selling costs. Costs related to the development or improvement of a foreclosed property are capitalized. Holding costs are recorded as other real estate owned expense and declines in carrying value after acquisition of the property are recorded as provision for loss on other real estate owned in the consolidated statements of operations.   As of December 31, 2011 and 2010, the Bank held $2.4 million and $3.2 million, respectively, in other real estate owned.

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

Real Estate Held for Investment

Real estate held for investment is carried at cost and is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2011 and December 31, 2010, real estate held for investment represented undeveloped land located in Absecon, New Jersey. The property was acquired by the Bank in 2003 to expand the Bank’s retail branch network in southern New Jersey. The property was under an option to be sold no later than 2010; however, the prospective buyer defaulted under its financial obligations associated with the option agreement during the fourth quarter of 2009. As a result of the default, management obtained an appraisal on the property and recorded an impairment loss of $150,000 for the difference between carrying value and fair value at December 31, 2009.   Management obtained a new appraisal during the fourth quarter of 2010 and determined there was no additional impairment at December 31, 2010.  During the third quarter of 2011, the Bank obtained an updated appraisal and recorded an additional impairment of $110,000.

In accordance with regulatory guidelines, because this real estate held for investment was not sold or placed in service by June 2011 (eight years from acquisition); for regulatory reporting purposes, the full amount of this asset is recorded as a reduction of regulatory capital at December 31, 2011.

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company accounts for income taxes under the asset/liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company files a consolidated federal income tax return and its subsidiaries file individual state income tax returns.

The Company recognizes a tax position if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of the benefit to recognize and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company has no material tax exposure matters that were accrued as of December 31, 2011 or 2010. The Company’s policy is to account for interest and penalties as components of income tax expense.

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

Fair Value of Financial Instruments

Certain of the Company’s financial instruments are carried at fair value. Generally, fair value is the price that a willing buyer and a willing seller would agree upon in an other than a distressed sale situation. Because of the uncertainties inherent in determining fair value, fair value estimates may not be precise. Many of the fair value estimates are based on highly subjective judgments and assumptions made about market information and economic conditions. See Note 13 for a detailed discussion of fair value measurements and methodology used to determine fair value.

Employee Stock Ownership Plan

The ESOP borrows funds from the Bancorp to purchase shares of common stock in the Bancorp.  The funds borrowed by the ESOP from Old Fox Chase Bancorp to purchase shares of common stock in Old Fox Chase Bancorp’s initial public offering in 2006 are being repaid from the Bank’s contributions over a period of 15 years from 2006 to 2020. The funds borrowed by the ESOP from the Bancorp to purchase shares of common stock in the Bancorp’s mutual-to-stock conversion in 2010 are being repaid from the Bank’s contributions over a period of 14.5 years from 2010 to 2024.   The Bancorp’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. The Bancorp’s loans to the ESOP and the ESOP’s note payables are not reflected in the consolidated statements of condition. Compensation expense for the ESOP is based on the average market price of the Company’s stock and is recognized as shares are committed to be released to participants. The notes receivable and related interest income are included in the parent company financial statements presented in Note 17.

For purposes of computing basic and diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are not considered outstanding.

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

The Company grants equity awards to employees, consisting of stock options and restricted stock, under its Long-Term Incentive Plan, its 2007 Equity Incentive Plan and its 2011 Equity Incentive Plan. The vesting period represents the period during which employees are required to provide service in exchange for such awards. The equity awards are recognized as compensation costs in the financial statements, over the service period based on their fair values.

Per Share Information

Basic earnings per share exclude dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercises are assumed to be used to purchase shares of the Company’s common stock at the average market price during the periods, as required by the treasury stock method of accounting.  Unallocated shares in the ESOP (See Note 8), shares purchased to fund the 2007 and 2011 Equity Incentive Plans (See Note 9) and treasury stock are not included in either basic or diluted earnings per share.  As a result of the mutual-to-stock conversion, all share information for periods prior to June 30, 2010 has been revised to reflect the 1.0692 exchange ratio.

Earnings (loss) per share (“EPS”), basic and diluted, were $0.36, $0.20 and $(0.07) for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Year Ended
	December 31,
	2011	2010	2009

Net income	$4,779,000	$2,744,000	$(1,028,000)

Weighted-average common shares outstanding (1)	14,112,359	14,548,812	14,779,068
Average common stock acquired by stock benefit plans:
Unvested shares — long-term incentive plan	—	(7,582)	(17,455)
ESOP shares unallocated	(716,530)	(607,235)	(473,212)
Shares purchased by trust	(249,670)	(199,111)	(246,504)
Weighted-average common shares used
to calculate basic earnings per share	13,146,159	13,734,884	14,041,897
Dilutive effect of:
Unvested shares — long-term incentive plans	—	7,582	17,455
Restricted stock awards	33,089	10,132	4,889
Stock option awards	52,582	—	—
Weighted-average common shares used
to calculate diluted earnings per share	13,231,830	13,752,598	14,064,241

Earnings per share-basic	$0.36	$0.20	$(0.07)
Earnings per share-diluted	$0.36	$0.20	$(0.07)

Outstanding common stock equivalents having no dilutive effect	822,461	807,827	822,552

(1) Excludes treasury stock.

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$6,424	$90	$—	$—	$6,514
State and political subdivisions	1,865	8	—	—	1,873
Corporate securities	15,007	16	(304)	—	14,719
	23,296	114	(304)	—	23,106

Private label residential mortgage related security	164	4	—	(46)	122
Private label commercial mortgage related securities	8,799	107	—	—	8,906
Agency residential mortgage related securities	206,285	10,357	(6)	—	216,636
Total mortgage related securities	215,248	10,468	(6)	(46)	225,664
Total available-for-sale securities	$238,544	$10,582	$(310)	$(46)	$248,770

Held-to-Maturity Securities:
Agency residential mortgage related securities	$41,074	$684	$—	$—	$41,758
Total mortgage related securities	41,074	684	—	—	41,758
Total held-to-maturity securities	$41,074	$684	$—	$—	$41,758

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$6,489	$32	$—	$—	$6,521
State and political subdivisions	7,240	65	(26)	—	7,279
Corporate securities	18,674	221	(24)	—	18,871
	32,403	318	(50)	—	32,671

Private label residential mortgage related security	559	55	—	(448)	166
Private label commercial mortgage related securities	11,385	382	—	—	11,767
Agency residential mortgage related securities	256,796	10,057	(154)	—	266,699
Total mortgage related securities	268,740	10,494	(154)	(448)	278,632
Total available-for-sale securities	$301,143	$10,812	$(204)	$(448)	$311,303

Held-to-Maturity Securities:
Agency residential mortgage related securities	$51,835	$19	$(1,037)	$—	$50,817
Total mortgage related securities	51,835	19	(1,037)	—	50,817
Total held-to-maturity securities	$51,835	$19	$(1,037)	$—	$50,817

Obligations of U.S. government agencies represents debt issued by the Federal Home Loan Bank and are not backed by the full faith and credit of the United States government.

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010:

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate securities	4,799	(182)	2,878	(122)	7,677	(304)
	4,799	(182)	2,878	(122)	7,677	(304)
Private label residential mortgage related security	—	—	122	(42)	122	(42)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	1,538	(6)	—	—	1,538	(6)
Total mortgage related securities	1,538	(6)	122	(42)	1,660	(48)
Total available-for-sale securities	$6,337	$(188)	$3,000	$(164)	$9,337	$(352)

Held-to-Maturity Securities:
Agency residential mortgage related securities	$—	$—	$—	$—	$—	$—
Total mortgage related securities	—	—	—	—	—	—
Total held-to-maturity securities	$—	$—	$—	$—	$—	$—
Total Temporarily Impaired Securities	$6,337	$(188)	$3,000	$(164)	$9,337	$(352)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)
Available-for-Sale Securities:
State and political subdivisions	$831	$(26)	$—	$—	$831	$(26)
Corporate securities	3,968	(24)	—	—	3,968	(24)
	4,799	(50)	—	—	4,799	(50)
Private label residential mortgage related security	—	—	166	(393)	166	(393)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	21,254	(154)	—	—	21,254	(154)
Total mortgage related securities	21,254	(154)	166	(393)	21,420	(547)
Total available-for-sale securities	$26,053	$(204)	$166	$(393)	$26,219	$(597)

Held-to-Maturity Securities:
Agency residential mortgage related securities	$46,645	$(1,037)	$—	$—	$46,645	$(1,037)
Total mortgage related securities	46,645	(1,037)	—	—	46,645	(1,037)
Total held-to-maturity securities	$46,645	$(1,037)	$—	$—	$46,645	$(1,037)
Total Temporarily Impaired Securities	$72,698	$(1,241)	$166	$(393)	$72,864	$(1,634)

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

At December 31, 2011, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $164,000, a fair value of $122,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $42,000. At December 31, 2010, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $559,000, a fair value of $166,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $393,000.

During the year ended December 31, 2009, management determined that there was other-than-temporary impairment in the amount of $605,000, $157,000 of which was recognized on the statement of operations and $448,000 of which was recognized in the statement of condition in accumulated other comprehensive income (before taxes).  This impairment was due to an increase in delinquency levels, a slowdown in principal payments for the security’s underlying collateral and a downgrade in the security from AAA to BB+.  There was no additional other-than-temporary credit impairment charge on this investment through December 31, 2010. During the year ended December 31, 2011, management determined that there was additional other-than-temporary impairment in the amount of $407,000, $361,000 of which was recognized on the statement of operations and $46,000 of which was recognized on the statement of condition in accumulated other comprehensive income (before taxes).  This additional impairment was primarily due to a slowdown in principal payment speeds, an increase in default rates and an increase in estimated loss severity at default on the underlying residential mortgage collateral. The remaining unrealized loss at December 31, 2011 is not considered an other-than-temporary impairment, as management does not have the intention to sell this security and it is not more likely than not that the security will be required to be sold before recovery of its amortized cost.

As of December 31, 2011, the Company held three private label CMBS with an amortized cost of $8.8 million. These securities had a net unrealized gain of $107,000 at December 31, 2011 and all individual securities were held at an unrealized gain. As of December 31, 2010, the Company held four private label CMBS with an amortized cost of $11.4 million. These securities had a net unrealized gain of $382,000 at December 31, 2010 and all individual securities were held at an unrealized gain. During 2011, one security paid off in full.

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

Securities that have been impaired greater than twelve months as of December 31, 2011 are the private label residential mortgage related security, which was discussed above, and one corporate security with a fair value of $2.9 million with a rating of “Baa1”, with an unrealized loss of $122,000.

Of the six securities with a temporary impairment at December 31, 2011, one has a rating of “AAA”.  The securities with a rating of less than AAA are: (1) one private label collateralized mortgage obligation, which was discussed above, with a total fair value of $122,000 and a rating of “CC”; (2) three corporate securities with a fair value of $5.9 million and a rating of “Baa1” and (3) one corporate security with a fair value of $1.8 million and a rating of “A2”.

Gross gains of $1.1 million, $2.0 million and $2.4 million and gross losses of $0, $0 and $0 were realized on sales of securities during the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following schedule provides a summary of the components of net gains on sale of investment securities in the Company’s Consolidated Statement of Operations:

			Other-than-
	Gross	Gross	Temporary	Portion of
	Realized	Realized	Impairment	OTTI	Net Gains
	Gains	Losses	Losses	in OCI	(Losses)
	(in thousands)
Twelve Months Ended December 31, 2011:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—
Corporate securities	—	—	—	—	—
	—	—	—	—	—
Private label residential mortgage related security	—	—	(407)	46	(361)
Private label commercial mortgage related securities	—	—	—	—	—
Agency residential mortgage related securities	1,091	—	—	—	1,091
Total mortgage related securities	1,091	—	(407)	46	730
Total securities available-for-sale	$1,091	$—	$(407)	$46	$730

			Other-than-
	Gross	Gross	Temporary	Portion of
	Realized	Realized	Impairment	OTTI	Net Gains
	Gains	Losses	Losses	in OCI	(Losses)
	(in thousands)
Twelve Months Ended December 31, 2010:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—
Corporate securities	—	—	—	—	—
	—	—	—	—	—

Private label residential mortgage related security	—	—	—	—	—
Private label commercial mortgage related securities	50	—	—	—	50
Agency residential mortgage related securities	1,913	—	—	—	1,913
Total mortgage related securities	1,963	—	—	—	1,963

Total securities available-for-sale	$1,963	$—	$—	$—	$1,963

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

			Other-than-
	Gross	Gross	Temporary	Portion of
	Realized	Realized	Impairment	OTTI	Net Gains
	Gains	Losses	Losses	in OCI	(Losses)
	(in thousands)
Twelve Months Ended December 31, 2009:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—
Corporate securities	796	—	—	—	796
	796	—	—	—	796
Private label residential mortgage related security	—	—	(605)	448	(157)
Private label commercial mortgage related securities	—	—	—	—	—
Agency residential mortgage related securities	1,585	—	—	—	1,585
Total mortgage related securities	1,585	—	(605)	448	1,428
Total securities available-for-sale	$2,381	$—	$(605)	$448	$2,224

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2011 and 2010 by contractual maturity are as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)

December 31, 2011
Due in one year or less	$8,022	$8,013	$—	$—
Due after one year through five years	14,072	13,886	—	—
Due after five years through ten years	763	766	—	—
Due after ten years	439	441	—	—
Total mortgage related securities	215,248	225,664	41,074	41,758
	$238,544	$248,770	$41,074	$41,758

December 31, 2010
Due in one year or less	$3,674	$3,692	$—	$—
Due after one year through five years	23,420	23,649	—	—
Due after five years through ten years	3,046	3,079	—	—
Due after ten years	2,263	2,251	—	—
Total mortgage related securities	268,740	278,632	51,835	50,817
	$301,143	$311,303	$51,835	$50,817

Securities with a carrying value of $8.1 million and $13.7 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $63.2 million and $58.7 million at December 31, 2011 and 2010, respectively, were pledged as collateral for $50.0 million in borrowed funds. See Note 7.

NOTE 3—LOANS

The composition of net loans at December 31, 2011 and 2010 is provided below (in thousands).

	December 31,
	2011	2010

Real estate loans:
One- to four-family	$198,669	$238,612
Multi-family and commercial	313,060	249,262
Construction	18,243	31,190
	529,972	519,064

Consumer loans	44,667	55,169
Commercial and industrial loans	107,781	80,645

Total loans	682,420	654,878

Deferred loan origination cost, net	227	218
Allowance for loan losses	(12,075)	(12,443)
Net loans	$670,572	$642,653

The Company had approximately $124.5 million and $125.9 million of commercial mortgage, construction and commercial and industrial loans in the Southern New Jersey shore area at December 31, 2011 and 2010, respectively. Other than the commercial mortgage, construction and commercial and industrial loans in Southern New Jersey, a majority of the Company’s loans are in the geographic areas near the Company’s branches in Southeastern Pennsylvania.

The Company reclassified $21,000 and $13,000 of deposit accounts that were overdrawn to other consumer loans as of December 31, 2011 and 2010, respectively.

The following table presents changes in the allowance for loan losses (in thousands):

	Years Ended December 31,
	2011	2010	2009

Balance, beginning	$12,443	$10,605	$6,260
Provision for loan losses	5,734	6,213	9,052
Loans charged off	(6,331)	(4,402)	(4,707)
Recoveries	229	27	—
Balance, ending	$12,075	$12,443	$10,605

NOTE 3—LOANS (CONTINUED)

The following tables present changes in the allowance for loan losses by loan segment for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31, 2011
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total
	(In thousands)
Balance, beginning	$1,990	$4,624	$3,260	$665	$1,707	$197	$12,443
Provision for loan losses	324	2,608	1,010	221	1,546	25	5,734
Loans charged off	(567)	(1,290)	(3,445)	(433)	(596)	—	(6,331)
Recoveries	13	170	44	2	—	—	229
Balance, ending	$1,760	$6,112	$869	$455	$2,657	$222	$12,075

	For the Year Ended December 31, 2010
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total
	(In thousands)
Balance, beginning	$1,455	$3,716	$3,782	$707	$824	$121	$10,605
Provision for loan losses	1,938	897	1,468	456	1,378	76	6,213
Loans charged off	(1,403)	—	(1,990)	(514)	(495)	—	(4,402)
Recoveries	—	11	—	16	—	—	27
Balance, ending	$1,990	$4,624	$3,260	$665	$1,707	$197	$12,443

The recorded investment in impaired loans was $30.5 million at December 31, 2011 and $39.1 million at December 31, 2010. The recorded investment in impaired loans with an allowance for loan losses was $29.4 million at December 31, 2011 and $35.6 million at December 31, 2010. The related allowance for loan losses associated with these loans was $3.6 million at December 31, 2011 and $5.2 million at December 31, 2010. For the years ended December 31, 2011, 2010 and 2009, the average recorded investment in these impaired loans was $32.0 million, $42.0 million and $32.3 million, respectively. The interest income recognized on these impaired loans was $825,000, $399,000 and $896,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 3—LOANS (CONTINUED)

The following table sets forth the breakdown of impaired loans by loan segment as of December 31, 2011 and 2010.

December 31, 2011

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonaccrual	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)
Real estate loans:
One- to four-family	$6,885	$307	$—	$7,192	$7,192	$—
Multi-family and commercial	3,814	6,836	—	10,650	9,570	1,080
Construction	6,372	—	—	6,372	6,372	—
Consumer loans	7	64	6,229	6,300	6,300	—
Commercial and industrial	—	—	—	—	—	—
Total	$17,078	$7,207	$6,229	$30,514	$29,434	$1,080

December 31, 2010

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonaccrual	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)

Real estate loans:
One- to four-family	$10,813	$1,007	$—	$11,820	$11,820	$—
Multi-family and commercial	6,180	3,569	—	9,749	6,260	3,489
Construction	9,279	3,441	3,894	16,614	16,614	—
Consumer loans	365	—	—	365	303	62
Commercial and industrial		600	—	600	600	—
Total	$26,637	$8,617	$3,894	$39,148	$35,597	$3,551

At December 31, 2011, two troubled debt restructurings totaling $5.2 million are excluded from the TDR column as they are included in nonaccrual loans and total impaired loans.

At December 31, 2010, one troubled debt restructuring of $2.1 million is excluded from the TDR column above as it is included in the nonaccrual loans and total impaired loans.

NOTE 3—LOANS (CONTINUED)

The following table sets forth a summary of the TDR activity for the twelve months ended December 31, 2011:

	As of and for the Twelve Months Ended December 31, 2011
				TDRs that Defaulted in
				Current Period that
				were Restructured in
	Restructured Current Year			the Prior Twelve Months
		Pre-	Post-		Post-
		Modification	Modification		Modification
		Outstanding	Outstanding		Outstanding
	Number	Recorded	Recorded	Number	Recorded
	of Loans	Investment	Investment	of Loans	Investment
	(Dollars in Thousands)
Real estate loans:
One- to four-family	2	$307	$307	—	$—
Multi-family and commercial	1	4,673	4,673	—	—
Construction	—	—	—	1	3,115
Consumer loans	2	64	64	—	—
Commercial and industrial	—	—	—	1	600
Total	5	$5,044	$5,044	2	$3,715

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty.  TDRs are included in impaired loans.  TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extension, and/or principal forgiveness.

At December 31, 2011, the Bank had TDRs totaling $12.4 million. Of this amount, $5.2 million relates to two construction loans which are classified as nonperforming assets.  The Bank has commitments of $2.5 million to lend additional funds related to one of these construction loans.  The remaining $7.2 million is comprised of $6.8 million related to four multi-family and commercial real estate loans, $307,000 related to two residential mortgage loans and $64,000 related to two consumer loans secured by second or third mortgages. The $7.2 million in TDRs are on accrual status as the borrowers have a demonstrated history of making payment as contractually due, are current as of December 31, 2011 and have provided evidence which supports the borrower’s ability to make payments.

Of the loans classified as TDRs at December 31, 2011, the two construction loans, totaling $5.2 million, and three of the multi-family and commercial real estate loans, totaling $2.2 million, were classified as TDRs during 2010.  These loans were classified as TDRs because they matured during 2010 and the Bank extended the loans with uncertainty as to whether the borrowers could obtain similar financing from another financial institution at the time of the extension, thus representing the granting of a financial concession.  The Bank did not lower the interest rate on these loans.  As of December 31, 2011, four of the loans are performing in accordance with the modified terms and one of the loans in the amount of $3.2 million is currently in default and migrated to nonperforming during 2011.

The other multi-family and commercial real estate loan classified as a TDR at December 31, 2011, totaling $4.7 million, was first classified as a TDR during the three months ended March 31, 2011.  The loan was classified as a TDR as the Bank agreed to restructure the terms of the loan, which included reducing payments to interest only for a period of nine months and reducing the rate for the term of the interest only period. This loan is secured by partially owner occupied commercial property located in Chester County, Pennsylvania.  As of December 31, 2011, this loan is performing in accordance with its restructured terms and is no longer reported as delinquent.

The four residential and consumer loans classified as a TDR at December 31, 2011, totaling $371,000, were first classified during the three months ended December 31, 2011 as the Bank agreed to modified terms with the borrower, which included the borrower paying interest only for a period greater than six months.

NOTE 3—LOANS (CONTINUED)

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of December 31, 2011 and 2010.

December 31, 2011

	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonaccrual	Accruing	Impaired	Impaired
	Loans	TDRs	Loans	Loans	General	Total
	(in thousands)
Real estate loans:
One- to four-family	$1,394	$3	$—	$1,397	$363	$1,760
Multi-family and commercial	466	975	—	1,441	4,671	6,112
Construction	565	—	—	565	304	869
Consumer loans	7	7	156	170	285	455
Commercial and industrial	—	—	—	—	2,657	2,657
Unallocated	—	—	—	—	222	222
Total allowance for loan losses	$2,432	$985	$156	$3,573	$8,502	$12,075

December 31, 2010

	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonaccrual	Accruing	Impaired	Impaired
	Loans	TDR’s	Loans	Loans	General	Total
	(in thousands)

Real estate loans:
One- to four-family	$1,537	$2	$—	$1,539	$451	$1,990
Multi-family and commercial	195	236	—	431	4,193	4,624
Construction	2,447	258	195	2,900	360	3,260
Consumer loans	294	—	—	294	371	665
Commercial and industrial	—	30	—	30	1,677	1,707
Unallocated	—	—	—	—	197	197
Total allowance for loan losses	$4,473	$526	$195	$5,194	$7,249	$12,443

Loans on which the accrual of interest has been discontinued amounted to $17.1 million at December 31, 2011 and $26.6 million at December 31, 2010. If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $1.1 million, $1.5 million and $735,000 in 2011, 2010 and 2009, respectively. There was $3.9 million, $0 and $601,000 of loans past due 90 days or more and still accruing interest at December 31, 2011, 2010 and 2009, respectively. There were $12.4 million, $10.7 million and $1.2 million of loans classified as troubled debt restructurings as of December 31, 2011, 2010 and 2009, respectively.

NOTE 3—LOANS (CONTINUED)

The following table sets forth past due loans by segment as of December 31, 2011 and 2010.

	At December 31,
	2011		2010
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(In thousands)
One- to four-family real estate	$370	$252	$96	$144
Multi-family and commercial real estate	—		4,735
Construction real estate	—	—	—	—
Consumer	1,097	169	170	—
Commercial and industrial	—	—	—	—

Total	$1,467	$421	$5,001	$144

There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. If we classify an asset as loss, it is recorded as a loan charged off in the current period.

The following table sets forth criticized and classified loans by segment as of December 31, 2011 and 2010.

	At December 31, 2011
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total
	(In thousands)
Special mention loans	$—	$13,226	$—	$6,229	$1,407	$20,862
Substandard loans	6,885	14,319	6,372	7	4,273	31,856
Doubtful loans	—	—	—	—	—	—

Total criticized and classified loans	$6,885	$27,545	$6,372	$6,236	$5,680	$52,718

	At December 31, 2010
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total
	(In thousands)
Special mention loans	$—	$19,889	$114	$—	$1,099	$21,102
Substandard loans	10,812	6,745	16,614	365	5,937	40,473
Doubtful loans	—	—	—	—	—	—

Total criticized and classified loans	$10,812	$26,634	$16,728	$365	$7,036	$61,575

NOTE 3—LOANS (CONTINUED)

On November 3, 2006, the Company entered an interest rate swap with a notional amount of $1.1 million, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%. The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and will pay fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $214,000 and $161,000 at December 31, 2011 and 2010, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging”.  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments”.

On October 12, 2011, the Company entered an interest rate swap with a notional amount of $1.6 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%. The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and will pay fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $65,000 at December 31, 2011, with ineffectiveness of $5,000.  The difference between changes in the fair values of interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the statement of operations.

NOTE 4—MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $50.0 million at December 31, 2011, $65.7 million at December 31, 2010, and $88.2 million at December 31, 2009. The Company received fees, net of amortization, from the servicing of loans of $25,000, $11,000 and $63,000 during 2011, 2010 and 2009, respectively.

The following summarizes mortgage-servicing rights activity for the years ended December 31, 2011, 2010 and 2009 (in thousands):

			Net
	Servicing	Valuation	Carrying
	Rights	Allowance	Value
Balance at December 31, 2008	$960	$(133)	$827
Reductions	—	48	48
Amortization	(192)	—	(192)
Balance at December 31, 2009	$768	$(85)	$683
Additions	—	(46)	(46)
Amortization	(189)	—	(189)
Balance at December 31, 2010	$579	$(131)	$448
Additions	—	(8)	(8)
Amortization	(124)	—	(124)
Balance at December 31, 2011	$455	$(139)	$316

The estimated amortization expense of amortizing mortgage servicing rights for each of the five succeeding fiscal years after December 31, 2011 is as follows (in thousands):

Year
2012	$116
2013	88
2014	66
2015	50
2016	37
Thereafter	98
Total	$455

NOTE 4—MORTGAGE SERVICING ACTIVITY (CONTINUED)

As of December 31, 2011 and 2010, the fair value of the mortgage servicing rights (“MSRs”) was $322,000 and $462,000, respectively. The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income—another key assumption in the model—is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

During the year ended December 31, 2008, the Bank recorded an initial valuation allowance of $133,000 on its MSRs, which was due to a significant decrease in interest rates for residential mortgages during the year resulting in assumed higher mortgage prepayments. The valuation allowance was reduced by $48,000 during the year ended December 31, 2009 due to assumed slower prepayments.  The valuation allowance was increased by $46,000 and $8,000 during the years ended December 31, 2010 and December 31, 2011, respectively, due to continued low interest rates and high level of prepayments. The amount of the valuation adjustment is recorded as an adjustment to service charges and other fee income in the Company’s consolidated statement of operations.

NOTE 5—PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010

Land	$3,207	$3,207
Buildings	13,479	13,376
Leasehold improvements	190	190
Furniture, fixtures and equipment	5,125	4,869
	22,001	21,642
Less: accumulated depreciation	(11,570)	(10,949)

Premises and equipment, net	$10,431	$10,693

As of December 31, 2011, the Company leased space for an operations center in Blue Bell, Pennsylvania, a branch location in Media, Pennsylvania and certain office equipment. The leases are accounted for as operating leases. The Blue Bell lease expires in July 2012 and, upon expiration, the Company has the option to extend the lease for an additional five-year period at the then prevailing market rate. The following rental expenses were included in the Company’s financial statements (in thousands):

	December 31,
	2011	2010	2009
	(in thousands)
Office rent	$486	$470	$467
Equipment lease	2	6	12
	$488	$476	$479

NOTE 5—PREMISES AND EQUIPMENT (CONTINUED)

The following table shows the minimum future rental payments under non-cancelable leases for premises and equipment at December 31, 2011 (in thousands):

Year
2012	$300
2013	—
2014	—
2015	—
2016	—

NOTE 6—DEPOSITS

The weighted average interest rate and balance of deposits at December 31, 2011 and 2010 consisted of the following (dollars in thousands):

	December 31,
	2011		2010
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Noninterest-bearing demand accounts	—%	$84,374	—%	$70,990
NOW accounts	0.39	45,948	0.30	40,505
Money market accounts	0.38	127,667	0.47	148,904
Savings and club accounts	0.29	80,740	0.05	54,921
Brokered deposits	0.53	10,162	—	—
Certificates of deposit	2.03	327,703	2.44	396,443

	1.12%	$676,594	1.48%	$711,763

The scheduled maturities of certificates of deposit and brokered deposits for periods subsequent to December 31, 2011 are as follows (in thousands):

	December 31,
	Certificates	Brokered
Year	of Deposit	Deposits	Total
2012	$189,448	$5,069	$194,517
2013	59,256	—	59,256
2014	48,323	5,093	53,416
2015	12,449	—	12,449
2016	9,389	—	9,389
Thereafter	8,838	—	8,838
	$327,703	$10,162	$337,865

NOTE 6—DEPOSITS (CONTINUED)

A summary of interest expense on deposits for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009

NOW accounts	$143	$210	$340
Money market accounts	596	1,294	2,534
Savings and club accounts	148	45	90
Brokered deposits	13	—	—
Certificates of deposit	7,772	13,654	17,625

	$8,672	$15,203	$20,589

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $81.6 million and $101.2 million at December 31, 2011 and 2010, respectively.  Brokered deposits in the amount of $10.2 million at December 31, 2011 are not included in the total certificates of deposit with a minimum denomination of $100,000.  Deposits in excess of $250,000 are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

NOTE 7—BORROWINGS

The following is a summary of borrowed funds by type:

			Maximum
			Amount		Weighted
			Outstanding	Average	Average
		Weighted	at Month	Amount	Interest
	Balance	Average	End	Outstanding	Rate
	at End of	Interest	During the	During the	During the
	Year	Rate	Year	Year	Year
	(Dollars in thousands)
2011
FHLB advances	$88,278	3.41%	$122,429	$110,180	3.66%
Other borrowed funds - long term	50,000	3.42	50,000	50,000	3.42
Other borrowed funds - short term	8,500	0.25	24,000	2,239	0.23

2010
FHLB advances	$122,800	3.77%	$136,807	$125,963	3.75%
Other borrowed funds - long term	50,000	3.42	50,000	50,000	3.42

NOTE 7—BORROWINGS (CONTINUED)

Federal Home Loan Bank Advances

Maturity Date	Amount	Interest Rate	Call Date	Rate if Called
	(in thousands)

July 2013	$9,158	4.10%
December 2013	5,000	2.80%	March 2012	LIBOR + 1.04%
January 2015	14,120	3.49%
December 2015	5,000	3.06%	March 2012	LIBOR + 1.12%
November 2017	15,000	3.62%	February 2012	LIBOR + 0.10%
November 2017	15,000	3.87%	February 2012	LIBOR + 0.10%
December 2017	20,000	2.83%	March 2012	LIBOR + 0.11%
December 2018	5,000	3.15%	December 2012	LIBOR + 1.14%
	$88,278	3.41%

Advances from the FHLB of Pittsburgh with rates ranging from 2.80% to 4.10% are due as follows.  These amounts include principle amortization on the two amortizing advances that mature in July 2013 and January 2015.

		Weighted
		Average
Maturity	Amount	Rate
	(Dollars in Thousands)

2012	4,684	3.53%
2013	18,459	3.60%
2014	4,733	3.49%
2015	5,402	3.09%
2016	—	0.00%
2017-2019	55,000	3.36%
	$88,278	3.41%

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

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of December 31, 2011, the Bank has $125.6 million in qualifying collateral pledged against its advances.

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $384.7 million at December 31, 2011. Additionally, as of December 31, 2011, the Bank has a maximum borrowing capacity of $58.8 million with the Federal Reserve Bank of Philadelphia through the Discount Window.

NOTE 7—BORROWINGS (CONTINUED)

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to at least 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  The FHLB of Pittsburgh has indicated it would only redeem from any member the lesser of the amount of the member’s excess capital stock or 5% of the member’s total capital stock.  The FHLB also indicated and that it may increase its individual member stock investment requirements.  As of December 31, 2011, the Company’s minimum stock obligation was $6.4 million and a maximum stock obligation was $11.9 million.  The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and has not paid a dividend through December 31, 2011.  Beginning in the first quarter of 2012, the FHLB of Pittsburgh reinstated its dividend at an annual rate of 0.10% of the Bank’s average stock held during the quarter ended December 31, 2011.

Other Borrowed Funds — Long Term

Other borrowed funds obtained from large commercial banks totaled $50.0 million at December 31, 2011. These borrowings contractually mature with dates ranging from November 2014 thru November 2018 and may be called by the lender based on the underlying agreements. Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

Maturity		Interest
Date	Amount	Rate	Call Date
	(in thousands)

November 2014	$20,000	3.60%	February 2012
September 2018	10,000	3.40%	September 2012
September 2018	5,000	3.20%	September 2012
October 2018	5,000	3.15%	October 2012
October 2018	5,000	3.27%	N/A
November 2018	5,000	3.37%	November 2013
	$50,000

Mortgage backed securities with a fair value of $63.2 million at December 31, 2011 were pledged as collateral for these other borrowed funds.

Other Borrowed Funds — Short Term

As of December 31, 2011 and December 31, 2010, the Company had $8.5 million and $0, respectively, of short-term borrowings.  The short-term borrowings at December 31, 2011 had a rate of 0.25%.  The short-term borrowings, which represent overnight borrowings, were obtained from a large commercial bank and a participant in the Federal Funds market.

NOTE 8—EMPLOYEE BENEFITS

401(k) Plan

The Bank has a 401(k) retirement plan covering all employees meeting certain eligibility requirements. Employees may contribute a percentage of their salary to the Plan each year, subject to limitations set by law. The Bank matches a portion of each employee contribution and also may make discretionary contributions, based on the Bank’s performance. The Bank provides a matching contribution equivalent to 33% of the first 6% of the contribution made by an employee. The Bank’s contributions to the plan on behalf of its employees resulted in an expenditure of $121,000, $110,000 and $115,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Bancorp’s common stock that provides employees meeting certain eligibility requirements with the opportunity to receive a funded retirement benefit, based primarily on the value of the Bancorp’s common stock. The ESOP has purchased 963,767 shares of common stock and has total loans outstanding of $7.2 million as of December 31, 2011.  The ESOP purchased shares in two separate transactions as described in the next paragraph.

The ESOP initially purchased 615,267 shares of common stock in Old Fox Chase Bancorp’s initial stock offering in 2006 at a price of $9.35 per share with the proceeds of a loan from Old Fox Chase Bancorp to the ESOP. The outstanding loan principal balance on the initial ESOP transaction at December 31, 2011 and 2010 was $4.0 million and $4.3 million, respectively.  The ESOP purchased an additional 348,500 shares of common stock in conjunction with the Bancorp’s mutual-to-stock conversion completed on June 29, 2010 at a price of $10.00 per share with the proceeds of a second loan from the Bancorp to the ESOP.  The outstanding loan principal balance at December 31, 2011 and 2010 was $3.2 million and $3.4 million, respectively.

Shares of the Bancorp’s common stock pledged as collateral for the loan are released from the pledge for allocation to Plan participants as loan payments are made. The Bank releases shares annually based upon the ratio that the current principal and interest payment bears to the current and remaining scheduled future principal and interest payments. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant were used to repay the loan.

At December 31, 2011, there were a total of 246,108 ESOP shares committed to employees from the initial 2006 stock offering, representing 41,018 shares allocated and committed to be released in each of the years from December 31, 2006 to December 31, 2011.  ESOP shares from this transaction that were unallocated at December 31, 2011 totaled 369,159 and had a fair market value of $4.7 million.

At December 31, 2011, there were a total of 36,049 ESOP shares committed to employees from the mutual-to-stock conversion transaction, representing 12,014 shares allocated and committed to be released in 2010 and 24,035 shares allocated and committed to be released in 2011.  ESOP shares from this transaction that were unallocated at December 31, 2011 totaled 312,451 and had a fair market value of $3.9 million.

As of December 31, 2011, there were a total of 282,157 shares committed to employees and 681,610 unallocated shares to be released in future periods.

Total ESOP compensation expense for the year ended December 31, 2011, 2010 and 2009 was $840,000, $522,000 and $375,000, respectively, representing the average fair market value of shares allocated or committed to be released during the year.

Long-Term Incentive Plan

The Bank maintains the Fox Chase Bank Executive Long-Term Incentive Plan (the “Incentive Plan”).  All plan assets are invested in Bancorp common stock. The Incentive Plan became effective January 1, 2006. During 2011, 2010 and 2009, the Bank recorded compensation expense of $0, $89,000 and $89,000, respectively, for the Incentive Plan. All shares in the plan were fully vested on January 1, 2011.

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

In August 2011, stockholders approved the Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan provides that 685,978 shares of common stock may be issued in connection with the exercise of stock options and 274,391 shares of common stock may be issued as restricted stock; including performance based restricted stock.  In August 2011, the Board of Directors approved the funding of a trust that purchased 274,391 shares of Bancorp’s common stock to fund restricted stock awards under the 2011 Plan.  During the year ended December 31, 2011, 274,391 shares were purchased by the trust at a weighted average cost of $12.66 per share.

In August 2011, the Company granted 10,668 shares of performance-based restricted stock to certain executive officers of the Company.  The performance metrics to be evaluated during the performance period are (1) return on assets compared to peer group and (2) earnings growth rate compared to peer group.  On the third anniversary of the grant date, the Company’s level of performance relative to the performance metrics will be evaluated and, if such performance metrics have been achieved, an amount of shares that will vest at that time and over the following two years will be determined.  Of the shares that will vest, 50% of the shares will vest on the third anniversary of the date of grant and 25% will vest on each of the fourth and fifth anniversaries of the date of grant.

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

During the years ended December 31, 2011, 2010 and 2009, the Company recorded $1.0 million, $929,000, and $961,000 of stock based compensation expense, respectively, comprised of stock option expense of $436,000, $400,000 and $416,000, respectively, and restricted stock expense of $606,000, $529,000 and $545,000, respectively.

As a result of the mutual-to-stock conversion, all presented share information for periods prior to June 30, 2010 has been revised to reflect the 1.0692 exchange ratio.

NOTE 9—STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of Bancorp’s stock option activity and related information for the 2007 Plan and 2011 Plan for the years ended December 31, 2011, 2010 and 2009:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2008	657,801	11.43	8.8 years	$—
Granted	91,276	8.28
Exercised	—	—
Forfeited	(71,696)	11.25
Outstanding at December 31, 2009	677,381	11.03	7.9 years	$105,000
Granted	39,500	9.67
Exercised	—	—
Forfeited	(24,703)	10.45
Outstanding at December 31, 2010	692,178	10.97	7.1 years	$608,000
Granted	135,494	12.49
Exercised	(15,037)	10.69
Forfeited / Cancelled	(24,493)	11.24
Outstanding at December 31, 2011	788,142	11.23	6.6 years	$1,111,000
Exercisable at December 31, 2011	465,612	11.24	5.9 years	$649,000

Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Through June 30, 2011, as limited historical information on the volatility of the Company’s stock existed, management considered the average volatilities of comparable public companies over a period equal to the expected life of the options in determining the expected volatility rate, of 40.0%. Beginning in the quarter ended September 30, 2011, management began to utilize the Company’s actual volatility in determining the expected volatility rate, an amount that was 33.0% for the second half of 2011. Management estimated the expected life of the options using the simplified method allowed under certain accounting standards. The risk-free rate was determined utilizing the Treasury yield for the expected life of the option contract.

The fair value of the stock option grants was estimated with the following weighted average assumptions:

	2011	2010	2009
Expected dividend yield	1.90% – 2.00%	1.90%	1.90%
Expected volatility	33.0% - 40.0%	35.0%	30.0%
Risk-free interest rate	1.21% - 2.51%	2.04%	2.33% – 2.51%
Expected option life in years	6.50	6.50	6.50

NOTE 9—STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of the Company’s unvested options as of December 31, 2011, 2010 and 2009 and changes therein during the years then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2008	542,459	$3.07
Granted	91,276	2.25
Exercised	—	—
Vested	(131,895)	3.08
Forfeited	(46,034)	3.02
Unvested at December 31, 2009	455,806	$2.91
Granted	39,500	2.97
Exercised	—	—
Vested	(133,561)	2.97
Forfeited	(17,748)	2.73
Unvested at December 31, 2010	343,997	$2.90
Granted	135,494	3.60
Exercised	—	—
Vested	(135,464)	2.98
Forfeited/Cancelled	(21,497)	3.06
Unvested at December 31, 2011	322,530	$3.15

Expected future expense relating to the 322,530 unvested options outstanding as of December 31, 2011 is $810,000 over a weighted average period of 3.1 years.

The following is a summary of the status of the Company’s restricted stock as of December 31, 2011, 2010 and 2009 and changes therein during the years then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value

Unvested at December 31, 2008	192,005	$11.49
Granted	17,731	8.80
Vested	(47,087)	11.51
Forfeited	(13,836)	11.57
Unvested at December 31, 2009	148,813	$11.16
Granted	15,640	9.67
Vested	(45,888)	11.30
Forfeited	(1,134)	10.87
Unvested at December 31, 2010	117,431	$10.91
Granted	57,036	12.54
Vested	(48,620)	11.19
Forfeited/Cancelled	(5,857)	11.72
Unvested at December 31, 20101	119,990	$11.54

Expected future compensation expense relating to the 119,990 restricted shares at December 31, 2011 is $1.1 million over a weighted average period of 3.2 years.

NOTE 10—INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	December 31,
	2011	2010	2009
Federal:
Current	$2,555	$1,129	$2,305
Deferred	(359)	(13)	(3,138)
	2,196	1,116	(833)

State:
Current	—	—	2
Deferred	16	4	4
	16	4	6

	$2,212	$1,120	$(827)

The provision for income taxes differs from the statutory rate of 34% due to the following (in thousands):

	December 31,
	2011	2010	2009

Federal income tax at statutory rate of 34%	$2,377	$1,314	$(631)
Tax exempt interest, net	(62)	(113)	(164)
Bank-owned life insurance	(159)	(160)	(154)
ESOP compensation expense	73	6	—
Equity incentive plans	1	46	83
Other, net	—	23	37
Dividends paid on benefit plans	(26)	—	—
State taxes, net	126	436	(58)
Increase/ (decrease) in valuation allowance	(118)	(432)	60

Total provision	$2,212	$1,120	$(827)

Effective tax rate	31.64%	28.99%	44.58%

NOTE 10—INCOME TAXES (CONTINUED)

The net deferred tax asset consisted of the following components as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses, net	$4,106	$4,333
Provision for loss on other real estate owned	402	199
Nonaccrual interest	502	592
Accrued compensation	151	30
Equity incentive plans	644	489
Accrued expenses	345	214
Deferred lease liability	10	24
Impairment loss on investments	176	54
State net operating loss carryforward	343	425
	6,679	6,360
Valuation allowance	(307)	(425)
	6,372	5,935
Deferred tax liabilities:
Prepaid expense deduction	181	174
Mortgage servicing rights	107	152
Loan origination costs	58	82
Deferrable earnings on investments	227	140
Depreciation of premises and equipment	458	389
Unrealized gains on securities available-for-sale	3,659	3,622
	4,690	4,559

Net Deferred Tax Asset	$1,682	$1,376

Based on the Company’s history of earnings and its expectation of future taxable income, management anticipates that it is more likely than not that the above deferred tax assets will be realized, except for the $307,000 gross deferred tax assets related to Fox Chase Bank’s state net operating loss carryforward.

Retained earnings include $6.0 million at December 31, 2011, 2010 and 2009, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the “Act”) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.

Approximately $343,000 of gross deferred tax assets were related to state tax net operating losses at December 31, 2011. Of this amount, $307,000 is related to the Bank and has a full valuation allowance of $307,000 on this deferred tax asset due to an expectation of such net operating losses expiring before being utilized. The remaining $36,000 of gross deferred tax assets were related to state tax net operating losses on Fox Chase Service Corporation and have no valuation allowance as it is more likely than not that it will be fully utilized before it expires.  The Company has $4.3 million of state net operating losses remaining as of December 31, 2011 for the Bank, which will begin to expire December 31, 2012.  The Company has $356,000 of state net operating losses remaining as of December 31, 2011 for Fox Chase Service Corporation, which will begin to expire December 31, 2029.

As of December 31, 2011 and prior periods, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest and penalties as a component of income tax expense. Federal and state tax years 2008 through 2010 were open for examination as of December 31, 2011.

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

A summary of the Company’s financial instrument commitments at December 31, 2011 and 2010 is as follows (in thousands):

	December 31,
	2011	2010
Commitments to grant loans	$74,372	$55,274
Unfunded commitments under lines of credit	105,983	106,397
Standby letters of credit	12,010	3,408
	$192,365	$165,079

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies, but includes principally residential or commercial real estate, accounts receivable or inventory. Fixed rate commitments to grant loans were $15.5 million and $37.6 million as of December 31, 2011 and December 31, 2010, respectively. The interest rates on these fixed rate loans ranged from 5.25% to 6.00% as of December 31, 2011 and 4.75% to 6.50% as of December 31, 2010.

Legal Proceedings

The Company is periodically subject to various pending and threatened legal actions, which involve claims for monetary relief. Based upon information presently available to the Company, it is the Company’s opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company’s results of operations.

Data Processing

The Company has entered into contracts with third-party providers to manage the Company’s network operations, data processing and other related services. The projected amount of the Company’s future minimum payments contractually due after December 31, 2011 is as follows (in thousands):

Year	Amount
2012	$1,707
2013	1,659
2014	—
2015	—
2016	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to total assets, as defined. Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it was subject.

As of December 31, 2011, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2011 and 2010 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2011
Total risk-based capital (to risk-weighted assets)	161,494	23.90%	$ > 54,054	> 8.0%	$ > 67,567	> 10.0%
Tier 1 capital (to risk-weighted assets)	154,623	22.88	> 27,027	> 4.0	> 40,540	> 6.0
Tier 1 capital (to adjusted assets)	154,787	15.30	> 40,461	> 4.0	> 50,576	> 5.0

December 31, 2010
Total risk-based capital (to risk-weighted assets)	156,045	23.76%	$ > 52,550	> 8.0%	$ > 65,688	> 10.0%
Tier 1 capital (to risk-weighted assets)	147,982	22.53	> 26,275	> 4.0	> 39,413	> 6.0
Tier 1 capital (to adjusted assets)	148,541	13.60	> 43,689	> 4.0	> 54,611	> 5.0

The Bancorp’s ability to pay dividends is limited by statutory and regulatory requirements. The Bancorp may not declare nor pay dividends on its stock if such declaration or payment would violate statutory or regulatory requirements.  The Bancorp paid a cash dividend of $0.02 per common share during each of the four quarters in 2011.  Additionally, the Bancorp paid a cash dividend of $0.04 per common share on February 29, 2012.

The Bancorp raised net proceeds of $77.8 million from the mutual to stock conversion completed on June 29, 2010.  During 2010, the Bancorp contributed $48.5 million to the Bank, $7.5 million in the first quarter and $41.0 million in the second quarter in conjunction with the mutual-to-stock conversion.

The Bancorp repurchased 1,524,900 shares of common stock during the year ended December 31, 2011 in conjunction with stock repurchase programs. There were no shares repurchased during the year ended December 31, 2010.  The purchases were recorded as treasury stock, at cost, on the Bancorp’s statements of condition in the amount of $19.8 million at December 31, 2011.

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of the respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2011 and 2010:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate their fair value.

Investment and Mortgage Related Securities—Available-for-Sale and Held-to-Maturity

Fair values for investment securities and mortgage related securities are obtained from one external pricing service (“primary pricing service”) as the provider of pricing on the investment portfolio on a quarterly basis. We generally obtain one quote per investment security. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. If quoted market prices are not available for comparable securities, fair value is based on quoted bids for the security or comparable securities. We review the estimates of fair value provided by the pricing service to determine if they are representative of fair value based upon our general knowledge of market conditions and relative changes in interest rates and the credit environment. The Company made no adjustments to the values obtained from the primary pricing service.

Loans Held for Sale

The fair values of mortgage loans originated and intended for sale in the secondary market are based on current quoted market prices.

Loans Receivable, Net

To determine the fair values of loans that are not impaired, we employ discounted cash flow analyses that use interest rates and terms similar to those currently being offered to borrowers. We do not record loans at fair value on a recurring basis. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that we may adjust due to specific characteristics of the loan or collateral.

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

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Deposit Liabilities

Fair values for demand deposits (including NOW accounts), savings and club accounts and money market deposits are, by definition, equal to the amount payable on demand at the reporting date. Fair values of fixed-maturity certificates of deposit, including brokered deposits, are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar instruments with similar maturities.

Short-term Borrowings, Federal Home Loan Bank Advances and Other Borrowed Funds

Fair value of short-term borrowings, Federal Home Loan Bank advances and other borrowed funds are estimated using discounted cash flow analyses, based on rates currently available to the Bank for advances with similar terms and remaining maturities.

Interest Rate Swap Contracts

The fair values of swap contracts are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

Off-Balance Sheet Financial Instruments

Fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

The estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$7,586	$7,586	$38,314	$38,314
Available for sale securities:
Investment securities available-for-sale	23,106	23,106	32,671	32,671
Private label residential mortgage related security	122	122	166	166
Private label commercial mortgage related securities	8,906	8,906	11,767	11,767
Agency residential mortgage related securities	216,636	216,636	266,699	266,699
Held to maturity securities:
Agency mortgage related securities	41,074	41,758	51,835	50,817
Loans receivable, net	670,572	672,847	642,653	643,967
Federal Home Loan Bank stock	8,074	8,074	9,913	9,913
Accrued interest receivable	4,578	4,578	4,500	4,500
Mortgage servicing rights	316	322	448	462

Financial liabilities:
Savings and club accounts	80,740	80,740	54,921	54,921
Demand, NOW and money market deposits	257,989	257,989	260,399	260,399
Brokered deposits	10,162	10,129	—	—
Certificates of deposit	327,703	330,941	396,443	401,222
Short-term borrowings	8,500	8,500	—	—
Federal Home Loan Bank advances	88,278	95,878	122,800	129,522
Other borrowed funds	50,000	55,103	50,000	53,851
Accrued interest payable	418	418	580	580
Swap contracts	279	279	161	161

Off-balance sheet instruments	—	1,443	—	1,238

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The Company classified three types of financial instruments as Level 3 as of December 31, 2011. The first instrument is a private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because they are not actively traded in securities markets. The second type of instrument includes three private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively traded in securities markets. The third instrument includes two loans at December 31, 2011 and one loan at December 31, 2010 since lending credit risk is not an observable input for this individual commercial loan (see Note 3). The net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, in the private label CMO was $42,000 and $393,000 at December 31, 2011 and 2010, respectively. The net unrealized gain in the private label CMBS portfolio was $107,000 and $382,000 at December 31, 2011 and 2010, respectively. The unrealized gain on the two loans was $268,000 at December 31, 2011 compared to an unrealized gain on one loan of $161,000 at December 31, 2010.

The following measures were made on a recurring basis as of December 31, 2011 and 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$6,514	$—	$6,514	$—
State and political subdivisions	1,873	—	1,873	—
Corporate securities	14,719	—	14,719	—
Private label residential mortgage related security	122	—	—	122
Private label commercial mortgage related securities	8,906	—	—	8,906
Agency residential mortgage related securities	216,636	—	216,636	—
Loans (1)	2,877	—	—	2,877
Swap contracts (1)	(279)	—	(279)	—
Total	$251,368	$—	$239,463	$11,905

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government agencies	$6,521	$—	$6,521	$—
State and political subdivisions	7,279	—	7,279	—
Corporate securities	18,871	—	18,871	—
Private label residential mortgage related security	166	—	—	166
Private label commercial mortgage related securities	11,767	—	—	11,767
Agency residential mortgage related securities	266,699	—	266,699	—
Loan (1)	1,241	—	—	1,241
Swap contract (1)	(161)	—	(161)	—
Total	$312,383	$—	$299,209	$13,174

(1)                  Such financial instruments are recorded at fair value as further described in Note 3.

The following measures were made on a non-recurring basis as of December 31, 2011 and 2010:

The loans were partially charged off at December 31, 2011 and 2010.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

For MSR’s, the fair value was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

For other real estate owned, we used Level 3 inputs, which consist of appraisals. Other real estate owned is recorded on our balance sheet at fair value, net of costs to sell, when we obtain control of the property.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
As of December 31, 2011
Loans	$2,490	$—	$—	$2,490
Mortgage servicing rights	282	—	282	—
Other real estate owned	2,423	—	—	2,423
Total	$5,195	$—	$282	$4,913

As of December 31, 2010
Loans	$6,119	$—	$—	$6,119
Mortgage servicing rights	405	—	405	—
Other real estate owned	3,186	—	—	3,186
Total	$9,710	$—	$405	$9,305

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table includes a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3), on a recurring basis, for the period of January 1, 2010 to December 31, 2011.

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loans	Total
	(In thousands)

Beginning balance, January 1, 2010	$195	$17,833	$1,259	$19,287
Purchases	—	—	—	—
Sales	—	(3,926)	—	(3,926)
Payments received	(69)	(2,403)	(54)	(2,526)
Discount accretion, net	—	107	—	107
Increase/(decrease) in value	40	156	36	232
Reclassification to Level 3	—	—	—	—

Ending balance, December 31, 2010	$166	$11,767	$1,241	$13,174

Addition	—	—	1,600	1,600
Purchases	—	—	—	—
Sales	—	—	—	—
Payments received	(34)	(2,570)	(71)	(2,675)
Premium amortization, net	—	(16)	—	(16)
Increase/(decrease) in value	(10)	(275)	107	(178)
Reclassification to Level 3	—	—	—	—

Ending balance, December 31, 2011	$122	$8,906	$2,877	$11,905

NOTE 14—COMPREHENSIVE INCOME

Comprehensive income for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	December 31,
	2011	2010	2009

Net income (loss)	$4,779	$2,744	$(1,028)

Other comprehensive income (loss):

Unrealized holding gains arising during the period, (net of taxes of $424, $767 and $4,023 for the years ended December 31, 2011, 2010 and 2009, respectively)	779	1,291	7,483

Non-credit related unrealized loss on other-than temporary impaired securities (net of taxes of $(16), $0 and $(152) for the years ended December 31, 2011, 2010 and 2009, respectively)	(30)	—	(296)

Less: Reclassification adjustment for net investment securities gains included in net income, (net of taxes of $371, $667 and $335)	720	1,296	649

Other comprehensive income (loss)	29	(5)	6,538

Comprehensive income	$4,808	$2,739	$5,510

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

There were no loans to directors and executive officers as of December 31, 2011 and 2010.

During 2011 and 2010, the Bank engaged in certain business activities with Philadelphia Mortgage Advisors, Inc. (“PMA”). These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $220,000, $285,000 and $245,000 for the years ended December 31, 2011, 2010 and 2009, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $50,000, $65,000 and $54,000 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Bank acquired total loans from PMA of $10.6 million and $23.9 million for the years ended December 31, 2011 and 2010, respectively, which includes the cost of the loans. The Company eliminates intercompany profits and losses until realized by the Company.

During 2010, the Bank provided PMA a term loan in the amount of $1.2 million, which is secured by a residential property owned by PMA.  The Bank recorded interest income from PMA on this term loan of $25,000 and $15,000 for the years ended December 31, 2011 and 2010, respectively.  The loan was paid off during the second quarter of 2011.

NOTE 16—ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) 2010-06 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for Level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments was effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for Level 3 activity on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The Company adopted this ASU effective January 1, 2010.  Effective January 1, 2011 the Company adopted the requirements to provide the reconciliation for Level 3 activity on a gross basis.  This ASU did not have a material effect on the Company’s financial position or results of operations but did result in changes to disclosures about fair value measurements.

Accounting Standards Update (ASU) No. 2010-20 - Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. Disclosures related to period-end information (e.g., credit quality information and the ending financing receivables balance segregated by impairment method) were effective in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of allowance for credit losses by portfolio segment) were effective in interim or annual periods beginning on or after December 15, 2010.  The Company has complied with the required disclosures as of December 31, 2011.

Accounting Standards Update (ASU) No. 2011-01 - Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-20. The amendments in ASU No. 2011-01 temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20- Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities.   As a result of ASU No. 2011-02, the provisions of ASU No. 2010-20 were effective for the Company’s interim or annual periods beginning on or after June 15, 2011.  The Company complied with the required disclosures as of September 30, 2011 and December 31, 2011.

Accounting Standards Update (ASU) No. 2011-02 - Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 were effective for the Company’s interim or annual periods beginning on or after June 15, 2011.  The Company has evaluated the guidance included in this update and has determined that it does not result in any new troubled debt restructurings that should be reported as of December 31, 2011.

Accounting Standards Update (ASU) No. 2011-03 - Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  This update is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU No. 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU No. 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 16—ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Update (ASU) No. 2011-04 - Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments were issued to achieve convergence between U.S. GAAP and IFRS.  The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 will be effective for the Company on January 1, 2012 and is to be applied prospectively.   The Company has evaluated the guidance included in this update and has determined that it is not expected to have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update (ASU) No. 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The provisions of ASU No. 2011-05 are intended to improve the comparability, consistency and transparency of financial reporting and to increase prominence of the items reported in other comprehensive income.  The guidance requires entities to report the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This update is effective for the Company on January 1, 2012, and is to be applied retrospectively. The Company does not expect the guidance will have a material impact on its financial statements but will result in a revised format for the presentation of comprehensive income and the components of other comprehensive income.

Accounting Standards Update (ASU) No. 2011-11 - Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The provisions of ASU 2011-11 are intended to enhance current disclosure requirements on offsetting financial assets and liabilities.  The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (IFRS), which are subject to different offsetting models. The disclosures will be limited to financial instruments (and derivatives) subject to enforceable master netting arrangements or similar agreements and will be effective for the Company on January 1, 2013 and is to be applied retrospectively.  The Company has evaluated the guidance included in this update and has determined that it is not expected to have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update (ASU) No. 2011-12 - Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration.  Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The Company does not expect the guidance will have a material impact on its financial statements but will result in a revised format for the presentation of comprehensive income and the components of other comprehensive.

NOTE 17—PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements for Fox Chase Bancorp, Inc. (parent company only) reflect the investment in its wholly owned subsidiary, Fox Chase Bank, using the equity method of accounting.

CONDENSED BALANCE SHEET

	December 31,
	2011	2010
	(In Thousands)
Assets
Cash and due from banks	$444	$1
Interest-earning deposits with banks	18,783	42,601
Total cash and cash equivalents	19,227	42,602
Investment in subsidiary	161,353	155,079
Due from subsidiary	266	289
ESOP loan	7,175	7,662
Other assets	241	141
Total Assets	188,262	205,773

Liabilities and stockholders’ equity
Other liabilities	70	69
Total Liabilities	70	69

Stockholders’ Equity	188,192	205,704

Total Liability and Stockholders’ Equity	$188,262	$205,773

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010	2009
	(In Thousands)
Income
Interest on deposits with banks	$219	$182	$234
Interest on ESOP loan	463	432	395

Total Income	682	614	629
Expenses
Other expenses	970	841	789
Total Expenses	970	841	789
Loss before income tax benefit and equity in undistributed net loss of subsidiary	(288)	(227)	(160)
Income tax benefit	(98)	(77)	(54)
Loss before equity in undistributed net loss of subsidiary	(190)	(150)	(106)
Equity in undistributed net earnings (loss) of subsidiary	4,969	2,894	(922)

Net Income (Loss)	$4,779	$2,744	$(1,028)

NOTE 17—PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010	2009
	(In Thousands)
Cash Flows From Operating Activities

Net income (loss)	$4,779	$2,744	$(1,028)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings (loss) of subsidiary	(4,969)	(2,894)	922
Decrease in deferred tax asset	—	89	251
Decrease (increase) in due from subsidiary	84	118	(75)
Increase in other assets	(100)	(79)	(62)
Increase (decrease) in other liabilities	1	5	(66)
Net Cash Used in Operating Activities	(205)	(17)	(58)

Cash Flows From Investing Activities
Loan payment received on ESOP loan	487	364	249
Net Cash Provided by Investing Activities	487	364	249

Cash Flows From Financing Activities

Purchase of treasury stock	(19,822)	—	(4,521)
Acquisition of common stock for equity incentive plan	(3,474)	—	—
Receipt from subsidiary related to vesting of stock in equity incentive plan	544	519	542
Common stock issued for exercise of vested stock options	162	—	—
Capital contribution to subsidiary	—	(48,500)	—
Purchase of common stock by ESOP	—	(3,485)	—
Merger of Fox Chase Mutual Holding Company	—	107	—
Proceeds from stock offering, net of offering expenses	—	81,169	—
Cash dividends paid	(1,067)	—	—
Proceeds from stock offering, net	—	—	—
Net Cash (Used in) Provided by Financing Activities	(23,657)	29,810	(3,979)

Net (Decrease) Increase in Cash and Cash Equivalents	(23,375)	30,157	(3,788)
Cash and Cash Equivalents - Beginning	42,602	12,445	16,233

Cash and Cash Equivalents - Ending	$19,227	$42,602	$12,445

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of Fox Chase Bancorp, Inc. and subsidiary, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. The Company reported net income of $1.0 million for the quarter ended December 31, 2011 and net income of $893,000 for the quarter ended December 31, 2010.

The net income for the quarter ended December 31, 2011 included a provision for loan losses of $2.8 million, primarily related to specific impairments totaling $2.2 million on three commercial loans, all of which are located in Southern New Jersey, and a gain of $1.1 million on the sale of $12.8 million of mortgage related securities.

The net income for the quarter ended December 31, 2010 did not include any unusual or nonrecurring items.

Three Months Ended	12/31/2011	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010	6/30/2010	3/31/2010
	(In Thousands, except per share data)

Interest income	$11,102	$11,606	$11,607	$11,631	$11,709	$12,385	$12,532	$12,659
Interest expense	3,114	3,545	3,827	4,009	4,296	5,365	5,842	6,222
Net interest income	7,988	8,061	7,780	7,622	7,413	7,020	6,690	6,437
Provision for loan losses	2,825	1,034	900	975	1,358	2,889	1,075	891
Net interest income after provision for loan losses	5,163	7,027	6,880	6,647	6,055	4,131	5,615	5,546
Noninterest income	1,959	467	450	467	659	2,393	434	403
Noninterest expense	5,601	5,690	5,480	5,298	5,432	5,558	5,202	5,180
Income before taxes	1,521	1,804	1,850	1,816	1,282	966	847	769

Income tax provision	477	572	593	570	389	274	239	218
Net income	$1,044	$1,232	$1,257	$1,246	$893	$692	$608	$551

Per Common Share Data
Weighted average common shares — basic	12,214,704	13,087,582	13,662,264	13,636,010	13,610,257	13,562,837	13,885,425	13,880,730
Weighted average common shares — diluted	12,287,733	13,175,689	13,770,934	13,678,887	13,629,851	13,573,250	13,910,837	13,890,460
Net income per share — basic	$0.09	$0.09	$0.09	$0.09	$0.07	$0.05	$0.04	$0.04
Net income per share — diluted	$0.09	$0.09	$0.09	$0.09	$0.07	$0.05	$0.04	$0.04

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX CHASE BANCORP, INC.

Date: March 12, 2012	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas M. Petro	President, Chief Executive Officer and Director	March 12, 2012
Thomas M. Petro	(principal executive officer)

/s/ Roger S. Deacon	Chief Financial Officer	March 12, 2012
Roger S. Deacon	(principal accounting and financial officer)

/s/ Roger H. Ballou	Director	March 12, 2012
Roger H. Ballou

/s/ Richard E. Bauer	Director	March 12, 2012
Richard E. Bauer

/s/ Todd S. Benning	Director	March 12, 2012
Todd S. Benning

/s/ Richard M. Eisenstaedt	Director	March 12, 2012
Richard M. Eisenstaedt

/s/ Anthony A. Nichols, Sr.	Director	March 12, 2012
Anthony A. Nichols, Sr.

/s/ RoseAnn B. Rosenthal	Director	March 12, 2012
RoseAnn Rosenthal

/s/ Peter A. Sears	Director	March 12, 2012
Peter A. Sears