Form 10-K/A
period 2011-12-31
Fox Chase Bancorp Inc
filed 2012-03-20
CIK 1485176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K/A is being filed by Fox Chase Bancorp, Inc. (the “Company”) to include electronically conformed signatures on the Reports of Independent Registered Public Accounting Firm included in Items 8 and 9A and the KPMG LLP consent filed as Exhibit 23.1 and referenced in Item 15.  These conformed signatures were inadvertently omitted from the Annual Report on Form 10-K (the “Form 10-K”) that the Company filed with the Securities and Exchange Commission on March 12, 2012. The corrected Items 8, 9A and 15 of the Form 10-K follow. Aside from the electronically conformed signatures mentioned above, no other changes have been made to the information included in Item 8 or Item 9A.  Item 15 has also been amended to incorporate by reference other exhibits filed with the Form 10-K into this Form 10-K/A.

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

March 12, 2012

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

(3)                  Exhibits

Exhibit No	Description	Location
3.1	Articles of Incorporation of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010

3.2	Bylaws of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010

4.1	Stock Certificate of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010

10.1	*Fox Chase Bank 401(k) Profit-Sharing Plan and Trust	Incorporated herein by reference to Exhibit 10.3 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1/A (No. 333-134160) as filed on July 5, 2006

10.2	*Employment Agreement between Thomas M. Petro, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.2 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K as filed on March 12, 2012

10.3	*Employment Agreement between Jerry D. Holbrook, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.3 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K as filed on March 12, 2012

10.4	*Employment Agreement between Keiron G. Lynch, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.4 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K as filed on March 12, 2012

10.5	*Employment Agreement between Roger S. Deacon, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.5 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K as filed on March 12, 2012

10.6	*Employment Agreement between Michael S. Fitzgerald, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.6 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K as filed on March 12, 2012

10.7	*Fox Chase Bank Executive Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-134160) as filed on May 16, 2006

10.8	*Fox Chase Bank Employee Severance Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.10 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-134160) as filed on May 16, 2006

Exhibit No	Description	Location
10.9	*Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 1-132971) as filed on April 12, 2007

10.10	*Fox Chase Bancorp, Inc. Executive Incentive Compensation Plan	Incorporated herein by reference to Exhibit 10.10 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 0-54025) as filed on August 5, 2011.

10.11	*Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 0-54025) as filed on July 5, 2011

21.0	List of Subsidiaries	Incorporated herein by reference to Exhibit 21.0 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K as filed on March 12, 2012

23.1	Consent of KPMG LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed herewith

101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language):  (i)  the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

Furnished herewith

*      Management contract or compensatory plan or arrangement.

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

FOX CHASE BANCORP, INC.

Date: March 20, 2012	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer