Form 10-Q
period 2012-03-31
Fox Chase Bancorp Inc
filed 2012-05-07
CIK 1485176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer [ ]	Accelerated Filer [X]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 1, 2012, there were 12,698,643 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC.

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$47	$734
Interest-earning demand deposits in other banks	5,843	6,852
Total cash and cash equivalents	5,890	7,586
Investment securities available-for-sale	18,191	23,106
Mortgage related securities available-for-sale	248,911	225,664
Mortgage related securities held-to-maturity (fair value of $38,925 at March 31, 2012 and $41,758 at December 31, 2011)	38,100	41,074
Loans, net of allowance for loan losses of $11,298 at March 31, 2012 and $12,075 at December 31, 2011	645,619	670,572
Other real estate owned	6,473	2,423
Federal Home Loan Bank stock, at cost	7,670	8,074
Bank-owned life insurance	13,725	13,606
Premises and equipment, net	10,617	10,431
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,669	4,578
Mortgage servicing rights, net	287	316
Deferred tax asset, net	1,222	1,682
Other assets	6,038	5,131
Total Assets	$1,008,032	$1,015,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$667,080	$676,594
Short-term borrowings	11,900	8,500
Federal Home Loan Bank advances	87,122	88,278
Other borrowed funds	50,000	50,000
Advances from borrowers for taxes and insurance	1,690	1,736
Accrued interest payable	421	418
Accrued expenses and other liabilities	4,196	2,145
Total Liabilities	822,409	827,671
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 2012 and December 31, 2011)	-	-
Common stock ($.01 par value; 60,000,000 shares authorized, 12,753,943 shares issued and outstanding at March 31, 2012 and 13,037,310 shares issued and outstanding at December 31, 2011)	146	146
Additional paid-in capital	135,277	134,871
Treasury stock, at cost (1,819,100 shares at March 31, 2012 and 1,524,900 shares at December 31, 2011)	(23,587)	(19,822)
Common stock acquired by benefit plans	(11,309)	(11,541)
Retained earnings	78,664	77,971
Accumulated other comprehensive income, net	6,432	6,567
Total Stockholders’ Equity	185,623	188,192

Total Liabilities and Stockholders’ Equity	$1,008,032	$1,015,863

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2012	2011
INTEREST INCOME
Interest and fees on loans	$8,848	$8,832
Interest on mortgage related securities	1,979	2,561
Interest on investment securities available-for-sale
Taxable	93	140
Nontaxable	19	70
Other interest income	3	28
Total Interest Income	10,942	11,631
INTEREST EXPENSE
Deposits	1,771	2,428
Short-term borrowings	5	-
Federal Home Loan Bank advances	754	1,154
Other borrowed funds	432	427
Total Interest Expense	2,962	4,009
Net Interest Income	7,980	7,622
Provision for loan losses	1,275	975
Net Interest Income after Provision for Loan Losses	6,705	6,647
NONINTEREST INCOME
Service charges and other fee income	389	327
Net gain on sale of other real estate owned	29	-
Income on bank-owned life insurance	119	114
Other	157	26

Total Noninterest Income	694	467
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,339	3,167
Occupancy expense	459	497
Furniture and equipment expense	152	103
Data processing costs	446	420
Professional fees	469	351
Marketing expense	46	60
FDIC premiums	181	283
Provision for loss on other real estate owned	45	-
Other real estate owned expense	70	19
Other	433	398
Total Noninterest Expense	5,640	5,298
Income Before Income Taxes	1,759	1,816
Income tax provision	572	570
Net Income	$1,187	$1,246
Earnings per share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2012 and 2011

(In Thousands Except Per Share Data, Unaudited)

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2010	$145	$ 133,997	$-	$(9,283)	$74,307	$6,538	$ 205,704
Stock based compensation expense	-	233	-	-	-	-	233
Unallocated ESOP shares committed to employees	-	49	-	156	-	-	205
Issuance of stock for vested equity awards	-	(37)	-	47	(10)	-	-
Common stock issued for exercise of vested stock options	1	35	-	-	-	-	36
Dividends paid ($0.02 per share)	-	-	-	-	(290)	-	(290)
Net income	-	-	-	-	1,246	-	1,246
Other comprehensive income	-	-	-	-	-	(277)	(277)

BALANCE - MARCH 31, 2011	$146	$ 134,277	$-	$(9,080)	$75,253	$6,261	$ 206,857

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2011	$146	$ 134,871	$ (19,822)	$(11,541)	$77,971	$6,567	$ 188,192
Purchase of treasury stock, net	-	-	(3,765)	-	-	-	(3,765)
Stock based compensation expense	-	279	-	-	-	-	279
Unallocated ESOP shares committed to employees	-	50	-	156	-	-	206
Issuance of stock for vested equity awards	-	(69)	-	76	(7)	-	-
Common stock issued for exercise of vested stock options	-	117	-	-	-	-	117
Tax benefit from exercise of stock options and vesting of restricted stock	-	29	-	-	-	-	29
Dividends paid ($0.04 per share)	-	-	-	-	(487)	-	(487)
Net income	-	-	-	-	1,187	-	1,187
Other comprehensive income	-	-	-	-	-	(135)	(135)

BALANCE - MARCH 31, 2012	$146	$ 135,277	$ (23,587)	$(11,309)	$78,664	$6,432	$ 185,623

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,187	$1,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,275	975
Provision for loss on other real estate owned	45	-
Depreciation	220	160
Net amortization of securities premiums and discounts	716	928
Provision for deferred income taxes	524	147
Stock compensation from benefit plans	485	438
Net gain on sale of other real estate owned	(29)	-
Additions to other real estate owned	(10)	-
Income on bank-owned life insurance	(119)	(114)
Decrease in mortgage servicing rights, net	29	28
Decrease (increase) in accrued interest receivable and other assets	298	(1,022)
Increase in accrued interest payable, accrued expenses and other liabilities	2,084	2,430
Net Cash Provided by Operating Activities	6,705	5,216

Cash Flows from Investing Activities
Investment securities - available-for-sale:
Proceeds from maturities, calls and principal repayments	5,000	3,240
Mortgage related securities — available-for-sale:
Purchases	(42,442)	(22,980)
Proceeds from maturities, calls and principal repayments	17,848	22,037
Mortgage related securities — held-to-maturity:
Proceeds from maturities, calls and principal repayments	2,824	1,484
Net decrease in loans	22,914	14,172
Purchases of loans and loan participations	(3,515)	(2,975)
Net decrease in Federal Home Loan Bank stock	404	496
Purchases of premises and equipment	(406)	(37)
Proceeds from sales and payments on other real estate owned	423	148
Net Cash Provided by Investing Activities	3,050	15,585

Cash Flows from Financing Activities
Net decrease in deposits	(9,514)	(26,367)
Decrease in advances from borrowers for taxes and insurance	(46)	(334)
Principal payments on Federal Home Loan Bank advances	(1,156)	(1,116)
Short-term borrowings, net	3,400	-
Common stock issued for exercise of stock options	117	36
Purchase of treasury stock	(3,765)	-
Cash dividends paid	(487)	(290)
Net Cash Used in Financing Activities	(11,451)	(28,071)
Net Decrease in Cash and Cash Equivalents	(1,696)	(7,270)
Cash and Cash Equivalents – Beginning	7,586	38,314
Cash and Cash Equivalents – Ending	$5,890	$31,044
Supplemental Disclosure of Cash Flow Information
Interest paid	$2,959	$4,021
Income taxes paid	$40	$-
Transfers of loans to other real estate owned	$4,479	$867
Net charge-offs	$2,052	$706

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended
	March 31,
	2012	2011

Net income	$1,187	$1,246

Other comprehensive loss:
Unrealized holding losses arising during period, net of tax benefit of ($65) and ($140) for the three months ended March 31, 2012 and 2011, respectively	(135)	(277)

Other comprehensive loss	(135)	(277)

Comprehensive income	$1,052	$969

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

The Bancorp’s primary business is holding the common stock of the Bank and making two loans to the ESOP. The Bancorp is authorized to pursue other business activities permissible by laws and regulations for savings and loan holding companies.

The Bancorp and the Bank (collectively referred to as the “Company”) provide a wide variety of financial products and services to individuals and businesses through the Bank’s eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The operations of the Company are managed as a single business segment.  The Company competes with other financial institutions and other companies that provide financial services.  The Bank also owns approximately 45% of Philadelphia Mortgage Advisors (“PMA”), a mortgage banker located in Blue Bell, Pennsylvania and Ocean City, New Jersey.

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

The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc., Fox Chase Service Corporation, 104 S. Oakland Ave., LLC and Davisville Associates, LLC.  Fox Chase Financial Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania chartered company and its purposes are to facilitate the Bank’s investment in PMA and, for regulatory purposes, to hold commercial loans.  At March 31, 2012, Fox Chase Service Corporation held $20.0 million in commercial loans.  104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

During 2012 and 2011, the Bank engaged in certain business activities with PMA.  These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $69,000 and $37,000 for the three months ended March 31, 2012 and 2011, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $13,000  for both the three months ended March 31, 2012 and 2011.  In addition, the Bank acquired total loans from PMA of $3.5 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively, which includes the cost of the loans.   During September 2010, the Bank provided PMA a term loan in the amount of $1.2 million, which was secured by a residential property owned by PMA.  The loan was paid off during the second quarter of 2011.  The Bank recorded interest income on the term loan of $15,000 for the three months ended March 31, 2011.

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

The Company follows accounting principles and reporting practices that are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets, the evaluation of other-than-temporary impairment and valuation of investment securities.

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on March 20, 2012.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

Per Share Information

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Unallocated shares in the ESOP and shares purchased to fund the Bancorp’s Equity Incentive Plans are not included in either basic or diluted earnings per share.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (unaudited).

	Three Months Ended
	March 31,
	2012	2011

Net income	$1,187,000	$1,246,000

Weighted-average common shares outstanding (1)	12,878,960	14,547,565
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(676,010)	(741,742)
Shares purchased by trust	(394,318)	(169,813)
Weighted-average common shares used to calculate basic earnings per share	11,808,632	13,636,010
Dilutive effect of:
Restricted stock awards	33,698	30,147
Stock option awards	59,407	12,730
Weighted-average common shares used to calculate diluted earnings per share	11,901,737	13,678,887

Earnings per share-basic	$0.10	$0.09
Earnings per share-diluted	$0.10	$0.09

Outstanding common stock equivalents having no dilutive effect	786,280	799,664

(1) Excludes treasury stock for 2012. No treasury shares were held by the Company at March 31, 2011.

NOTE 2 – INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012 (Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$6,408	$95	$-	$-	$6,503
State and political subdivisions	1,865	7	-	-	1,872
Corporate securities	9,994	27	(205)	-	9,816
	18,267	129	(205)	-	18,191

Private label residential mortgage related security	159	24	-	(46)	137
Private label commercial mortgage related securities	7,325	80	(1)	-	7,404
Agency residential mortgage related securities	231,325	10,242	(197)	-	241,370
Total mortgage related securities	238,809	10,346	(198)	(46)	248,911
Total available-for-sale securities	$257,076	$10,475	$(403)	$(46)	$267,102

Held-to-Maturity Securities:

Agency residential mortgage related securities	$38,100	$825	$-	$-	$38,925
Total mortgage related securities	38,100	825	-	-	38,925
Total held-to-maturity securities	$38,100	$825	$-	$-	$38,925

	December 31, 2011

		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$6,424	$90	$-	$-	$6,514
State and political subdivisions	1,865	8	-	-	1,873
Corporate securities	15,007	16	(304)	-	14,719
	23,296	114	(304)	-	23,106

Private label residential mortgage related security	164	4	-	(46)	122
Private label commercial mortgage related securities	8,799	107	-	-	8,906
Agency residential mortgage related securities	206,285	10,357	(6)	-	216,636
Total mortgage related securities	215,248	10,468	(6)	(46)	225,664
Total available-for-sale securities	$238,544	$10,582	$(310)	$(46)	$248,770

Held-to-Maturity Securities:

Agency residential mortgage related securities	$41,074	$684	$-	$-	$41,758
Total mortgage related securities	41,074	684	-	-	41,758
Total held-to-maturity securities	$41,074	$684	$-	$-	$41,758

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011 (Dollars in thousands):

	March 31, 2012 (Unaudited)
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	-	-	-	-	-	-
Corporate securities	2,900	(16)	2,811	(189)	5,711	(205)
	2,900	(16)	2,811	(189)	5,711	(205)

Private label residential mortgage related security	-	-	137	(22)	137	(22)
Private label commercial mortgage related securities	1,454	(1)	-	-	1,454	(1)
Agency residential mortgage related securities	34,630	(197)	-	-	34,630	(197)
Total mortgage related securities	36,084	(198)	137	(22)	36,221	(220)
Total available-for-sale securities	$38,984	$(214)	$2,948	$(211)	$41,932	$(425)

Held-to-Maturity Securities:
Agency residential mortgage related securities	-	-	-	-	-	-
Total mortgage related securities	-	-	-	-	-	-
Total held-to-maturity securities	$-	$-	$-	$-	$-	$-
Total Temporarily Impaired Securities	$38,984	$(214)	$2,948	$(211)	$41,932	$(425)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	-	-	-	-	-	-
Corporate securities	4,799	(182)	2,878	(122)	7,677	(304)
	4,799	(182)	2,878	(122)	7,677	(304)

Private label residential mortgage related security	-	-	122	(42)	122	(42)
Private label commercial mortgage related securities	-	-	-	-	-	-
Agency residential mortgage related securities	1,538	(6)	-	-	1,538	(6)
Total mortgage related securities	1,538	(6)	122	(42)	1,660	(48)
Total available-for-sale securities	$6,337	$(188)	$3,000	$(164)	$9,337	$(352)

Held-to-Maturity Securities:
Agency residential mortgage related securities	-	-	-	-	-	-
Total mortgage related securities	-	-	-	-	-	-
Total held-to-maturity securities	$-	$-	$-	$-	$-	$-
Total Temporarily Impaired Securities	$6,337	$(188)	$3,000	$(164)	$9,337	$(352)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

At March 31, 2012, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $159,000, a fair value of $137,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $22,000. At December 31, 2011, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $164,000, a fair value of $122,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $42,000.

At March 31, 2012, the Company held three private label CMBS with an amortized cost of $7.3 million. These securities had a net unrealized gain of $79,000 at March 31, 2012.  One of the private label residential securities, with an amortized cost of $1.5 million, had an unrealized loss of $1,000 at March 31, 2012.  As of December 31, 2011, the Company held three private label CMBS with an amortized cost of $8.8 million. These securities had a net unrealized gain of $107,000 at December 31, 2011 and all individual securities were held at an unrealized gain.

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

Securities that have been impaired greater than twelve months as of March 31, 2012 are the private label residential mortgage related security, which was discussed above, and one corporate security with a fair value of $2.8 million with a rating of “Baa1”, with an unrealized loss of $189,000.

Of the 16 securities with a temporary impairment at March 31, 2012, 12 have a rating of “AAA”.  The securities with a rating of less than AAA are: (1) one private label residential mortgage related security, which was discussed above, with a total fair value of $137,000 and a rating of “CC”; (2) two corporate securities with a fair value of $3.8 million and a rating of “Baa1” and (3) one corporate security with a fair value of $1.9 million and a rating of “A2”.

There were no realized gains or losses during the three months ended March 31, 2012 and 2011.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2012 and December 31, 2011 by contractual maturity are as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

March 31, 2012 (Unaudited)
Due in one year or less	$3,013	$3,020	$-	$-
Due after one year through five years	14,052	13,965	-	-
Due after five years through ten years	763	766	-	-
Due after ten years	439	440	-	-
Total mortgage related securities	238,809	248,911	38,100	38,925
	$257,076	$267,102	$38,100	$38,925

December 31, 2011
Due in one year or less	$8,022	$8,013	$-	$-
Due after one year through five years	14,072	13,886	-	-
Due after five years through ten years	763	766	-	-
Due after ten years	439	441	-	-
Total mortgage related securities	215,248	225,664	41,074	41,758
	$238,544	$248,770	$41,074	$41,758

Securities with a carrying value of $9.9 million and $8.1 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $60.3 million and $63.2 million at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral for $50.0 million in borrowed funds.   See Note 6.

NOTE 3 - LOANS

The composition of net loans at March 31, 2012, and December 31, 2011 is provided below (in thousands).

	March 31,	December 31,
	2012	2011
	(Unaudited)
Real estate loans:
One- to-four family	$185,084	$198,669
Multi-family and commercial	307,980	313,060
Construction	11,176	18,243
	504,240	529,972

Consumer loans	44,665	44,667
Commercial and industrial loans	107,738	107,781

Total loans	656,643	682,420

Deferred loan origination cost, net	274	227
Allowance for loan losses	(11,298)	(12,075)
Net loans	$645,619	$670,572

  The following table presents changes in the allowance for loan losses (in thousands):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2012	2011	2011
	(Unaudited)
Balance, beginning	$12,075	$12,443	$12,443
Provision for loan losses	1,275	975	5,734
Loans charged off	(2,054)	(875)	(6,331)
Recoveries	2	169	229
Balance, ending	$11,298	$12,712	$12,075

The following tables present changes in the allowance for loan losses by loan segment for the three months ended March 31, 2012 and the year ended December 31, 2011:

	For the Period Ended March 31, 2012 (Unaudited)
	One- to Four- Family	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$1,760	$6,112	$869	$455	$2,657	$222	$12,075
Provision for loan losses	179	687	70	251	(129)	217	1,275
Loans charged off	(1,354)	(360)	(340)	-	-	-	(2,054)
Recoveries	-	2	-	-	-	-	2
Balance, ending	$585	$6,441	$599	$706	$2,528	$439	$11,298

NOTE 3 - LOANS (CONTINUED)

	For the Year Ended December 31, 2011
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total
	(In thousands)
Balance, beginning	$1,990	$4,624	$3,260	$665	$1,707	$197	$12,443
Provision for loan losses	324	2,608	1,010	221	1,546	25	5,734
Loans charged off	(567)	(1,290)	(3,445)	(433)	(596)	-	(6,331)
Recoveries	13	170	44	2	-	-	229
Balance, ending	$1,760	$6,112	$869	$455	$2,657	$222	$12,075

The following tables set forth the breakdown of impaired loans by loan segment as of March 31, 2012 and December 31, 2011.

March 31, 2012 (Unaudited)

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonaccrual	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)
Real estate loans:
One- to four-family	$1,903	$557	$-	$2,460	$2,398	$62
Multi-family and commercial	2,973	6,936	-	9,909	8,418	1,491
Construction	6,794	-	-	6,794	5,616	1,178
Consumer loans	8,310	63	-	8,373	8,373	-
Commercial and industrial	-	-	-	-	-	-
Total	$19,980	$7,556	$-	$27,536	$24,805	$2,731

For the three months ended March 31, 2012 and 2011 the average recorded investment in the impaired loans was $27.0 million and $38.8 million. The interest income recognized on these impaired loans was $85,000 and $154,000 for the three months ended March 31, 2012 and 2011.

NOTE 3 - LOANS (CONTINUED)

 December 31, 2011

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonaccrual	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)
Real estate loans:
One- to four-family	$6,885	$307	$-	$7,192	$7,192	$-
Multi-family and commercial	3,814	6,836	-	10,650	9,570	1,080
Construction	6,372	-	-	6,372	6,372	-
Consumer loans	7	64	6,229	6,300	6,300	-
Commercial and industrial	-	-	-	-	-	-
Total	$17,078	$7,207	$6,229	$30,514	$29,434	$1,080

At March 31, 2012, three troubled debt restructurings (“TDRs”) totaling $5.7 million are excluded from the accruing TDR column as they are included in the nonaccrual loans and total impaired loans.

At December 31, 2011, two TDRs totaling $5.2 million are excluded from the accruing TDR column as they are included in nonaccrual loans and total impaired loans.

The following table sets forth a summary of the TDR activity for the three months ended March 31, 2012:

As of and for the Three Months Ended March 31, 2012
	Restructured Current Quarter			TDRs that Defaulted in Current Quarter that were Restructured in the Prior Twelve Months
		Pre-	Post-		Post-
		Modification	Modification		Modification
		Outstanding	Outstanding		Outstanding
	Number	Recorded	Recorded	Number	Recorded
	of Loans	Investment	Investment	of Loans	Investment
(Dollars in Thousands, Unaudited)
Real estate loans:
One- to four-family	2	$293	$293	-	$-
Multi-family and commercial	1	519	519	-	-
Construction	-	-	-
Consumer loans	-	-		-	-
Commercial and industrial	-	-		-	-
Total	3	$812	$812	-	$-

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. TDRs are included in impaired loans. TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extension, and/or principal forgiveness.

NOTE 3 - LOANS (CONTINUED)

At March 31, 2012, the Bank had eleven TDRs totaling $13.2 million. Of this amount, $5.6 million relates to two construction loans which are classified as nonperforming assets.  The Bank has commitments of $3.0 million to lend additional funds related to these construction loans.  The remaining $7.6 million is comprised of $6.9 million related to three multi-family and commercial real estate loans, $601,000 related to four residential loans and $64,000 related to two consumer loans secured by second or third mortgages. Accruing TDRs, totaling $7.6 million, are on accrual status as the borrowers have a demonstrated history of making payment as contractually due, are current as of March 31, 2012 and have provided evidence which supports the borrower’s ability to make payments.

Of the loans classified as TDRs at March 31, 2012, the two construction loans, totaling $5.6 million, and two of the multi-family and commercial real estate loans, totaling $6.4 million, were classified as TDRs at December 31, 2011.  These loans were classified as TDRs because they matured and the Bank extended the loans with uncertainty as to whether the borrowers could obtain similar financing from another financial institution at the time of the extension, thus representing the granting of a financial concession.  As of March 31, 2012, two of the loans, totaling $6.4 million, are performing in accordance with the modified terms and two of the loans, totaling $5.6 million, are nonperforming as of March 31, 2012.

The other multi-family and commercial real estate loan classified as a TDR at March 31, 2012, totaling $519,000, was first classified as a TDR during the three months ended March 31, 2012.  The loan was classified as a TDR as the Bank agreed to restructure the terms of the loan, which included reducing payments to interest only for a period of seven months.  This loan was performing at the time of modification and is performing in accordance with its restructured terms as of March 31, 2012.  This loan is secured by partially owner occupied commercial property located in Montgomery County, Pennsylvania.

Of the residential loans classified as TDRs at March 31, 2012, two residential loans, totaling $307,000, were classified as TDRs at December 31, 2011.  The two other residential loans classified as TDRs at March 31, 2012, totaling $293,000, were first classified as TDRs during the three months ended March 31, 2012 as the Bank agreed to modified terms with the borrowers, which included delayed repayment of principal and interest.  As of March 31, 2012 one of these loans was not performing in accordance with the modified terms and is nonperforming as of March 31, 2012.

The two consumer loans classified as TDRs at March 31, 2012, totaling $64,000, were classified as TDRs at December 31, 2011.

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of March 31, 2012 and December 31, 2011.

March 31, 2012 (Unaudited)	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonaccrual	Accruing	Impaired	Impaired
	Loans	TDRs	Loans	Loans	General	Total
	(in thousands)
Real estate loans:
One- to four-family	$234	$6	$-	$240	$345	$585
Multi-family and commercial	149	969	-	1,118	5,323	6,441
Construction	494	-	-	494	105	599
Consumer loans	422	6	-	428	278	706
Commercial and industrial	-	-	-	-	2,528	2,528
Unallocated	-	-	-	-	439	439
Total allowance for loan losses	$1,299	$981	$-	$2,280	$9,018	$11,298

NOTE 3 - LOANS (CONTINUED)

	Allowance for Loan Losses
	Impaired Loans

December 31, 2011			Other	Total
	Nonaccrual	Accruing	Impaired	Impaired
	Loans	TDR’s	Loans	Loans	General	Total
	(in thousands)

Real estate loans:
One- to four-family	$1,394	$3	$-	$1,397	$363	$1,760
Multi-family and commercial	466	975	-	1,441	4,671	6,112
Construction	565	-	-	565	304	869
Consumer loans	7	7	156	170	285	455
Commercial and industrial	-	-	-	-	2,657	2,657
Unallocated	-	-	-	-	222	222
Total allowance for loan losses	$2,432	$985	$156	$3,573	$8,502	$12,075

Loans on which the accrual of interest has been discontinued amounted to $20.0 million at March 31, 2012 and $17.1 million at December 31, 2011. If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $374,000 and $1.1 million for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. There was $0 and $3.9 million of loans past due 90 days or more and still accruing interest at March 31, 2012 and December 31, 2011, respectively. There were $13.2 million and $12.4 million of loans classified as troubled debt restructurings as of March 31, 2012 and December 31, 2011 respectively.

The following table sets forth past due loans by segment as of March 31, 2012 and December 31, 2011.

	At March 31,		At December 31,
	2012		2011
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
One- to four-family real estate	$42	$501	$370	$252
Multi-family and commercial real estate	-	-	-	-
Construction real estate	-	-	-	-
Consumer	134	27	1,097	169
Commercial and industrial	-	-	-	-
Total
	$176	$528	$1,467	$421

The Bank uses six primary classifications for loans: pass, pass watch, special mention, substandard, doubtful and loss, of which three classifications are for problem loans: substandard, doubtful and loss. “Substandard loans” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful loans” have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified “loss” is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. The Company also maintains a “special mention” category, described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. If we classify a loan as loss, we allocate an amount equal to 100% of the portion of the loan classified loss.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth risk classifications of loans by segment as of March 31, 2012 and December 31, 2011.

	At March 31, 2012
	One- to Four-Family Loans	Multi-family and Commercial Real Estate	Construction Loans	Consumer Loans	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$183,181	$273,075	$4,382	$36,355	$102,613	$599,606
Special mention loans	-	11,426	-	-	846	12,272
Substandard loans	1,903	23,479	6,794	8,310	4,279	44,765
Doubtful loans	-	-	-	-	-	-

Total loans	$185,084	$307,980	$11,176	$44,665	$107,738	$656,643

	At December 31, 2011
	One- to Four-Family Loans	Multi-family and Commercial Real Estate	Construction Loans	Consumer Loans	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$191,784	$285,515	$11,871	$38,431	$102,101	$629,702
Special mention loans	-	13,226	-	6,229	1,407	20,862
Substandard loans	6,885	14,319	6,372	7	4,273	31,856
Doubtful loans	-	-	-	-	-	-

Total loans	$198,669	$313,060	$18,243	$44,667	$107,781	$682,420

On November 3, 2006, the Company entered an interest rate swap with a current notional amount of $1.0 million, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%. The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and will pay fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $199,000 and $214,000 at March 31, 2012 and December 31, 2011, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging”.  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments”.

On October 12, 2011, the Company entered an interest rate swap with a current notional amount of $1.6 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%. The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and will pay fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $39,000 and $65,000 at March 31, 2012 and December 31, 2011, respectively, with ineffectiveness of $6,000 for the quarter ended March 31, 2012.  The difference between changes in the fair values of interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the statement of operations.

NOTE 4 – MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $45.6 million and $61.0 million at March 31, 2012 and 2011, respectively, and $50.0 million at December 31, 2011.

The following summarizes mortgage servicing rights for the three months ended March 31, 2012 and 2011 (in thousands) (unaudited):

			Net
	Servicing	Valuation	Carrying
	Rights	Allowance	Value
Balance at December 31, 2011	$455	$(139)	$316
Reductions	-	11	11
Amortization	(40)	-	(40)
Balance at March 31, 2012	$415	$(128)	$287

Balance at December 31, 2010	$579	$(131)	$448
Reductions	-	14	14
Amortization	(42)	-	(42)
Balance at March 31, 2011	$537	$(117)	$420

At March 31, 2012, December 31, 2011 and March 31, 2011, the fair value of the mortgage servicing rights was $292,000, $322,000 and $433,000, respectively. The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at March 31, 2012 and December 31, 2011 consist of the following (dollars in thousands):

	March 31, 2012		December 31, 2011

	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)

Noninterest-bearing demand accounts	-%	$97,859	-%	$84,374
NOW accounts	0.39	52,556	0.39	45,948
Money market accounts	0.38	115,819	0.38	127,667
Savings and club accounts	0.32	92,796	0.29	80,740
Brokered deposits	0.53	10,167	0.53	10,162
Certificates of deposit	1.94	297,883	2.03	327,703

	1.02%	$667,080	1.12%	$676,594

NOTE 6 – BORROWINGS

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of March 31, 2012, the Bank had $129.5 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Interest Rate	Call Date	Rate if Called
	(in thousands)

July 2013	9,091	4.10%
December 2013	5,000	2.80%	June 2012	LIBOR + 1.04%
January 2015	13,031	3.49%
December 2015	5,000	3.06%	June 2012	LIBOR + 1.12%
November 2017	15,000	3.62%	May 2012	LIBOR + 0.10%
November 2017	15,000	3.87%	May 2012	LIBOR + 0.10%
December 2017	20,000	2.83%	June 2012	LIBOR + 0.11%
December 2018	5,000	3.15%	December 2012	LIBOR + 1.14%

	$87,122	3.41%

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

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $386.7 million at March 31, 2012. Additionally, as of March 31, 2012, the Bank has a maximum borrowing capacity of $50.1 million with the Federal Reserve Bank of Philadelphia through the Discount Window.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to at least 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  During the quarters ended March 31, 2012 and December 31, 2011, the FHLB of Pittsburgh redeemed from members the lesser of the amount of the member’s excess capital stock or 5% of the member’s total capital stock.  The FHLB also indicated that it may increase its individual member stock investment requirements.  As of March 31, 2012, the Company’s minimum stock obligation was $6.1 million and a maximum stock obligation was $11.3 million.  The FHLB of Pittsburgh ceased paying a dividend on its common stock from 2009 to 2011.  Beginning in the first quarter of 2012, the FHLB of Pittsburgh reinstated its dividend at an annual rate of 0.10% of the Bank’s average stock held during the quarter ended December 31, 2011.

Other Borrowed Funds – Long Term

Other borrowed funds obtained from large commercial banks totaled $50.0 million at March 31, 2012.  These borrowings contractually mature with dates ranging from November 2014 through November 2018 and may be called by the lender based on the underlying agreements.  Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities below may differ from actual maturities.

NOTE 6 – BORROWINGS (CONTINUED)

Maturity		Interest
Date	Amount	Rate	Call Date
	(in thousands)

November 2014	$20,000	3.60%	May 2012
September 2018	10,000	3.40%	September 2012
September 2018	5,000	3.20%	September 2012
October 2018	5,000	3.15%	October 2012
October 2018	5,000	3.27%	N/A
November 2018	5,000	3.37%	November 2013
	$50,000	3.42%

Mortgage backed securities with a fair value of $60.3 million at March 31, 2012 were pledged as collateral for these other borrowed funds.

Other Borrowed Funds – Short Term

As of March 31, 2012 and December 31, 2011, the Company had $11.9 million and $8.5 million, respectively, of short-term borrowings.  The short-term borrowings at March 31, 2012 and December 31, 2011 had a rate of 0.18% and 0.25%, respectively.  The short-term borrowings, which represent overnight borrowings, were obtained from a large commercial bank and a participant in the Federal Funds market.

NOTE 7 – STOCK BASED COMPENSATION

During the three months ended March 31, 2012, the Company recorded $279,000 of stock based compensation expense, comprised of stock option expense of $108,000 and restricted stock expense of $171,000.

The following is a summary of the Bancorp’s stock option activity and related information for the three months ended March 31, 2012:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2011	788,142	$11.23	6.6 years	$1,111,000
Granted	-	-
Exercised	(10,833)	10.82
Forfeited / Cancelled	(10,669)	10.66
Outstanding at March 31, 2012	766,640	$11.24	6.4 years	$1,346,000
Exercisable at March 31, 2012	483,099	$11.17	5.7 years	$886,000

NOTE 7 – STOCK BASED COMPENSATION

The following is a summary of the Company’s unvested options as of March 31, 2012 and changes therein during the three months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2011	322,530	$3.15
Granted	-	-
Vested	(28,320)	2.73
Forfeited / Cancelled	(10,669)	3.04
Unvested at March 31, 2012	283,541	$3.19

Expected future expense relating to the 283,541 non-vested options outstanding as of March 31, 2012 is $669,000 over a weighted average period of 3.1 years.

During the three months ended March 31, 2012, the Company did not grant any stock options.

The following is a summary of the status of the Company’s restricted stock as of March 31, 2012 and changes therein during the three months then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value

Unvested at December 31, 2011	119,990	$11.54
Granted	-	-
Vested	(6,220)	11.09
Forfeited / Cancelled	(1,025)	10.08
Unvested at March 31, 2012	112,745	$11.57

Expected future compensation expense relating to the 112,745 restricted shares at March 31, 2012 is $928,000 over a weighted average period of 3.2 years.

NOTE 8 – FAIR VALUE

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of the respective quarter ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each quarter end.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate their fair values.

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

NOTE 8 – FAIR VALUE (CONTINUED)

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

NOTE 8 – FAIR VALUE (CONTINUED)

The estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 were as follows (in thousands):

		March 31, 2012		December 31, 2011
		(Unaudited)		(Audited)
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$5,890	$5,890	$7,586	$7,586
Available for sale securities:
Investment securities available-for-sale	Level 2	18,191	18,191	23,106	23,106
Private label residential mortgage related security	Level 3	137	137	122	122
Private label commercial mortgage related securities	Level 3	7,404	7,404	8,906	8,906
Agency residential mortgage related securities	Level 2	241,370	241,370	216,636	216,636
Held to maturity securities:
Agency mortgage related securities	Level 2	38,100	38,925	41,074	41,758
Loans receivable, net	Level 3	645,619	648,892	670,572	672,847
Federal Home Loan Bank stock	Level 3	7,670	7,670	8,074	8,074
Accrued interest receivable	Level 3	3,669	3,669	4,578	4,578
Mortgage servicing rights	Level 2	287	292	316	322

Financial liabilities:
Savings and club accounts	Level 2	92,796	92,796	80,740	80,740
Demand, NOW and money market deposits	Level 2	266,234	266,234	257,989	257,989
Brokered deposits	Level 2	10,167	10,207	10,162	10,129
Certificates of deposit	Level 2	297,883	300,595	327,703	330,941
Short-term borrowings	Level 2	11,900	11,900	8,500	8,500
Federal Home Loan Bank advances	Level 2	87,122	94,314	88,278	95,878
Other borrowed funds	Level 2	50,000	54,789	50,000	55,103
Accrued interest payable	Level 2	421	421	418	418
Swap contracts	Level 2	238	238	279	279

Off-balance sheet instruments	Level 3	-	1,413	-	1,443

NOTE 8 – FAIR VALUE (CONTINUED)

The Company classified three types of financial instruments as Level 3 as of March 31, 2012. The first instrument is one private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because they are not actively traded in securities markets. The second type of instrument includes three private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively traded in securities markets. See Note 2 for valuation considerations of these investments.  The third instrument includes two loans since lending credit risk is not an observable input for these commercial loans (see Note 3). The net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, in the private label CMO was $22,000 and $42,000 at March 31, 2012 and December 31, 2011, respectively. The net unrealized gain in the private label CMBS portfolio was $79,000 and $107,000 at March 31, 2012 and December 31, 2011, respectively. The unrealized gain on the two loans was $233,000 at March 31, 2012 compared to $268,000 at December 31, 2011.

The following measures were made on a recurring basis as of March 31, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$6,503	$-	$6,503	$-
State and political subdivisions	1,872	-	1,872	-
Corporate securities	9,816	-	9,816	-
Private label residential mortgage related security	137	-	-	137
Private label commercial mortgage related securities	7,404	-	-	7,404
Agency residential mortgage related securities	241,370	-	241,370	-
Loans (1)	2,822	-	-	2,822
Swap contracts (1)	(238)	-	(238)	-
Total	$269,686	$-	$259,323	$10,363

(1)                   Such financial instruments are recorded at fair value as further described in Note 3.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$6,514	$-	$6,514	$-
State and political subdivisions	1,873	-	1,873	-
Corporate securities	14,719	-	14,719	-
Private label residential mortgage related security	122	-	-	122
Private label commercial mortgage related securities	8,906	-	-	8,906
Agency residential mortgage related securities	216,636	-	216,636	-
Loans (1)	2,877	-	-	2,877
Swap contracts (1)	(279)	-	(279)	-
Total	$251,368	$-	$239,463	$11,905

_____________________________

(1)                   Such financial instruments are recorded at fair value as further described in Note 3.

NOTE 8 – FAIR VALUE (CONTINUED)

The following measures were made on a non-recurring basis as of March 31, 2012 and December 31, 2011:

The loans were partially charged off at March 31, 2012 and December 31, 2011.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

For other real estate owned, we used Level 3 inputs, which consist of appraisals. Other real estate owned is recorded on our balance sheet at fair value, net of costs to sell, when we obtain control of the property.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2012	(In Thousands)
Loans	$4,423	$-	$-	$4,423
Mortgage servicing rights	253	-	253	-
Other real estate owned	6,473	-	-	6,473
Total	$11,149	$-	$253	$10,896

As of December 31, 2011	(In Thousands)
Loans	$2,490	$-	$-	$2,490
Mortgage servicing rights	282	-	282	-
Other real estate owned	2,423	-	-	2,423
Total	$5,195	$-	$282	$4,913

NOTE 8 – FAIR VALUE (CONTINUED)

The following tables include a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3) for the periods of December 31, 2010 to March  31, 2011 and December 31, 2011 to March 31, 2012.

Three Months Ended March 31, 2012

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loans	Total
	(In thousands)

Beginning balance, December 31, 2011	$122	$8,906	$2,877	$11,905
Payments received	(5)	(1,478)	(11)	(1,494)
Discount accretion, net	-	4	-	4
Increase/(decrease) in value	20	(28)	(44)	(52)
Reclassification to Level 3	-	-	-	-

Ending balance, March 31, 2012	$137	$7,404	$2,822	$10,363

Three Months Ended March 31, 2011

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loan	Total
	(In thousands)

Beginning balance, December 31, 2010	$166	$11,767	$1,241	$13,174
Payments received	(5)	(1,045)	(16)	(1,066)
Increase/(decrease) in value	16	(153)	(17)	(154)
Reclassification to Level 3	-	-	-	-

Ending balance, March 31, 2011	$177	$10,569	$1,208	$11,954

There were no purchases, sales, issuances or settlements in any Level 3 asset during the three months ended March 31, 2012 or the year ended December 31, 2011.  Additionally, there were no transfers made between levels during the three months ended March 31, 2012 or the year ended December 31, 2011.

NOTE 9 – ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) No. 2011-03 - Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This update is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU No. 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU No. 2011-03 was effective for the Company on January 1, 2012 and did not have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update (ASU) No. 2011-04 - Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments were issued to achieve convergence between U.S. GAAP and IFRS. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 was effective for the Company on January 1, 2012 and was to be applied prospectively. Adoption of this update did not have a material impact on the Company’s financial position or results of operations but did result in additional disclosures within the fair value footnote.

Accounting Standards Update (ASU) No. 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The provisions of ASU No. 2011-05 are intended to improve the comparability, consistency and transparency of financial reporting and to increase prominence of the items reported in other comprehensive income.  The guidance requires entities to report the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This update was effective for the Company on January 1, 2012, and is to be applied retrospectively. Adoption of this update resulted in the addition of the Consolidated Statements of Comprehensive Income and the removal of the Comprehensive Income footnote.

Accounting Standards Update (ASU) No. 2011-11 - Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The provisions of ASU No. 2011-11 are intended to enhance current disclosure requirements on offsetting financial assets and liabilities.  The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (IFRS), which are subject to different offsetting models. The disclosures will be limited to financial instruments (and derivatives) subject to enforceable master netting arrangements or similar agreements and will be effective for the Company on January 1, 2013 and is to be applied retrospectively.  The Company has evaluated the guidance included in this update and has determined that it is not expected to have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update (ASU) No. 2011-12 - Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration.  Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The Company does not expect the guidance will have a material impact on its financial statements but will result in a revised presentation of reclassifications of items out of accumulated other comprehensive income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2012, and its other Securities and Exchange Commission reports.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets decreased $7.8 million, or 0.8%, to $1.01 billion at March 31, 2012, compared to $1.02 billion at December 31, 2011. Cash and cash equivalents decreased $1.7 million from December 31, 2011 to March 31, 2012, as excess cash was utilized to fund deposit outflows and investment purchases. Loans decreased $25.0 million from December 31, 2011 to March 31, 2012, primarily due to decreases in one-to four-family loans, commercial constructions loans and multi-family and commercial real estate loans. One- to four-family real estate loans decreased $13.6 million due to normal payments and loan payoffs exceeding new originations for the quarter and a $4.9 million transfer to other real estate owned for one property which was acquired through foreclosure. Commercial construction loans decreased $7.1 million, primarily due to the payment in full of two loans totaling $9.8 million offset by advances on loans of $2.7 million. Commercial real estate loans decreased $5.1 million, primarily due to normal payments and loan payoffs exceeding current quarter production. Mortgage related securities available-for-sale increased $23.2 million, as new purchases exceeded cash repayments during the three months ended March 31, 2012. Investment securities available-for-sale and mortgage related securities held-to-maturity decreased $4.9 million and $3.0 million, respectively, primarily due to calls and principal payments.

Deposits decreased $9.5 million, or 1.4%, from $676.6 million at December 31, 2011 to $667.1 million at March 31, 2012. Certificates of deposit decreased $29.8 million, or 9.1%, and money market accounts decreased $11.8 million, or 9.3%, from December 31, 2011 to March 31, 2012. These decreases were offset by increases in noninterest-bearing demand accounts of $13.5 million, or 16.0%, savings and club accounts of $12.1 million, or 14.9%, and NOW accounts of $6.6 million, or 14.4%, from December 31, 2011 to March 31, 2012. The increases in savings and club accounts relate to a promotion offered on the Bank’s Advantage Savings product.  The decrease in certificates of deposit relates primarily to customer redemptions associated with certificates of deposit obtained during pricing promotions offered in the third and fourth quarters of 2010.  During the quarter ended March 31, 2012, the Bank had $84.1 million of certificates of deposit mature at a weighted rate of 1.36%.  The decrease in money market deposits was primarily due to the Company not offering pricing promotions and instead maintaining its money market rates at the midpoint of the market. The increase in noninterest-bearing demand accounts was primarily due to deposits obtained from commercial borrowing relationships.  Short-term borrowings increased $3.4 million, or 40%, from December 31, 2011 to March 31, 2012, due to increased utilization of the Company’s overnight borrowing facilities.  Federal Home Loan Bank advances decreased $1.2 million, or 1.3%, from $88.3 million at December 31, 2011 to $87.1 million at March 31, 2012 due to principal amortization on two advances.

Stockholders’ equity decreased $2.6 million to $185.6 million at March 31, 2012 compared to $188.2 million at December 31, 2011 primarily due treasury stock purchases of $3.8 million and dividends paid of $487,000 offset by net income of $1.2 million for the three months ended March 31, 2012 and stock-based compensation of $485,000.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. Net income decreased $59,000, or 4.7%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease in net income was due to increases in noninterest expenses of $342,000 and the loan loss provision of $300,000 offset by increases in net interest income of $358,000 and noninterest income of $227,000.

Net Interest Income. Net interest income increased $358,000, or 4.7%, to $8.0 million for the three months ended March 31, 2012 compared to $7.6 million for the same period in 2011, due to a decrease in total interest expense of $1.0 million offset by a $689,000 decrease in total interest income. The decrease in total interest expense was primarily due to a decrease in average total interest-bearing liabilities of $70.3 million and a decrease in the average cost of interest-bearing liabilities from 2.03% to 1.63%.  The decrease in the average balance was primarily due to a $86.7 million decrease in the average balances of NOW, money market accounts and certificates of deposit.  The decrease in the average cost of interest-bearing liabilities was primarily due to a reduction in overall interest rates during 2011. The cost of interest-bearing deposits decreased from 1.58% for the quarter ended March 31, 2011 to 1.23% for the quarter ended March 31, 2012, due to maturities of higher rate certificates of deposit and reduced rates on other deposit products. The cost of borrowings decreased from 3.67% for the quarter ended March 31, 2011 to 3.18% for the quarter ended March 31, 2012 primarily due to the maturity of $30 million of FHLB advances which had a rate of 4.88% during the third quarter of 2011. The average balance of noninterest bearing deposits increased $6.6 million, or 7.6%, to $93.8 million for the three months ended March 31, 2012 compared to $87.1 million for the same period in 2011, primarily due to deposits obtained from the Bank’s commercial borrowing relationships.  The decrease in total interest income was primarily due to a decrease of $84.8 million in average interest-earning assets, primarily from a reduction in mortgage related securities and interest-earning demand deposits partially offset by an increase in commercial loans receivable.  Offsetting the decrease in average interest-earning assets was an increase in yield on interest-earning assets from 4.36% to 4.49% which was caused by a mix shift to higher yielding asset classes.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2012 and 2011. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended March 31,
	2012			2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$8,690	$3	0.13%	$48,677	$28	0.23%
Mortgage-related securities
Available-for-sale	234,516	1,815	3.10%	279,809	2,327	3.33%
Held-to-maturity	39,837	164	1.64%	51,099	234	1.83%
Total mortgage-related securities	274,353	1,979	2.88%	330,908	2,561	3.10%
Taxable securities	25,937	93	1.45%	33,843	140	1.66%
Nontaxable securities	1,873	19	4.02%	6,925	70	4.07%
Loans (1):
Residential loans	192,071	2,391	4.98%	235,680	2,971	5.04%
Commercial loans	434,951	5,925	5.44%	357,122	5,055	5.66%
Consumer loans	43,787	532	4.36%	53,786	806	6.00%
Total Loans	670,809	8,848	5.24%	646,588	8,832	5.46%
Allowance for loan losses	(12,295)			(12,791)
Net loans	658,514	8,848		633,797	8,832
Total interest-earning assets	969,367	10,942	4.49%	1,054,150	11,631	4.36%
Noninterest-earning assets	42,858			41,533
Total assets	$1,012,225			$1,095,683
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$166,138	159	0.38%	$181,569	194	0.43%
Savings accounts	86,017	63	0.29%	55,421	7	0.05%
Brokered deposits	10,163	19	0.73%	-	-	-
Certificates of deposit	315,310	1,530	1.95%	386,569	2,227	2.34%
Total interest-bearing deposits	577,628	1,771	1.23%	623,559	2,428	1.58%

Short-term borrowings	10,169	5	0.19%	-	-	-
FHLB advances	87,848	754	3.40%	122,380	1,154	3.77%
Other borrowed funds	50,000	432	3.42%	50,000	427	3.42%
Total borrowings	148,017	1,191	3.18%	172,380	1,581	3.67%
Total interest-bearing liabilities	725,645	2,962	1.63%	795,939	4,009	2.03%
Noninterest-bearing deposits	93,770			87,138
Other noninterest-bearing liabilities	5,489			5,926
Total liabilities	824,904			889,003
Stockholders’ equity	180,715			200,196
Accumulated comprehensive income	6,606			6,484
Total stockholder’s equity	187,321			206,680
Total liabilities and stockholders’ equity	$1,012,225			$1,095,683
Net interest income		$7,980			$7,622
Interest rate spread			2.86%			2.33%
Net interest margin			3.23%			2.84%
Average interest-earning assets to average interest-bearing liabilities			133.59%			132.44%

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

	Three Months Ended
	March 31, 2012
	Compared to
	Three Months Ended
	March 31, 2011
	Increase (Decrease)
	Due to
	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$(2)	$(23)	$(25)
Mortgage-related securities
Available-for-sale	(135)	(377)	(512)
Held-to-maturity	(19)	(51)	(70)
Total mortgage-related securities	(154)	(428)	(582)
Taxable securities	(14)	(33)	(47)
Nontaxable securities	-	(51)	(51)
Loans:
Residential loans	(30)	(550)	(580)
Commercial loans	(178)	1,048	870
Consumer loans	(125)	(149)	(274)
Total loans	(333)	349	16
Total interest-earning assets	(503)	(186)	(689)

Interest Expense:
NOW and money market deposits	(19)	(16)	(35)
Savings accounts	52	4	56
Brokered deposits	-	19	19
Certificates of deposit	(267)	(430)	(697)
Total interest-bearing deposits	(234)	(423)	(657)

Short-term borrowings	-	5	5
FHLB advances	(74)	(326)	(400)
Other borrowed funds	5	-	5
Total borrowings	(69)	(321)	(390)
Total interest-bearing liabilities	(303)	(744)	(1,047)

Net change in net interest income	$(200)	$558	$358

Provision for Loan Losses. The Company recorded a provision for loan losses of $1.3 million for the three months ended March 31, 2012 compared to $975,000 for the three months ended March 31, 2011. The increase in the provision for the three months ended March 31, 2012 was primarily due to increased provision for nonaccrual loans as compared to the prior period.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At March 31,	At December 31,
	2012	2011
	(Dollars in thousands)
	(Unaudited)
Nonaccrual Loans:
One- to four-family real estate	$1,903	$6,885
Multi-family and commercial real estate	2,973	3,814
Construction	6,794	6,372
Consumer	8,310	7
Commercial and industrial	-	-
Total	19,980	17,078

Accruing loans past due 90 days or more:
Consumer	$-	$3,875
Total	$-	$3,875

Nonperforming Loans	19,980	20,953

Other real estate owned	6,473	2,423
Total nonperforming assets	$26,453	$23,376

Total nonperforming loans to total loans	3.04%	3.07%
Total nonperforming loans to total assets	1.98	2.06
Total nonperforming assets to total assets	2.62	2.30

Impaired Loans:
Nonperforming loans	$19,980	$20,953
Troubled debt restructurings	7,556	7,207
Other impaired loans	-	2,354
Total impaired loans	$27,536	$30,514

The following table sets forth our nonaccrual loans by state and loan segment at March 31, 2012 and December 31, 2011.  This table does not include accruing loans past due 90 days or more.

March 31, 2012

			Multi Family
	One- to Four-		and
	Family Real		Commercial Real
	Estate		Estate		Construction		Consumer		Total
	Number		Number		Number		Number		Number
	of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)
Pennsylvania	6	$683	1	$57	2	$5,616	4	$30	13	$6,386
New Jersey	5	1,220	4	2,916	1	1,178	2	218	12	5,532
Other	-	-	-	-	-	-	13	8,062	13	8,062

Total	11	$1,903	5	$2,973	3	$6,794	19	$8,310	38	$19,980

December 31, 2011

			Multi Family
			and
	One- to Four-		Commercial Real
	Family Real Estate		Estate		Construction		Consumer		Total
	Number		Number		Number		Number		Number
	of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)
Pennsylvania	8	$5,622	3	$801	2	$5,210	1	$7	14	$11,640
New Jersey	5	1,263	4	3,013	1	1,162	-	-	10	5,438

Total	13	$6,885	7	$3,814	3	$6,372	1	$7	24	$17,078

The following table provides a rollforward of our nonperforming assets, by loan segment and assets acquired through foreclosure, from December 31, 2011 to March 31, 2012.  The table does not include accruing loans past due 90 days or more.

						Transfer
	At	Additional			Net	To Other	At
	December	Non-	Return to	Payments	Charge-offs/	Real	March
	31,	Performing	Accrual	Received,	Valuation	Estate	31,
	2011	Assets, Net	Status	Net	Allowances	Owned	2012
	(Dollars in thousands)
Nonaccrual loans
One- to four-family real estate	$6,885	$293	$-	$(61)	$(1,354)	$(3,860)	$1,903
Multi-family and commercial real estate	3,814	146	-	(9)	(360)	(618)	2,973
Construction	6,372	789	-	(27)	(340)	-	6,794
Consumer	7	8,303	-	-	-	-	8,310
Commercial and industrial	-	-	-	-	-	-	-
Total	17,078	9,531	-	(97)	(2,054)	(4,478)	19,980

Other real estate owned	2,423	11	-	(394)	(45)	4,478	6,473
Total nonperforming assets	$19,501	$9,542	$-	$(491)	$(2,099)	$-	$26,453

At March 31, 2012, nonperforming assets were comprised of the following:

•                  Three construction loans for residential developments, the largest of which is collateralized by a single family home residential development in Montgomery County, Pennsylvania. The two other nonaccrual construction loans at March 31, 2012 are collateralized by a condominium project located in Atlantic County, New Jersey and by land and improvements associated with a residential housing development in Chester County, Pennsylvania.

•                  Five multi-family and commercial real estate loans, the largest of which is secured by a hotel in Cape May County, New Jersey.

•                  Eleven one- to four-family loans, the largest of which is secured by a residential home located in Cape May County, New Jersey.

•                  Thirteen consumer loans to finance insurance premiums totaling $8.1 million which are secured by the underlying insurance policies, a deposit escrow account and a guaranty.

•                  Five consumer loans, each of which is secured by a second or third mortgage position.

•                  One unsecured consumer loan.

•                  Nine properties in other real estate owned, the largest of which is a single family residential home located in Montgomery County, Pennsylvania.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At March 31, 2012		At December 31, 2011
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
(in thousands)
One- to four-family real estate	$42	$501	$370	$252
Multi-family and commercial real estate	-	-	-	-
Construction real estate	-	-	-	-
Consumer	134	27	1,097	169
Commercial and industrial	-	-	-	-
Total
	$176	$528	$1,467	$421

At March 31, 2012, delinquent loans were comprised of twelve different loan relationships. Total delinquent loans decreased by $1.2 million to $704,000 at March 31, 2012 as compared to $1.9 million at December 31, 2011.  The decrease was primarily due to the migration of consumer loans to finance insurance premiums, totaling $939,000, to nonperforming loans.  As of December 31, 2011, these loans were 30-59 days past due.

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2012 and 2011.

	Three Months
	Ended March 31,		$	%
	2012	2011	Change	Change
	(Dollars in thousands)

Service charges and other fee income	$389	$327	$62	19.0%
Net gain on sale of other real estate owned	29	-	29	100.0
Income on bank-owned life insurance	119	114	5	4.4
Other	157	26	131	503.8

Total Noninterest Income	$694	$467	$227	48.6%

Service charges and other fee income increased $62,000 which was comprised of a $25,000 increase in deposit related fee income and a $37,000 increase in loan fee income.  The increase in deposit related fee income was primarily the result of an increase in cash management fees as the number of such accounts continued to grow.  The increase in loan fee income was driven by unused line of credit fees on commercial and industrial loans and fees on commercial loan accounts. The increase in other income was primarily a result of an increase in income of $115,000 earned from the Bank’s investment in PMA during the three months ended March 31, 2012 as a result of higher mortgage loan volume.

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2012 and 2011.

	Three Months
	Ended March 31,		$	%
	2012	2011	Change	Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$3,339	$3,167	$172	5.4%
Occupancy expense	459	497	(38)	(7.6)
Furniture and equipment expense	152	103	49	47.6
Data processing costs	446	420	26	6.2
Professional fees	469	351	118	33.6
Marketing expense	46	60	(14)	(23.3)
FDIC premiums	181	283	(102)	(36.0)
Provision for loss on other real estate owned	45	-	45	100.0
Other real estate owned expense	70	19	51	268.4
Other	433	398	35	8.8
Total Noninterest Expense	$5,640	$5,298	$342	6.5%

Noninterest expense increased due to an increase in salaries, benefits and other compensation of $172,000 which was primarily a result of increased compliance staffing, equity award expense and annual merit increases.  Professional fees increased $118,000 for the three months ended March 31, 2012 primarily due to incremental legal costs associated with the Bank’s nonperforming assets.  FDIC premiums decreased $102,000 for the three months ended March 31, 2012 due to a lower assessment rate and lower average asset balances.

Income Taxes. The income tax provision for the three months ended March 31, 2012 was $572,000 compared to $570,000 for the three months ended March 31, 2011. The Bancorp’s effective income tax rate was 32.5% and 31.4% for the three months ended March 31, 2012 and 2011, respectively. These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, securities repayments, maturities and sales and funds available from the FHLB and other commercial banks. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loans and securities sales and prepayments are greatly influenced by general interest rates, economic conditions and competition.

The following table presents certain of our contractual obligations as of March 31, 2012 and December 31, 2011.

		Payments Due by Period
			One to
		Less Than	Three	Three to	More Than
Contractual Obligations	Total	One Year	Years	Five Years	Five Years
	(In thousands)
At March 31, 2012
Operating lease obligations (1)	$184	$184	$-	$-	$-
FHLB advances and other borrowings (2)	170,257	21,279	50,167	10,867	87,944
Other long-term obligations (3)	2,950	1,726	1,224	-	-
Total	$173,391	$23,189	$51,391	$10,867	$87,944

At December 31, 2011
Operating lease obligations (1)	$300	$300	$-	$-	$-
FHLB advances and other borrowings (2)	169,200	17,890	51,348	11,309	88,653
Other long-term obligations (3)	3,447	1,770	1,677	-	-
Total	$172,947	$19,960	$53,025	$11,309	$88,653

_____________________

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $5.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $267.1 million at March 31, 2012.   In addition, at March 31, 2012, we had the ability to borrow a total of approximately $386.7 million from the FHLB of which we had $87.1 million outstanding.  As of March 31, 2012, the Bank also had a maximum borrowing capacity of $50.1 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  At March 31, 2012, we had $188.4 million in loan commitments outstanding, which consisted of $19.9 million in home equity and consumer loan commitments, $155.7 million in commercial loan commitments, $12.2 million in standby letters of credit, and $628,000 in commercial letters of credit.

Certificates of deposit due within one year of March 31, 2012 totaled $165.8 million, including $5.1 million of brokered deposits, representing 53.8% of certificates of deposit at March 31, 2012, a slight decrease from 57.6% at December 31, 2011. We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013.

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

The Bancorp is a separate entity and apart from the Bank and must provide for its own liquidity. As of March 31, 2012, the Bancorp had $15.0 million in cash and cash equivalents compared to $19.2 million as of December 31, 2011. Substantially all of the Bancorp’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in June 2010. In addition to its operating expenses, Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions. Bancorp paid a cash dividend of $0.04 per outstanding share of common stock during the first quarter of 2012.

The Bancorp can receive dividends from the Bank. Payment of such dividends to the Bancorp by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. The Bancorp believes that such restriction will not have an impact on the Bancorp’s ability to meet its ongoing cash obligations. The Bank has received a no objection letter from the Federal Reserve Bank allowing it to pay a dividend $7.9 million, representing the Bank’s 2009 and 2010 net income, to the Bancorp. Such dividend payment occurred in April 2012.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” by the OCC as of March 31, 2012 and December 31, 2011:

	Ratio	Minimum to be Well Capitalized
March 31, 2012:
Total risk-based capital (to risk-weighted assets)	24.71%	≥10.0%
Tier 1 capital (to risk-weighted assets)	23.73%	≥ 6.0%
Tier 1 capital (to adjusted assets)	15.57%	≥ 5.0%
December 31, 2011:
Total risk-based capital (to risk-weighted assets)	23.90%	≥10.0%
Tier 1 capital (to risk-weighted assets)	22.88%	≥ 6.0%
Tier 1 capital (to adjusted assets)	15.30%	≥ 5.0%

Total stockholders’ equity to total assets was 18.4% at March 31, 2012 and 18.5% at December 31, 2011. As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital. The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest earning assets. However, the large increase in equity resulting from the capital raised in the conversion has and will continue to have an adverse impact on our return on equity until such funds can be deployed into higher yielding assets. The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the period ended March 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2012, there has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. As of March 31, 2012, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table provides certain information with regard to shares repurchased by the Company in the first quarter of 2012:

			Total Number
			of Shares
			Purchased	Maximum
	Total		as Part of	Number of Shares
	Number of	Average	Publicly	that May Yet be
	Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	Per Share	Programs (1)	the Plans or Programs (1)

January 1, 2012 through
January 31, 2012	146,440	$12.69	146,440	467,664

February 1, 2012 through
February 29, 2012	31,860	$12.64	31,860	435,804

March 1, 2012 through
March 31, 2012	115,900	$12.90	115,900	319,904

Total	294,200	$12.77	294,200

(1)   During 2011, the Company announced two repurchase programs under which it would repurchase up to a cumulative 15% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions. On April 25, 2012, the Board of Directors approved an additional stock repurchase plan (the “April 2012 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (637,697 shares). Subject to market conditions and other factors, repurchases related to the April 2012 Plan will begin subsequent to completion of repurchases under the Company’s existing repurchase plans, approved in 2011. Under these plans, through March 31, 2012, the Company has purchased a total of 1.8 million shares at a cost of $23.6 million. The April 2012 Plan will continue until it is completed or terminated by the Company’s Board of Directors

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

FOX CHASE BANCORP, INC.

Dated: May 7, 2012	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: May 7, 2012	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)