Form 10-Q
period 2012-06-30
Fox Chase Bancorp Inc
filed 2012-08-06
CIK 1485176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer [ ]	Accelerated Filer [X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of August 1, 2012, there were 12,613,952 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC.

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	June 30,	December 31,

	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$810	$734
Interest-earning demand deposits in other banks	13,998	6,852
Total cash and cash equivalents	14,808	7,586
Investment securities available-for-sale	8,460	23,106
Mortgage related securities available-for-sale	242,929	225,664
Mortgage related securities held-to-maturity (fair value of $36,179 at June 30, 2012 and $41,758 at December 31, 2011)	35,075	41,074
Loans, net of allowance for loan losses of $11,225 at June 30, 2012 and $12,075 at December 31, 2011	656,785	670,572
Federal Home Loan Bank stock, at cost	7,287	8,074
Bank-owned life insurance	13,843	13,606
Premises and equipment, net	10,506	10,431
Assets acquired through foreclosure	8,165	2,423
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,299	4,578
Mortgage servicing rights, net	244	316
Deferred tax asset, net	1,897	1,682
Other assets	7,041	5,131
Total Assets	$1,011,959	$1,015,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$729,503	$676,594
Short-term borrowings	15,000	8,500
Federal Home Loan Bank advances	50,000	88,278
Other borrowed funds	30,000	50,000
Advances from borrowers for taxes and insurance	2,151	1,736
Accrued interest payable	287	418
Accrued expenses and other liabilities	2,371	2,145
Total Liabilities	829,312	827,671
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at June 30, 2012 and December 31, 2011)	-	-
Common stock ($.01 par value; 60,000,000 shares authorized, 12,594,823 shares issued and outstanding at June 30, 2012 and 13,037,310 shares issued and outstanding at December 31, 2011)	146	146
Additional paid-in capital	135,668	134,871
Treasury stock, at cost (1,986,200 shares at June 30, 2012 and 1,524,900 shares at December 31, 2011)	(25,756)	(19,822)
Common stock acquired by benefit plans	(11,083)	(11,541)
Retained earnings	78,717	77,971
Accumulated other comprehensive income, net	4,955	6,567
Total Stockholders’ Equity	182,647	188,192

Total Liabilities and Stockholders’ Equity	$1,011,959	$1,015,863

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

INTEREST INCOME
Interest and fees on loans	$8,362	$8,726	$17,210	$17,558
Interest on mortgage related securities	1,955	2,665	3,934	5,226
Interest on investment securities available-for-sale
Taxable	78	124	171	264
Nontaxable	14	67	33	137
Other interest income	2	25	5	53
Total Interest Income	10,411	11,607	21,353	23,238
INTEREST EXPENSE
Deposits	1,637	2,242	3,408	4,670
Short-term borrowings	5	-	10	-
Federal Home Loan Bank advances	688	1,153	1,442	2,307
Other borrowed funds	410	432	842	859
Total Interest Expense	2,740	3,827	5,702	7,836
Net Interest Income	7,671	7,780	15,651	15,402
Provision for loan losses	1,291	900	2,566	1,875
Net Interest Income after Provision for Loan Losses	6,380	6,880	13,085	13,527
NONINTEREST INCOME
Service charges and other fee income	385	452	774	779
Net gain on sale of assets acquired through foreclosure	98	20	127	20
Income on bank-owned life insurance	118	116	237	230
Other	139	63	296	89

Total other-than-temporary impairment loss	-	(398)	-	(398)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	197	-	197
Net other-than-temporary impairment loss	-	(201)	-	(201)
Net gains on sale of investment securities	2,340	-	2,340	-
Net investment securities gains (losses)	2,340	(201)	2,340	(201)

Total Noninterest Income	3,080	450	3,774	917
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,353	3,214	6,692	6,381
Occupancy expense	420	434	879	931
Furniture and equipment expense	138	104	290	207
Data processing costs	472	418	918	838
Professional fees	489	484	958	835
Marketing expense	106	85	152	145
FDIC premiums	201	229	382	512
Assets acquired through foreclosure expense	38	125	153	144
Loss on extinguishment of debt	3,018	-	3,018	-
Other	464	387	897	785
Total Noninterest Expense	8,699	5,480	14,339	10,778
Income Before Income Taxes	761	1,850	2,520	3,666
Income tax provision	222	593	794	1,163
Net Income	$539	$1,257	$1,726	$2,503
Earnings per share:
Basic	$0.05	$0.09	$0.15	$0.18
Diluted	$0.05	$0.09	$0.15	$0.18

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2012 and 2011

(In Thousands, Unaudited)

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2010	$145	$ 133,997	$-	$(9,283)	$74,307	$6,538	$ 205,704
Stock based compensation expense	-	481	-	-	-	-	481
Unallocated ESOP shares committed to employees	-	112	-	312	-	-	424
Issuance of stock for vested equity awards	-	(67)	-	84	(17)	-	-
Common stock issued for exercise of vested stock options	1	123	-	-	-	-	124
Dividends paid ($0.04 per share)	-	-	-	-	(581)	-	(581)
Net income	-	-	-	-	2,503	-	2,503
Other comprehensive income	-	-	-	-	-	1,199	1,199

BALANCE - JUNE 30, 2011	$146	$ 134,646	$-	$(8,887)	$76,212	$7,737	$ 209,854

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2011	$146	$ 134,871	$ (19,822)	$(11,541)	$77,971	$6,567	$ 188,192
Purchase of treasury stock, net	-	-	(5,934)	-	-	-	(5,934)
Stock based compensation expense	-	590	-	-	-	-	590
Unallocated ESOP shares committed to employees	-	109	-	312	-	-	421
Issuance of stock for vested equity awards	-	(134)	-	146	(12)	-	-
Common stock issued for exercise of vested stock options	-	203	-	-	-	-	203
Tax benefit from exercise of stock options and vesting of restricted stock	-	29	-	-	-	-	29
Dividends paid ($0.08 per share)	-	-	-	-	(968)	-	(968)
Net income	-	-	-	-	1,726	-	1,726
Other comprehensive income	-	-	-	-	-	(1,612)	(1,612)

BALANCE - JUNE 30, 2012	$146	$ 135,668	$ (25,756)	$(11,083)	$78,717	$4,955	$ 182,647

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,726	$2,503
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,566	1,875
Valuation adjustment for other real estate owned	45	100
Depreciation	430	329
Net amortization of securities premiums and discounts	1,424	1,680
Provision for deferred income taxes	685	235
Stock compensation from benefit plans	1,011	905
Net gain on sale of assets acquired through foreclosure	(127)	(20)
Net gains on sales of investment securities	(2,340)	-
Net other-than-temporary impairment loss	-	201
Additions to assets acquired through foreclosure	(35)	-
Income on bank-owned life insurance	(237)	(230)
Decrease in mortgage servicing rights, net	72	45
(Decrease) increase in accrued interest receivable and other assets	(565)	924
Decrease (increase) in accrued interest payable, accrued expenses and other liabilities	125	(1,189)
Net Cash Provided by Operating Activities	4,780	7,358

Cash Flows from Investing Activities
Investment securities - available-for-sale:
Proceeds from sales	6,157	-
Proceeds from maturities, calls and principal repayments	8,516	6,700
Mortgage related securities – available-for-sale:
Purchases	(122,835)	(33,065)
Proceeds from sales	69,067	-
Proceeds from maturities, calls and principal repayments	35,041	38,783
Mortgage related securities – held-to-maturity:
Proceeds from maturities, calls and principal repayments	5,714	3,100
Net decrease in loans	16,280	17,753
Purchases of loans and loan participations	(11,753)	(18,117)
Net decrease in Federal Home Loan Bank stock	787	966
Purchases of premises and equipment	(505)	(260)
Proceeds from sales and payments on assets acquired through foreclosure	1,126	1,137
Net Cash Provided by Investing Activities	7,595	16,997

Cash Flows from Financing Activities
Net increase (decrease) in deposits	52,909	(8,478)
Decrease in advances from borrowers for taxes and insurance	415	343
Principal payments on other borrowed funds	(20,000)	-
Principal payments on Federal Home Loan Bank advances	(38,278)	(2,241)
Net increase in short-term borrowings	6,500	-
Common stock issued for exercise of stock options	203	124
Purchase of treasury stock	(5,934)	-
Cash dividends paid	(968)	(581)
Net Cash Used in Financing Activities	(5,153)	(10,833)
Net Increase in Cash and Cash Equivalents	7,222	13,522
Cash and Cash Equivalents – Beginning	7,586	38,314
Cash and Cash Equivalents – Ending	$14,808	$51,836
Supplemental Disclosure of Cash Flow Information
Interest paid	$5,883	$7,839
Income taxes paid	$1,440	$1,100
Transfers of loans to assets acquired through foreclosure	$6,751	$1,045
Net charge-offs	$3,416	$1,882

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Comprehensive Income

(Unaudited, in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$539	$1,257	$1,726	$2,503

Other comprehensive (loss) income:

Unrealized holding gains (losses) arising during period, net of tax (benefit) expense of ($6) and $884 for the three months ended June 30, 2012 and 2011, respectively and $70 and $(744) for the six months ended June 30, 2012 and 2011, respectively	33	1,606	(102)	1,329

Non-credit related unrealized loss on other-than temporary impaired securities, net of tax (benefit) of ($67) for the three and six months ended June 30, 2011	-	(130)	-	(130)

Reclassification adjustments for net investment securities gains included in net income, net of tax expense of $864 for the three and six months ended June 30, 2012	(1,563)	-	(1,563)	-

Reclassification adjustment for loss included in net income for other-than temporary impaired investment sold, net of tax (benefit) of ($34) for the three and six months ended June 30, 2012	53	-	53	-

Other comprehensive (loss) income	(1,477)	1,476	(1,612)	1,199

Comprehensive (loss) income	$(938)	$2,733	$114	$3,702

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

The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc., Fox Chase Service Corporation, 104 S. Oakland Ave., LLC and Davisville Associates, LLC.  Fox Chase Financial Inc. is a Delaware-chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania chartered company and its purposes are to facilitate the Bank’s investment in PMA and, for regulatory purposes, to hold commercial loans.  At June 30, 2012, Fox Chase Service Corporation held $20.0 million in commercial loans.  104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

During 2012 and 2011, the Bank engaged in certain business activities with PMA.  These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $175,000 and $85,000 for the six months ended June 30, 2012 and 2011, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $28,000  and $25,000 for the six months ended June 30, 2012 and 2011.  In addition, the Bank acquired total loans from PMA of $11.6 million and $4.4 million for the six months ended June 30, 2012 and 2011, respectively, which includes the cost of the loans.   During September 2010, the Bank provided PMA a term loan in the amount of $1.2 million, which was secured by a residential property owned by PMA.  The loan was paid off during the second quarter of 2011.  The Bank recorded interest income on the term loan of $25,000 for the six months ended June 30, 2011.

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

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on March 20, 2012.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

During the quarter ended June 30, 2012, the Company acquired three life insurance policies from debtors in exchange for full satisfaction of debt. As a result, the Company has changed the caption on the consolidated statement of condition from other real estate owned to assets acquired through foreclosure.  Below is the significant accounting policy for assets acquired through foreclosure.

Assets Acquired through Foreclosure

Assets acquired through foreclosure consists of other real estate owned and financial assets acquired from debtors.  These assets are obtained through foreclosure, by a deed-in-lieu of foreclosure, in-substance foreclosure or in exchange for satisfaction of debt.

Other real estate owned is carried at the lower of cost or fair value, less estimated selling costs. Costs related to the development or improvement of an acquired property are capitalized. Holding costs and declines in carrying value after acquisition are recorded as assets acquired through foreclosure expense in the consolidated statements of operations.  As of June 30, 2012, the Company held $6.4 million of other real estate owned.

Financial assets acquired from debtors are carried at fair value under the fair value option in accordance with FASB ASC 825 “Financial Instruments”.  Changes in fair value after acquisition are recorded as assets acquired through foreclosure expense in the consolidated statements of operations.  As of June 30, 2012, the Company held $1.8 million of financial assets acquired from debtors, consisting of three life insurance policies.

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

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)

Net income	$539,000	$1,257,000	$1,726,000	$2,503,000

Weighted-average common shares outstanding (1)	12,671,404	14,552,714	12,775,182	14,550,154
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(659,744)	(724,466)	(667,877)	(732,676)
Shares purchased by trust	(387,540)	(165,984)	(390,947)	(167,888)
Weighted-average common shares used to calculate basic earnings per share	11,624,120	13,662,264	11,716,358	13,649,590
Dilutive effect of:
Restricted stock awards	41,827	40,319	37,668	36,250
Stock option awards	84,676	68,351	72,824	39,296
Weighted-average common shares used to calculate diluted earnings per share	11,750,623	13,770,934	11,826,850	13,725,136

Earnings per share-basic	$0.05	$0.09	$0.15	$0.18
Earnings per share-diluted	$0.05	$0.09	$0.15	$0.18

Outstanding common stock equivalents having no dilutive effect	947,639	717,350	963,650	750,475

(1)	Excludes treasury stock for 2012. No treasury shares were held by the Company during the three or six month periods ended June 30, 2011.

NOTE 2 – INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012 (Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$15	$-	$-	$315
State and political subdivisions	349	1	-	-	350
Corporate securities	7,977	22	(204)	-	7,795
	8,626	38	(204)	-	8,460

Private label commercial mortgage related securities	6,595	83	-	-	6,678
Agency residential mortgage related securities	228,453	7,803	(5)	-	236,251
Total mortgage related securities	235,048	7,886	(5)	-	242,929
Total available-for-sale securities	$243,674	$7,924	$(209)	$-	$251,389

Held-to-Maturity Securities:

Agency residential mortgage related securities	$35,075	$1,104	$-	$-	$36,179
Total mortgage related securities	35,075	1,104	-	-	36,179
Total held-to-maturity securities	$35,075	$1,104	$-	$-	$36,179

	December 31, 2011

		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$6,424	$90	$-	$-	$6,514
State and political subdivisions	1,865	8	-	-	1,873
Corporate securities	15,007	16	(304)	-	14,719
	23,296	114	(304)	-	23,106

Private label residential mortgage related security	164	4	-	(46)	122
Private label commercial mortgage related securities	8,799	107	-	-	8,906
Agency residential mortgage related securities	206,285	10,357	(6)	-	216,636
Total mortgage related securities	215,248	10,468	(6)	(46)	225,664
Total available-for-sale securities	$238,544	$10,582	$(310)	$(46)	$248,770

Held-to-Maturity Securities:

Agency residential mortgage related securities	$41,074	$684	$-	$-	$41,758
Total mortgage related securities	41,074	684	-	-	41,758
Total held-to-maturity securities	$41,074	$684	$-	$-	$41,758

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	-	-	-	-	-	-
Corporate securities	1,902	(27)	2,823	(177)	4,725	(204)
	1,902	(27)	2,823	(177)	4,725	(204)

Private label commercial mortgage related securities	-	-	-	-	-	-
Agency residential mortgage related securities	21,032	(5)	-	-	21,032	(5)
Total mortgage related securities	21,032	(5)	-	-	21,032	(5)
Total available-for-sale securities	$22,934	$(32)	$2,823	$(177)	$25,757	$(209)

Held-to-Maturity Securities:
Agency residential mortgage related securities	-	-	-	-	-	-
Total mortgage related securities	-	-	-	-	-	-
Total held-to-maturity securities	$-	$-	$-	$-	$-	$-
Total Temporarily Impaired Securities	$22,934	$(32)	$2,823	$(177)	$25,757	$(209)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	-	-	-	-	-	-
Corporate securities	4,799	(182)	2,878	(122)	7,677	(304)
	4,799	(182)	2,878	(122)	7,677	(304)

Private label residential mortgage related security	-	-	122	(42)	122	(42)
Private label commercial mortgage related securities	-	-	-	-	-	-
Agency residential mortgage related securities	1,538	(6)	-	-	1,538	(6)
Total mortgage related securities	1,538	(6)	122	(42)	1,660	(48)
Total available-for-sale securities	$6,337	$(188)	$3,000	$(164)	$9,337	$(352)

Held-to-Maturity Securities:
Agency residential mortgage related securities	-	-	-	-	-	-
Total mortgage related securities	-	-	-	-	-	-
Total held-to-maturity securities	$-	$-	$-	$-	$-	$-
Total Temporarily Impaired Securities	$6,337	$(188)	$3,000	$(164)	$9,337	$(352)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

During June 2012, the Company sold (1) mortgage related securities with an amortized cost of $66.6 million and recognized gross gains of $2.4 million, (2) a private label residential mortgage related security with an amortized cost of $157,000 and recognized a loss of $87,000 and (3) two obligations of U.S. government agencies with an amortized cost of $6.1 million and recognized a gain of $64,000.  Also, during June 2012, the Company purchased mortgage related securities with an amortized cost of $74.3 million.

As of June 30, 2012, the Company held three private label CMBS with an amortized cost of $6.6 million. These securities had a net unrealized gain of $83,000 at June 30, 2012 and all individual securities were held at an unrealized gain. As of December 31, 2011, the Company held three private label CMBS with an amortized cost of $8.8 million. These securities had a net unrealized gain of $107,000 at December 31, 2011 and all individual securities were held at an unrealized gain.

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

Securities that have been impaired greater than twelve months as of June 30, 2012 consist of one corporate security with a fair value of $2.8 million with a rating of “Baa1”, with an unrealized loss of $177,000.

Of the eight securities with temporary impairment at June 30, 2012, six have a rating of “AAA”.  The securities with a rating of less than AAA are: (1) one corporate security with a fair value of $1.9 million and a rating of “Baa1” with an unrealized loss of $27,000 and (2) one corporate security with a fair value of $2.8 million and a rating of “Baa1” with an unrealized loss of $177,000.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following schedules provide a summary of the components of net investment securities gains (losses) in the Company’s consolidated statements of operations for the six months ended June 30, 2012 and 2011, respectively.

			Other-than-
	Gross	Gross	Temporary	Portion of
	Realized	Realized	Impairment	OTTI	Net Gains
	Gains	Losses	Losses	in OCI	(Losses)
	(in thousands)

Six Months Ended June 30, 2012 (Unaudited):
Obligations of U.S. government agencies	$64	$-	$-	$-	$64
State and political subdivisions	-	-	-	-	-
Corporate securities	-	-	-	-	-
	64	-	-	-	64

Private label residential mortgage related security	-	(87)	-	-	(87)
Private label commercial mortgage related securities	-	-	-	-	-
Agency residential mortgage related securities	2,363	-	-	-	2,363
Total mortgage related securities	2,363	(87)	-	-	2,276

Total securities available-for-sale	$2,427	$(87)	$-	$-	$2,340

Other-than-
	Gross	Gross	Temporary	Portion of
	Realized	Realized	Impairment	OTTI	Net Gains
	Gains	Losses	Losses	in OCI	(Losses)
(in thousands)
Six Months Ended June 30, 2011 (Unaudited):
Obligations of U.S. government agencies	$-	$-	$-	$-	$-
State and political subdivisions	-	-	-	-	-
Corporate securities	-	-	-	-	-
	-	-	-	-	-

Private label residential mortgage related security	-	-	(398)	197	(201)
Private label commercial mortgage related securities	-	-	-	-	-
Agency residential mortgage related securities	-	-	-	-	-
Total mortgage related securities	-	-	(398)	197	(201)

Total securities available-for-sale	$-	$-	$(398)	$197	$(201)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2012 and December 31, 2011 by contractual maturity are as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

June 30, 2012 (Unaudited)
Due in one year or less	$3,048	$3,070	$-	$-
Due after one year through five years	5,578	5,390	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total mortgage related securities	235,048	242,929	35,075	36,179
	$243,674	$251,389	$35,075	$36,179

December 31, 2011
Due in one year or less	$8,022	$8,013	$-	$-
Due after one year through five years	14,072	13,886	-	-
Due after five years through ten years	763	766	-	-
Due after ten years	439	441	-	-
Total mortgage related securities	215,248	225,664	41,074	41,758
	$238,544	$248,770	$41,074	$41,758

Securities with a carrying value of $9.5 million and $8.1 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $37.4 million and $63.2 million, at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral for other borrowed funds.   See Note 7.

NOTE 3 - LOANS

The composition of net loans at June 30, 2012, and December 31, 2011 is provided below (in thousands).

	June 30,	December 31,
	2012	2011
	(Unaudited)
Real estate loans:
One- to-four family	$176,605	$198,669
Multi-family and commercial	333,807	313,060
Construction	14,914	18,243
	525,326	529,972

Consumer loans	37,244	44,667
Commercial and industrial loans	105,032	107,781

Total loans	667,602	682,420

Deferred loan origination cost, net	408	227
Allowance for loan losses	(11,225)	(12,075)
Net loans	$656,785	$670,572

The following table presents changes in the allowance for loan losses (in thousands):

	Six Months Ended		Year Ended
	June 30,		December 31,
	2012	2011	2011
	(Unaudited)
Balance, beginning	$12,075	$12,443	$12,443
Provision for loan losses	2,566	1,875	5,734
Loans charged off	(3,426)	(2,103)	(6,331)
Recoveries	10	221	229
Balance, ending	$11,225	$12,436	$12,075

The following tables present changes in the allowance for loan losses by loan segment for the six months ended June 30, 2012 and the year ended December 31, 2011:

	For the Six Months Ended June 30, 2012 (Unaudited)
	One- to Four- Family	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$1,760	$6,112	$869	$455	$2,657	$222	$12,075
Provision for loan losses	177	1,204	164	1,075	35	(89)	2,566
Loans charged off	(1,408)	(712)	(340)	(966)	-	-	(3,426)
Recoveries	4	6	-	-	-	-	10
Balance, ending	$533	$6,610	$693	$564	$2,692	$133	$11,225

NOTE 3 - LOANS (CONTINUED)

	For the Year Ended December 31, 2011
	One- to Four- Family	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$1,990	$4,624	$3,260	$665	$1,707	$197	$12,443
Provision for loan losses	324	2,608	1,010	221	1,546	25	5,734
Loans charged off	(567)	(1,290)	(3,445)	(433)	(596)	-	(6,331)
Recoveries	13	170	44	2	-	-	229
Balance, ending	$1,760	$6,112	$869	$455	$2,657	$222	$12,075

The following tables set forth the breakdown of impaired loans by loan segment as of June 30, 2012 and December 31, 2011.

June 30, 2012 (Unaudited)

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonaccrual	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)
Real estate loans:
One- to four-family	$1,717	$705	$-	$2,422	$2,422	$-
Multi-family and commercial	2,915	6,980	-	9,895	8,404	1,491
Construction	7,766	-	-	7,766	6,587	1,179
Consumer loans	4,873	62	-	4,935	4,935	-
Commercial and industrial	-	-	-	-	-	-
Total	$17,271	$7,747	$-	$25,018	$22,348	$2,670

December 31, 2011

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonaccrual	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(in thousands)
Real estate loans:
One- to four-family	$6,885	$307	$-	$7,192	$7,192	$-
Multi-family and commercial	3,814	6,836	-	10,650	9,570	1,080
Construction	6,372	-	-	6,372	6,372	-
Consumer loans	7	64	6,229	6,300	6,300	-
Commercial and industrial	-	-	-	-	-	-
Total	$17,078	$7,207	$6,229	$30,514	$29,434	$1,080

For the six months ended June 30, 2012 and 2011, the average recorded investment in impaired loans was $27.1 million and $35.4 million, respectively.  The interest income recognized on these impaired loans was $168,000 and $426,000 for the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012, two troubled debt restructurings (“TDRs”) totaling $6.6 million are excluded from the accruing TDR column above as they are included in the nonaccrual loans and total impaired loans.

At December 31, 2011, two TDRs totaling $5.2 million are excluded from the accruing TDR column as they are included in nonaccrual loans and total impaired loans.

NOTE 3 - LOANS (CONTINUED)

The following table sets forth a summary of the TDR activity for the three and six month periods ended June 30, 2012:

As of and for the Three Months Ended June 30, 2012
TDRs that Defaulted in
Current Quarter that
were Restructured in
	Restructured Current Quarter			the Prior Twelve Months
		Pre-	Post-		Post-
		Modification	Modification		Modification
		Outstanding	Outstanding		Outstanding
	Number	Recorded	Recorded	Number	Recorded
	of Loans	Investment	Investment	of Loans	Investment
(Dollars in Thousands, Unaudited)
Real estate loans:
One- to four-family	1	$107	$107	-	$-
Multi-family and commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer loans	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Total	1	$107	$107	-	$-

As of and for the Six Months Ended June 30, 2012
TDRs that Defaulted in
Current Period that
were Restructured in
	Restructured Current Year to Date			the Prior Twelve Months
		Pre-	Post-		Post-
		Modification	Modification		Modification
		Outstanding	Outstanding		Outstanding
	Number	Recorded	Recorded	Number	Recorded
	of Loans	Investment	Investment	of Loans	Investment
(Dollars in Thousands, Unaudited)
Real estate loans:
One- to four-family	3	$400	$400	-	$-
Multi-family and commercial	1	519	519	-	-
Construction	-	-	-
Consumer loans	-	-		-	-
Commercial and industrial	-	-		-	-
Total	4	$919	$919	-	$-

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. TDRs are included in impaired loans. TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extension, and/or principal forgiveness.

At June 30, 2012, the Bank had twelve TDRs totaling $14.3 million. Of this amount, $6.6 million relates to two construction loans which are classified as nonperforming assets.  The Bank has commitments of $1.9 million to lend additional funds related to these construction loans.  The remaining $7.7 million is comprised of $7.0 million related to three multi-family and commercial real estate loans, $705,000 related to five residential loans and $62,000 related to two consumer loans secured by second or third mortgages.  These loans are on accrual status as the borrowers have a demonstrated history of making payment as contractually due, are current as of June 30, 2012 and have provided evidence which supports the borrower’s ability to make payments.

NOTE 3 - LOANS (CONTINUED)

Of the loans classified as TDRs at June 30, 2012, the two construction loans, totaling $6.6 million, and two of the multi-family and commercial real estate loans, totaling $6.5 million, were classified as TDRs at December 31, 2011.  These loans were classified as TDRs because they matured and the Bank extended the loans with uncertainty as to whether the borrowers could obtain similar financing from another financial institution at the time of the extension, thus representing the granting of a financial concession.  As of June 30, 2012, two of the loans, totaling $6.5 million, are performing in accordance with the modified terms and two of the loans, totaling $6.6 million, are nonperforming as of June 30, 2012.

The other multi-family and commercial real estate loan classified as a TDR at June 30, 2012, totaling $519,000, was first classified as a TDR during the three months ended March 31, 2012.  The loan was classified as a TDR as the Bank agreed to restructure the terms of the loan, which included reducing payments to interest only for a period of seven months.  This loan was performing at the time of modification and is performing in accordance with its restructured terms as of June 30, 2012.  This loan is secured by partially owner occupied commercial property located in Montgomery County, Pennsylvania.

Of the five residential loans classified as TDRs at June 30, 2012, two residential loans, totaling $305,000, were classified as TDRs at December 31, 2011.  The three other residential loans classified as TDRs at June 30, 2012, totaling $400,000, were first classified as TDRs during the six months ended June 30, 2012 as the Bank agreed to modified terms with the borrowers, which included delayed repayment of principal and interest.  As of June 30, 2012 all of these were performing in accordance with the modified terms.

The two consumer loans classified as TDRs at June 30, 2012, totaling $62,000, were classified as TDRs at December 31, 2011.

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of June 30, 2012 and December 31, 2011.

June 30, 2012 (Unaudited)	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonaccrual	Accruing	Impaired	Impaired
	Loans	TDRs	Loans	Loans	General	Total
	(in thousands)
Real estate loans:
One- to four-family	$195	$7	$-	$202	$331	$533
Multi-family and commercial	148	984	-	1,132	5,478	6,610
Construction	502	-	-	502	191	693
Consumer loans	298	6	-	304	260	564
Commercial and industrial	-	-	-	-	2,692	2,692
Unallocated	-	-	-	-	133	133
Total allowance for loan losses	$1,143	$997	$-	$2,140	$9,085	$11,225

	Allowance for Loan Losses
	Impaired Loans

December 31, 2011			Other	Total
	Nonaccrual	Accruing	Impaired	Impaired
	Loans	TDR’s	Loans	Loans	General	Total
	(in thousands)

Real estate loans:
One- to four-family	$1,394	$3	$-	$1,397	$363	$1,760
Multi-family and commercial	466	975	-	1,441	4,671	6,112
Construction	565	-	-	565	304	869
Consumer loans	7	7	156	170	285	455
Commercial and industrial	-	-	-	-	2,657	2,657
Unallocated	-	-	-	-	222	222
Total allowance for loan losses	$2,432	$985	$156	$3,573	$8,502	$12,075

NOTE 3 - LOANS (CONTINUED)

Loans on which the accrual of interest has been discontinued amounted to $17.3 million at June 30, 2012 and $17.1 million at December 31, 2011. If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $766,000 and $1.1 million for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. There was $0 and $3.9 million of loans past due 90 days or more and still accruing interest at June 30, 2012 and December 31, 2011, respectively. There were $14.3 million and $12.4 million of loans classified as troubled debt restructurings as of June 30, 2012 and December 31, 2011 respectively.

The following table sets forth past due loans by segment as of June 30, 2012 and December 31, 2011.

	At June 30,		At December 31,
	2012		2011
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
One- to four-family real estate	$605	$239	$370	$252
Multi-family and commercial real estate	680	503	-	-
Construction real estate	-	-	-	-
Consumer	261	12	1,097	169
Commercial and industrial	-	-	-	-
Total
	$1,546	$754	$1,467	$421

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

NOTE 3 - LOANS (CONTINUED)

The following tables set forth criticized and classified loans by segment as of June 30, 2012 and December 31, 2011.

	At June 30, 2012
	One- to Four-Family Loans	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$174,888	$301,275	$7,148	$32,371	$98,874	$614,556
Special mention loans	-	8,917	-	-	1,869	10,786
Substandard loans	1,717	23,615	7,766	4,873	4,289	42,260
Doubtful loans	-	-	-	-	-	-

Total loans	$176,605	$333,807	$14,914	$37,244	$105,032	$667,602

	At December 31, 2011
	One- to Four-Family Loans	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$191,784	$285,515	$11,871	$38,431	$102,101	$629,702
Special mention loans	-	13,226	-	6,229	1,407	20,862
Substandard loans	6,885	14,319	6,372	7	4,273	31,856
Doubtful loans	-	-	-	-	-	-

Total loans	$198,669	$313,060	$18,243	$44,667	$107,781	$682,420

NOTE 4 – DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered an interest rate swap with a current notional amount of $1.0 million, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%. The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $215,000 and $214,000 at June 30, 2012 and December 31, 2011, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging”.  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments”.

On October 12, 2011, the Company entered an interest rate swap with a current notional amount of $1.6 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%. The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $104,000 and $65,000 at June 30, 2012 and December 31, 2011, respectively, with loss ineffectiveness of $7,000 for the six months ended June 30, 2012.  The difference between changes in the fair values of interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations.

NOTE 4 – DERIVATIVES AND HEDGING (CONTINUED)

Credit Derivatives

We have entered into agreements with a third-party financial institution whereby the financial institution entered into interest rate derivative contracts and foreign currency swap contracts with customers referred to them by us. By the terms of the agreements, the financial institution has recourse to the Company for any exposure created under each swap contract in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. These transactions represent credit derivatives and are a customary arrangement that allows financial institutions like us to provide access to interest rate and foreign currency swap transactions for our customers without creating the swap ourselves.

At June 30, 2012, there was one variable-rate to fixed-rate interest rate swap transaction between the third-party financial institution and our customers with a notional amount of $2.5 million, and a remaining maturity of 10 years.  The fair value of this swap to the customer was a liability of $74,000 as of June 30, 2012 and was in a paying position to the third-party financial institution.  The fair value of the Company’s credit derivative was a liability of $8,000 which is recorded in other liabilities on the consolidated statement of condition.

At June 30, 2012, there were four foreign currency swap transactions between the third-party financial institution and our customers with a notional amount aggregating approximately $1.6 million, and remaining maturities of 1 to 6 months.  The aggregate fair value of these swaps to the customers was a liability of $57,000 as of June 30, 2012. The fair value of the Company’s credit derivatives was a liability of $5,000 which is recorded in other liabilities on the consolidated statement of condition.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 5- MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $41.8 million and $59.1 million at June 30, 2012 and 2011, respectively, and $50.0 million at December 31, 2011.

The following summarizes mortgage servicing rights for the six months ended June 30, 2012 and 2011 (in thousands) (unaudited):

			Net
	Servicing	Valuation	Carrying
	Rights	Allowance	Value
Balance at December 31, 2011	$455	$(139)	$316
Reductions	-	2	2
Amortization	(74)	-	(74)
Balance at June 30, 2012	$381	$(137)	$244

Balance at December 31, 2010	$579	$(131)	$448
Reductions	-	12	12
Amortization	(57)	-	(57)
Balance at June 30, 2011	$522	$(119)	$403

At June 30, 2012, December 31, 2011 and June 30, 2011, the fair value of the mortgage servicing rights (“MSRs”) was $245,000, $322,000 and $414,000, respectively. The difference between fair value and carrying value is due to one tranche of mortgage servicing rights having a fair value greater than carrying value.  The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 6 - DEPOSITS

Deposits and their respective weighted average interest rate at June 30, 2012 and December 31, 2011 consist of the following (dollars in thousands):

	June 30,		December 31,
	2012		2011

	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)

Noninterest-bearing demand accounts	-%	$112,059	-%	$84,374
NOW accounts	0.39	65,184	0.39	45,948
Money market accounts	0.27	102,112	0.38	127,667
Savings and club accounts	0.24	98,444	0.29	80,740
Brokered deposits	0.36	60,239	0.53	10,162
Certificates of deposit	1.92	291,465	2.03	327,703

	0.90%	$729,503	1.12%	$676,594

NOTE 7 – BORROWINGS

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of June 30, 2012, the Bank had $76.8 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Interest Rate	Call Date	Rate if Called
	(in thousands)

November 2017	15,000	3.62%	August 2012	LIBOR + 0.10%
November 2017	15,000	3.87%	August 2012	LIBOR + 0.10%
December 2017	20,000	2.83%	September 2012	LIBOR + 0.11%

	$50,000	3.38%

During June 2012, the Company terminated $36.3 million of FHLB borrowings at a pre-tax cost of $1.5 million, which was recorded in loss on extinguishment of debt in the consolidated statement of operations.

For the borrowings which have a “Call Date” disclosed in the above table, if the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowing’s fixed rate resets to a variable LIBOR based rate, as noted in the above table. Subsequent to the call date, the borrowings are callable by the FHLB quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $355.6 million at June 30, 2012. Additionally, as of June 30, 2012, the Bank has a maximum borrowing capacity of $58.9 million with the Federal Reserve Bank of Philadelphia through the Discount Window.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to at least 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  The FHLB of Pittsburgh has indicated it would only redeem from any member the lesser of the amount of the member’s excess capital stock or 5% of the member’s total capital stock.  The FHLB also indicated that it may increase its individual member stock investment

NOTE 7 – BORROWINGS (CONTINUED)

requirements.  As of June 30, 2012, the Company’s minimum stock obligation was $4.8 million and a maximum stock obligation was $9.0 million.  Beginning in the first quarter of 2012, the FHLB of Pittsburgh resumed paying a quarterly dividend on its common stock, calculated at an annual rate of 0.10% of the Bank’s average stock held during the previous quarter.

Other Borrowed Funds – Long Term

During June 2012, the Company terminated $20.0 million of other long-term borrowings at a pre-tax cost of $1.5 million, which was recorded in loss on extinguishment of debt in the consolidated statement of operations.

Other borrowed funds obtained from large commercial banks totaled $30.0 million at June 30, 2012.  These borrowings contractually mature with dates ranging from September 2018 through November 2018 and may be called by the lender based on the underlying agreements.  Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities below may differ from actual maturities.

Maturity		Interest
Date	Amount	Rate	Call Date
	(in thousands)

September 2018	10,000	3.40%	September 2012
September 2018	5,000	3.20%	September 2012
October 2018	5,000	3.15%	October 2012
October 2018	5,000	3.27%	N/A
November 2018	5,000	3.37%	November 2013
	$30,000	3.30%

Mortgage backed securities with a fair value of $37.4 million at June 30, 2012 were pledged as collateral for these other borrowed funds.

Other Borrowed Funds – Short Term

As of June 30, 2012 and December 31, 2011, the Company had $15.0 million and $8.5 million, respectively, of short-term borrowings.  The short-term borrowings at June 30, 2012 and December 31, 2011 both had a rate of 0.25%.  The short-term borrowings, which represent overnight borrowings, were obtained from a commercial bank and a participant in the Federal Funds market.

NOTE 8 – STOCK BASED COMPENSATION

During the six months ended June 30, 2012, the Company recorded $590,000 of stock based compensation expense comprised of stock option expense of $233,000 and restricted stock expense of $357,000.

The following is a summary of the Bancorp’s stock option activity and related information for the six months ended June 30, 2012:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2011	788,142	$11.23	6.6 years	$ 1,111,000
Granted	143,550	13.11
Exercised	(18,813)	10.80
Forfeited / Cancelled	(12,669)	11.04
Outstanding at June 30, 2012	900,210	$11.54	6.7 years	$ 2,609,000
Exercisable at June 30, 2012	475,974	$11.17	5.4 years	$ 1,556,000

The following is a summary of the Company’s unvested options as of June 30, 2012 and the changes therein during the six months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2011	322,530	$3.15
Granted	143,550	3.56
Vested	(29,175)	2.74
Forfeited / Cancelled	(12,669)	3.12
Unvested at June 30, 2012	424,236	$3.32

Expected future expense relating to the 424,236 non-vested options outstanding as of June 30, 2012 is $1.0 million over a weighted average period of 4.0 years.

The fair value of the options granted in 2012 was $3.56.  The fair value was based on the following assumptions:

Expected Dividend Yield	1.82%
Expected Volatility	32.50%
Risk-Free Interest Rate	1.10%
Expected Option Life in Years	6.50

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of the status of the Company’s restricted stock as of June 30, 2012 and changes therein during the six months then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value

Unvested at December 31, 2011	119,990	$11.54
Granted	68,950	13.11
Vested	(11,983)	11.18
Forfeited / Cancelled	(3,025)	12.08
Unvested at June 30, 2012	173,932	$12.18

Expected future compensation expense relating to the 173,932 restricted shares at June 30, 2012 is $1.6 million over a weighted average period of 4.1 years.

During May 2012, the Company granted 22,500 shares of performance based restricted stock to certain executive officers of the Company.  50% of the awarded performance based stock will vest on the third anniversary of the grant, 25% will vest on the fourth anniversary of the grant, and 25% will vest on the fifth anniversary of the grant, in each case subject to the achievement of certain performance metrics.  The performance metrics to be evaluated during the performance period are (1) return on assets compared to peer group and (2) earnings growth rate compared to peer group.

NOTE 9 – FAIR VALUE

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate their fair value.

NOTE 9 – FAIR VALUE (CONTINUED)

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

Financial Assets Acquired from Debtors

The fair value of life insurance policies was determined using valuations obtained from a third party valuation firm who utilized a discounted cash flow model to calculate the fair value of the policies.  The significant assumptions used in the valuation were the life expectancies of the insured parties, future premium payments and discount rates.

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

Derivative Contracts

The fair values of derivative contracts are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account underlying interest rates, credit worthiness of underlying customers for credit derivatives and, when appropriate, the creditworthiness of the counterparties.

NOTE 9 – FAIR VALUE (CONTINUED)

Off-Balance Sheet Financial Instruments

Fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

The estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 were as follows (in thousands):

		June 30, 2012		December 31, 2011
		(Unaudited)		(Audited)
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$14,808	$14,808	$7,586	$7,586
Available for sale securities:
Investment securities available-for-sale	Level 2	8,460	8,460	23,106	23,106
Private label residential mortgage related security	Level 3	-	-	122	122
Private label commercial mortgage related securities	Level 3	6,678	6,678	8,906	8,906
Agency residential mortgage related securities	Level 2	236,251	236,251	216,636	216,636
Held to maturity securities:
Agency mortgage related securities	Level 2	35,075	36,179	41,074	41,758
Loans receivable, net	Level 3	656,785	659,452	670,572	672,847
Federal Home Loan Bank stock	Level 3	7,287	7,287	8,074	8,074
Accrued interest receivable	Level 3	3,299	3,299	4,578	4,578
Mortgage servicing rights	Level 2	244	245	316	322
Financial assets acquired from debtors	Level 3	1,789	1,789	-	-

Financial liabilities:
Savings and club accounts	Level 2	98,444	98,444	80,740	80,740
Demand, NOW and money market deposits	Level 2	279,355	279,355	257,989	257,989
Brokered deposits	Level 2	60,239	60,207	10,162	10,129
Certificates of deposit	Level 2	291,465	294,667	327,703	330,941
Short-term borrowings	Level 2	15,000	15,000	8,500	8,500
Federal Home Loan Bank advances	Level 2	50,000	55,635	88,278	95,878
Other borrowed funds	Level 2	30,000	33,557	50,000	55,103
Accrued interest payable	Level 2	287	287	418	418
Derivative contracts	Level 2, 3	332	332	279	279

Off-balance sheet instruments	Level 3	-	1,350	-	1,443

NOTE 9 – FAIR VALUE (CONTINUED)

The Company classified four types of financial instruments carried at fair value as Level 3 as of June 30, 2012:

•                  Private label commercial mortgage related securities (“CMBS”), the fair value of which are difficult to determine because they are not actively traded in securities markets.  The net unrealized gain in the private label CMBS portfolio was $83,000 and $107,000 at June 30, 2012 and December 31, 2011, respectively.

•                  Two loans at June 30, 2012 since lending credit risk is not an observable input for these commercial loans (see Note 4). The unrealized gain on the two loans was $301,000 at June 30, 2012 compared to $268,000 at December 31, 2011.

•                  Financial assets acquired from debtors, includes three life insurance policies. The life expectancies of the insured parties, future premium payments and discount rates used to value these policies are significant unobservable inputs.  As of June 30, 2012, the aggregate fair value and face value of the policies was $1.8 million and $18.2 million, respectively.  There were no gains or losses from changes in fair value recorded in the consolidated statements of operations for the three or six month ended periods ended June 30, 2012.

•                  Credit derivatives are valued based of creditworthiness of the underlying borrower which is a significant unobservable input. The unrealized loss on the credit derivatives was $13,000 at June 30, 2012 compared to $0 at December 31, 2011.

The following measures were made on a recurring basis as of June 30, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$315	$-	$315	$-
State and political subdivisions	350	-	350	-
Corporate securities	7,795	-	7,795	-
Private label commercial mortgage related securities	6,678	-	-	6,678
Agency residential mortgage related securities	236,251	-	236,251	-
Loans (1)	2,863	-	-	2,863
Financial assets acquired from debtors	1,789	-	-	1,789
Derivative contracts (1)	(332)	-	(319)	(13)
Total	$255,709	$-	$244,392	$11,317

 (1)                               Such financial instruments are recorded at fair value as further described in Note 4.

NOTE 9 – FAIR VALUE (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$6,514	$-	$6,514	$-
State and political subdivisions	1,873	-	1,873	-
Corporate securities	14,719	-	14,719	-
Private label residential mortgage related security	122	-	-	122
Private label commercial mortgage related securities	8,906	-	-	8,906
Agency residential mortgage related securities	216,636	-	216,636	-
Loans (1)	2,877	-	-	2,877
Derivative contracts (1)	(279)	-	(279)	-
Total	$251,368	$-	$239,463	$11,905

 (1)          Such financial instruments are recorded at fair value as further described in Note 4.

The following measures were made on a non-recurring basis as of June 30, 2012 and December 31, 2011:

The loans were partially charged off at June 30, 2012 and December 31, 2011.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

For other real estate owned, we used Level 3 inputs, which consist of appraisals or agreements of sale. Other real estate owned is initially recorded on our balance sheet at fair value, net of costs to sell, when we obtain control of the property.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2012	(In Thousands)
Loans	$4,360	$-	$-	$4,360
Mortgage servicing rights	216	-	216	-
Other real estate owned	6,376	-	-	6,376
Total	$10,952	$-	$216	$10,736

As of December 31, 2011
Loans	$2,490	$-	$-	$2,490
Mortgage servicing rights	282	-	282	-
Other real estate owned	2,423	-	-	2,423
Total	$5,195	$-	$282	$4,913

NOTE 9 – FAIR VALUE (CONTINUED)

The following tables include a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3) for the periods of January 1, 2012 to June 30, 2012 and January 1, 2011 to June 30, 2011.

Six Months Ended June 30, 2012

	Private Label	Private Label
	Residential	Commercial		Financial
	Mortgage	Mortgage		Assets
	Related	Related	Derivative	Acquired
	Security	Securities	Contracts	from Debtors	Loans	Total
			(In thousands)

Beginning balance, December 31, 2011	$122	$8,906	$-	$-	$2,877	$11,905
Purchases/ additions	-	-	(13)	1,789	-	1,776
Sales	(70)	-	-	-	-	(70)
Payments received	(7)	(2,197)	-	-	(47)	(2,251)
Premium amortization, net	-	(7)	-	-	-	(7)
Increase/(decrease) in value	(45)	(24)	-	-	33	(36)
Reclassification to Level 3	-	-	-	-	-	-

Ending balance, June 30, 2012	$-	$6,678	$(13)	$1,789	$2,863	$11,317

Six Months Ended June 30, 2011

	Private Label	Private Label
	Residential	Commercial		Financial
	Mortgage	Mortgage		Assets
	Related	Related	Derivative	Acquired
	Security	Securities	Contracts	from Debtors	Loan	Total
			(In thousands)

Beginning balance, December 31, 2010	$166	$11,767	$-	$-	$1,241	$13,174
Purchases	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Payments received	(9)	(2,275)	-	-	(31)	(2,315)
Premium amortization, net	-	(8)	-	-	-	(8)
Increase/(decrease) in value	(5)	(148)	-	-	1	(152)
Reclassification to Level 3	-	-	-	-	-	-

Ending balance, June 30, 2011	$152	$9,336	$-	$-	$1,211	$10,699

There were no transfers made between levels during the six months ended June 30, 2012 or 2011.

NOTE 10 – ACCOUNTING PRONOUNCEMENTS

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

Accounting Standards Update (ASU) No. 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The provisions of ASU No. 2011-05 are intended to improve the comparability, consistency and transparency of financial reporting and to increase prominence of the items reported in other comprehensive income.  The guidance requires entities to report the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous financial statement or in two separate financial statements. This update was effective for the Company on January 1, 2012, and was to be applied retrospectively. Adoption of this update resulted in the addition of the Consolidated Statements of Comprehensive Income and the removal of the Comprehensive Income footnote.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the sections titled “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on

March 12, 2012, in the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 7, 2012 and its other Securities and Exchange Commission reports.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets decreased $3.9 million, or 0.4%, to $1.01 billion at June 30, 2012, compared to $1.02 billion at December 31, 2011. Cash and cash equivalents increased $7.2 million from December 31, 2011 to June 30, 2012 as the Company had excess liquidity due to an increase in deposits and a decrease in loans offset by a decrease in borrowings. These changes were largely driven by the Company’s balance sheet restructuring, which was executed during June 2012.  As part of the restructuring, the Company terminated $56.3 million in long-term borrowings, with an effective rate of 3.50%.  The Company funded these terminations with brokered deposits with a weighted average duration of 0.9 years and a weighted average rate of 0.45%.  Additionally, the Company sold investment securities totaling $72.9 million with a book yield of 2.11% and purchased investment securities totaling $74.3 million with a book yield of 1.63%.

Loans decreased $13.8 million, or 2.1%, from $670.6 million at December 31, 2011 to $656.8 million at June 30, 2012, primarily due to decreases in one-to four-family loans, commercial construction loans, commercial and industrial loans and consumer loans offset by an increase in multi-family and commercial real estate loans. One- to four-family real estate loans decreased $22.1 million, primarily due to normal payments and loan payoffs exceeding new originations for the period and a $4.9 million transfer of one property to assets acquired through foreclosure. Commercial construction loans decreased $3.3 million, primarily due to the payment in full of three loans totaling $9.8 million offset by advances on loans of $6.5 million. Multi-family and commercial real estate loans increased $20.7 million, primarily due to increased line utilization by mortgage banking customers.

Deposits increased $52.9 million, or 7.8%, from $676.6 million at December 31, 2011 to $729.5 million at June 30, 2012. Brokered deposits increased $50.1 million, noninterest-bearing demand accounts increased $27.7 million, savings and club accounts increased $17.7 million, and NOW accounts increased $19.2 million, from December 31, 2011 to June 30, 2012. Offsetting these increases were decreased money market accounts of $25.6 million and non-brokered certificates of deposits of $36.2 million.  The increase in brokered deposits is the result of the Company’s balance sheet restructuring.  The increase in noninterest-bearing demand accounts was primarily due to deposits obtained from commercial borrowing relationships.  The decrease in money market deposits was primarily due to the Company not offering pricing promotions and instead maintaining its money market rates at the midpoint of the market. The decrease in certificates of deposit relates primarily to customer redemptions associated with certificates of deposit obtained during pricing promotions offered in the third and fourth quarters of 2010.    Short-term borrowings increased $6.5 million, or 76.5%, from $8.5 million at December 31, 2011 to $15.0 million at June 30 2012, due to increased utilization of the Company’s overnight borrowing facilities.  Federal Home Loan Bank advances decreased $38.3 million, or 43.4%, from $88.3 million at December 31, 2011 to $50.0 million at June 30, 2012 due to $36.3 million in terminations and principal amortization of $2.0 million.  Other borrowed funds decreased $20.0 million, or 40.0%, from $50.0 million at December 31, 2011 to $30.0 million at June 30, 2012 due to the termination of one borrowing.

Stockholders’ equity decreased $5.5 million to $182.6 million at June 30, 2012 compared to $188.2 million at December 31, 2011 primarily due to treasury stock purchases of $5.9 million, dividends paid of $968,000 and a decrease in accumulated other comprehensive income of $1.6 million, offset by net income of $1.7 million and stock-based compensation of $1.0 million for the six months ended June 30, 2012.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2012 and 2011

General. Net income decreased $718,000, or 57.1%, to $539,000 for the three months ended June 30, 2012, compared to $1.3 million for the three months ended June 30, 2011. The decrease in net income was due to a decrease in net interest income of $109,000, an increase of $391,000 in the provision for loan losses, and an increase in noninterest expense of $3.2 million offset by an increase in noninterest income of $2.6 million and a decrease in income tax expense of $371,000. The Company’s balance sheet restructuring resulted in a decrease in net income of $448,000 for the three months ended June 30, 2012.

Net income decreased $777,000, or 31.0%, to $1.7 million for the six months ended June 30, 2012, compared to $2.5 million for the six months ended June 30, 2011. The decrease was due to an increase in noninterest expense of $3.6 million and an increase in provision for loan losses of $691,000 offset by an increase in net interest income of $249,000, an increase in noninterest income of $2.9 million and a decrease in income tax expense of $369,000. The Company’s balance sheet restructuring resulted in a decrease in net income of $448,000 for the six months ended June 30, 2012.

Net Interest Income. Net interest income decreased $109,000, or 1.4%, to $7.7 million for the three months ended June 30, 2012 compared to $7.8 million for the same period in 2011, primarily due to a decrease in total interest income of $1.2 million offset by a $1.1 million decrease in total interest expense. The decrease in total interest income was primarily due to a decrease in the yield on interest-earning assets from 4.40% to 4.34% and a $81.8 million decrease in the average balance of interest-earning assets.  The decrease in yield was primarily due to a decrease in the yield on net loans from 5.43% to 5.08% and mortgage-related securities from 3.24% to 2.78%. The decrease in the average balance of interest-earning assets was primarily due to a $47.7 million decrease in mortgage-related securities and a $36.3 million decrease in interest-earning demand deposits.  The decrease in total interest expense was due to a $65.2 million decrease in average interest-bearing liabilities and a decrease in the cost of interest-bearing liabilities from 1.98% to 1.55%.  The decrease in average interest-bearing liabilities was primarily due to decreases of $34.2 and $31.0 million in borrowings and interest-bearing deposits, respectively. The decrease in the average cost of interest-bearing deposits from 1.50% to 1.16% was primarily due to a reduction in overall interest rate environment during 2011 and 2012, maturities of higher rate certificates of deposit and reduced rates on other deposit products.  The cost of borrowings decreased from 3.66% to 3.18% primarily due to the maturity of FHLB advances totaling $30.0 million, with an average cost of 4.88%, during the quarter ended September 30, 2011.

Net interest income increased $249,000, or 1.6%, to $15.7 million for the six months ended June 30, 2012 compared to $15.4 million for the same period in 2011, primarily due to a decrease in total interest expense of $2.1 million offset by a reduction of total interest income of $1.9 million. The decrease in total interest expense was due to a $67.8 million decrease in the average interest-bearing liabilities and a decrease in cost of interest-bearing liabilities from 2.00% to 1.59%.  The decrease in average interest-bearing liabilities was primarily due to decreases of $38.5 and $29.3 million in interest bearing deposits and borrowings, respectively. The decrease in the average cost of interest-bearing deposits from 1.54% to 1.20% was primarily due to a reduction in overall interest rate environment during 2011 and 2012, maturities of higher rate certificates of deposit and reduced rates on other deposit products.  The cost of borrowings decreased from 3.67% to 3.18% due to the maturity of FHLB advances totaling $30.0 million, with an average cost of 4.88%, during the quarter ended September 30, 2011.  The decrease in total interest income was primarily due to a decrease in the yield on interest-earning assets from 4.38% to 4.36% and an $83.3 million decrease in the average balance of interest-earning assets.  The decrease in yield was primarily due to a decrease in the yield on net loans from 5.45% to 5.16% and mortgage-related securities from 3.17% to 2.83%. The decrease in the average balance of interest-earning assets was primarily due to a $52.1 million decrease in the average balance of mortgage-related securities and a $38.1 decrease in the average balance of interest-earning demand deposits.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2012 and 2011. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended June 30,						Six Months Ended June 30,
	2012			2011			2012			2011
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$7,207	$2	0.10%	$43,479	$25	0.23%	$7,948	$5	0.11%	$46,078	$53	0.23%
Money market funds		-		-	-	-		-		-	-	0.00%
Mortgage-related securities
Available-for-sale	245,079	1,801	2.94%	279,944	2,426	3.47%	239,798	3,616	3.02%	279,876	4,753	3.40%
Held-to-maturity	36,688	154	1.68%	49,495	239	1.93%	38,263	318	1.66%	50,297	473	1.88
Total mortgage-related securities	281,767	1,955	2.78%	329,439	2,665	3.24%	278,061	3,934	2.83%	330,173	5,226	3.17%
Taxable securities	22,059	78	1.40%	32,032	124	1.54%	23,998	171	1.43%	32,938	264	1.60%
Nontaxable securities	1,075	14	5.45%	5,271	67	5.07%	1,474	33	4.54%	6,098	137	4.50%
Loans (1):
Residential loans	181,603	2,254	4.97%	225,578	2,802	4.97%	186,837	4,646	4.97%	230,629	5,773	5.01%
Commercial loans	429,053	5,660	5.22%	361,571	5,157	5.64%	432,002	11,638	5.33%	359,347	10,212	5.65%
Consumer loans	43,074	448	4.16%	51,598	767	5.95%	43,431	926	4.26%	52,692	1,573	5.97%
Total Loans	653,730	8,362	5.08%	638,747	8,726	5.43%	662,270	17,210	5.16%	642,668	17,558	5.45%
Allowance for loan losses	(11,597)			(12,926)			(11,947)			(12,859)
Net loans	642,133	8,362		625,821	8,726		650,323	17,210		629,809	17,558
Total interest-earning assets	954,241	10,411	4.34%	1,036,042	11,607	4.40%	961,804	21,353	4.36%	1,045,096	23,238	4.38%
Noninterest-earning assets	43,375			40,702			43,116			41,117
Total assets	$997,616			$1,076,744			$1,004,920			$1,086,213
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$163,248	148	0.36%	$171,988	184	0.43%	$164,693	307	0.37%	$176,778	378	0.43%
Savings accounts	95,797	71	0.30%	66,120	39	0.23%	90,907	134	0.30%	60,771	46	0.15%
Brokered deposits	16,288	25	0.62%	-	-	-	13,225	44	0.66%	-	-	0.00%
Certificates of deposit	294,062	1,393	1.90%	362,297	2,019	2.24%	304,686	2,923	1.93%	374,433	4,246	2.29%
Total interest-bearing deposits	569,395	1,637	1.16%	600,405	2,242	1.50%	573,511	3,408	1.20%	611,982	4,670	1.54%

Short-term borrowings	9,300	5	0.22%	-	-	-	9,735	10	0.21%	-	-	0.00%
FHLB advances	80,182	688	3.39%	121,268	1,153	3.76%	84,015	1,442	3.39%	121,824	2,307	3.77%
Other borrowed funds	47,556	410	3.41%	50,000	432	3.42%	48,778	842	3.42%	50,000	859	3.42%
Total borrowings	137,038	1,103	3.18%	171,268	1,585	3.66%	142,528	2,294	3.18%	171,824	3,166	3.67%
Total interest-bearing liabilities	706,433	2,740	1.55%	771,673	3,827	1.98%	716,039	5,702	1.59%	783,806	7,836	2.00%
Noninterest-bearing deposits	101,143			91,511			97,457			89,324
Other noninterest-bearing liabilities	4,712			4,956			5,100			5,441
Total liabilities	812,288			868,140			818,596			878,571
Stockholders’ equity	178,651			201,636			179,683			200,916
Accumulated comprehensive income	6,677			6,968			6,641			6,726
Total stockholder’s equity	185,328			208,604			186,324			207,642
Total liabilities and stockholders’ equity	$997,616			$1,076,744			$1,004,920			$1,086,213

Net interest income		$7,671			$7,780			$15,651			$15,402
Interest rate spread			2.79%			2.42%			2.77%			2.38%
Net interest margin			3.15%			2.95%			3.19%			2.90%
Average interest-earning assets to average interest-bearing liabilities			135.08%			134.26%			134.32%			133.34%

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

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011			Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$(2)	$(21)	$(23)	$(5)	$(43)	$(48)
Money market funds	-	-	-	-	-	-
Mortgage-related securities
Available-for-sale	(323)	(302)	(625)	(456)	(681)	(1,137)
Held-to-maturity	(23)	(62)	(85)	(42)	(113)	(155)
Total mortgage-related securities	(346)	(364)	(710)	(498)	(794)	(1,292)
Taxable securities	(8)	(38)	(46)	(21)	(72)	(93)
Nontaxable securities	1	(54)	(53)	-	(104)	(104)
Loans:						-
Residential loans	(1)	(547)	(548)	(31)	(1,096)	(1,127)
Commercial loans	(459)	962	503	(638)	2,064	1,426
Consumer loans	(193)	(126)	(319)	(371)	(276)	(647)
Total loans	(653)	289	(364)	(1,040)	692	(348)
Total interest-earning assets	(1,008)	(188)	(1,196)	(1,564)	(321)	(1,885)

Interest Expense:
NOW and money market deposits	(27)	(9)	(36)	(46)	(25)	(71)
Savings accounts	16	16	32	66	22	88
Brokered deposits	-	25	25	-	44	44
Certificates of deposit	(246)	(380)	(626)	(532)	(791)	(1,323)
Total interest-bearing deposits	(257)	(348)	(605)	(512)	(750)	(1,262)

Short-term borrowings	-	5	5	-	10	10
FHLB advances	(75)	(390)	(465)	(149)	(716)	(865)
Other borrowed funds	(1)	(21)	(22)	4	(21)	(17)
Total borrowings	(76)	(406)	(482)	(145)	(727)	(872)
Total interest-bearing liabilities	(333)	(754)	(1,087)	(657)	(1,477)	(2,134)

Net change in net interest income	$(675)	$566	$(109)	$(907)	$1,156	$249

Provision for Loan Losses. The Company recorded a provision for loan losses of $1.3 million and $2.6 million for the three and six months ended June 30, 2012, respectively compared to $900,000 and $1.9 million for the three and six months ended June 30, 2011, respectively. The increase in the provision for the three and six months ended June 30, 2012 was primarily due to increased provision related to nonaccrual loans as compared to the prior periods.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At June 30,	At December 31,
	2012	2011
	(Dollars in thousands)
	(Unaudited)
Nonaccrual Loans:
One- to four-family real estate	$1,717	$6,885
Multi-family and commercial real estate	2,915	3,814
Construction	7,766	6,372
Consumer	4,873	7
Commercial and industrial	-	-
Total	17,271	17,078

Accruing loans past due 90 days or more:
Consumer	$-	$3,875
Total	$-	$3,875

Nonperforming Loans	17,271	20,953

Assets acquired through foreclosure	8,165	2,423
Total nonperforming assets	$25,436	$23,376

Total nonperforming loans to total loans	2.59%	3.07%
Total nonperforming loans to total assets	1.71	2.06
Total nonperforming assets to total assets	2.51	2.30

Impaired Loans:
Nonperforming loans	$17,271	$20,953
Troubled debt restructurings	7,747	7,207
Other impaired loans	-	2,354
Total impaired loans	$25,018	$30,514

The following table sets forth our nonaccrual loans by state and loan segment at June 30, 2012 and December 31, 2011. The tables do not include accruing loans past due 90 days or more.

June 30, 2012

	One- to Four- Family Real Estate		Multi Family and Commercial Real Estate		Construction		Consumer		Commercial and Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)

Pennsylvania	3	$308	-	$-	2	$6,588	7	$63	-	$-	12	$6,959
New Jersey	5	1,409	4	2,915	1	1,178	3	231	-	-	13	5,733
Other	-		-	-	-	-	8	4,579	-	-	8	4,579

Total	8	$1,717	4	$2,915	3	$7,766	18	$4,873	-	$-	33	$17,271

December 31, 2011

	One- to Four- Family Real Estate		Multi Family and Commercial Real Estate		Construction		Consumer		Commercial and Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)

Pennsylvania	8	$5,622	3	$801	2	$5,210	1	$7	-	$-	14	$11,640
New Jersey	5	1,263	4	3,013	1	1,162	-	-	-	-	10	5,438

Total	13	$6,885	7	$3,814	3	$6,372	1	$7	-	$-	24	$17,078

The following table provides a rollforward of our nonperforming assets, by loan segment and assets acquired through foreclosure, from December 31, 2011 to June 30, 2012.  The table does not include accruing loans past due 90 days or more.

						Transfer
	At	Additional			Net	To Assets	At
	December	Non-	Return to	Payments	Charge-offs/	Acquired	June
	31,	Performing	Accrual	Received,	Valuation	Through	30,
	2011	Assets, Net	Status	Net	Allowances	Foreclosure	2012
	(Dollars in thousands)
Nonaccrual loans
One- to four-family real estate	$6,885	$553	$(155)	$(122)	$(1,404)	$(4,040)	$1,717
Multi-family and commercial real estate	3,814	744	-	(10)	(711)	(922)	2,915
Construction	6,372	1,778	-	(44)	(340)	-	7,766
Consumer	7	8,560	-	(945)	(960)	(1,789)	4,873
Commercial and industrial	-	-	-	-	-	-	-
Total	17,078	11,635	(155)	(1,121)	(3,415)	(6,751)	17,271

Assets acquired through foreclosure	2,423	35	-	(999)	(45)	6,751	8,165
Total nonperforming assets	$19,501	$11,670	$(155)	$(2,120)	$(3,460)	$-	$25,436

At June 30, 2012, nonperforming assets were comprised of the following:

•                  Three construction loans for residential developments, the largest of which is collateralized by a single family home residential development in Montgomery County, Pennsylvania. The two other nonaccrual construction loans at June 30, 2012 are collateralized by a condominium project located in Atlantic County, New Jersey and by land and improvements associated with a residential housing development in Chester County, Pennsylvania.

•                  Four multi-family and commercial real estate loans, the largest of which is secured by a hotel in Cape May County, New Jersey.

•                  Eight one- to four-family loans, the largest of which is secured by a residential home located in Cape May County, New Jersey.

•                  Eight consumer loans to finance insurance premiums totaling $4.6 million which are secured by the underlying insurance policies and  a guaranty.

•                  Nine consumer loans, each of which is secured by a second or third mortgage position.

•                  One unsecured consumer loan.

•                  Nine properties in assets acquired through foreclosure, with a total carrying value of $6.3 million, the largest of which is a single family residential home located in Montgomery County, Pennsylvania.

•                  Three insurance policies in assets acquired through foreclosure which have a fair value of $1.8 million.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30, 2012		At December 31, 2011
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
One- to four-family real estate	$605	$239	$370	$252
Multi-family and commercial real estate	680	503	-	-
Construction real estate	-	-	-	-
Consumer	261	12	1,097	169
Commercial and industrial	-	-	-	-
Total
	$1,546	$754	$1,467	$421

At June 30, 2012, delinquent loans were comprised of sixteen different loan relationships. Total delinquent loans increased by $412,000 to $2.3 million at June 30, 2012 as compared to $1.9 million at December 31, 2011.  The increase was primarily due to the three multi-family and commercial real estate loans which were current as to monetary payments, but past maturity, totaling $1.2 million.   Offsetting this increase was the migration of consumer loans to finance insurance premiums, totaling $939,000, to nonperforming loans.  As of December 31, 2011, these loans were 30-59 days past due.

Noninterest Income. The following table summarizes noninterest income for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2012	2011	Change	Change	2012	2011	Change	Change
	(Dollars in thousands)

Service charges and other fee income	$385	$452	$(67)	(14.8)%	$774	$779	$(5)	(0.6)%
Net gain on sale of assets acquired through foreclosure	98	20	78	390.0%	127	20	107	535.0
Income on bank-owned life insurance	118	116	2	1.7%	237	230	7	3.0
Other	139	63	76	120.6%	296	89	207	232.6

Total other than temporary impairment loss	-	(398)	398	(100.0)	-	(398)	398	(100.0)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	197	(197)	(100.0)	-	197	(197)	(100.0)
Net other-than-temporary impairment loss	-	(201)	201	(100.0)	-	(201)	201	(100.0)
Gains on sale of investment securities	2,340	-	2,340	100.0	2,340	-	2,340	(100.0)
Net investment securities gains	2,340	(201)	2,541	1,264.2	2,340	(201)	2,541	1,264.2

Total Noninterest Income	$3,080	$450	$2,630	584.4%	$3,774	$917	$2,857	311.6%

Gain on sale of investment securities increased $2.3 million due to the sale of $72.9 million of investments securities during the three months ended June 30, 2012.  Net other-than-temporary impairment loss was $201,000 for the three months ended June 30, 2011 compared to no other-than-temporary impairment recognized during the three months ended June 30, 2012.  Service charges and other fee income decreased $67,000 for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to decreases in loan related fees of $58,000 and deposit related fees of $9,000.  Gain on sale of assets acquired through foreclosure increased $78,000 due to the sale of two properties during the three months ended June 30, 2012.  Other non-interest income increased $76,000 primarily due to increased income on the Bank’s investment in PMA as a result of higher mortgage loan volume.

Gain on sale of investment securities increased $2.3 million due to the sale of $72.9 million of investments securities during the six months ended June 30, 2012.  Net other-than-temporary impairment loss was $201,000 for the three months ended June 30, 2011 compared to no other-than-temporary impairment recognized during the six months ended June 30, 2012.  Gain on sale of assets acquired through foreclosure increased $107,000 due to the sale of three properties during the six months ended June 30, 2012.  Other non-interest income increased $207,000 primarily due to increased income on the Bank’s investment in PMA as a result of higher mortgage loan volume.

Noninterest Expense. The following table summarizes noninterest expense for the three and six months ended June 30, 2012 and 2011.

	Three Months				Six Months
	Ended June 30,		$	%	Ended June 30,		$	%
	2012	2011	Change	Change	2012	2011	Change	Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$3,353	$3,214	$139	4.3%	$6,692	$6,381	$311	4.9%
Occupancy expense	420	434	(14)	(3.2)	879	931	(52)	(5.6)
Furniture and equipment expense	138	104	34	32.7	290	207	83	40.1
Data processing costs	472	418	54	12.9	918	838	80	9.5
Professional fees	489	484	5	1.0	958	835	123	14.7
Marketing expense	106	85	21	24.7	152	145	7	4.8
FDIC premiums	201	229	(28)	(12.2)	382	512	(130)	(25.4)
Assets acquired through foreclosure expense	38	125	(87)	(69.6)	153	144	9	6.3
Loss on extinguishment of debt	3,018	-	3,018	100.0	3,018	-	3,018	100.0
Other	464	387	77	19.9	897	785	112	14.3
Total Noninterest Expense	$8,699	$5,480	$3,219	58.7%	$14,339	$10,778	$3,561	33.0%

Noninterest expense increased $3.2 million for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a $3.0 million loss from debt terminated in conjunction with the Company’s balance sheet restructuring during June 2012. Salaries, benefits and other compensation increased $139,000 primarily as a result of increased compliance staffing, equity award expense and annual merit increases.  Assets acquired through foreclosure expense decreased $87,000 due to reduced provision for loss on assets acquired through foreclosure of $100,000 offset by increased carrying costs of $13,000.

Noninterest expense increased $3.6 million for the six months ended June 30, 2012 compared to the same period in 2011, primarily due a $3.0 million loss from debt terminated in conjunction with the Company’s balance sheet restructuring during June 2012. Salaries, benefits and other compensation increased $311,000 primarily as a result of increased compliance costs, equity award expense and annual merit increases.  Professional fees increased $123,000 for the six months ended June 30, 2012 due to incremental legal costs associated with the Bank’s nonperforming assets.  FDIC premiums decreased $130,000 for the six months ended June 30, 2012 due to a lower assessment rate and lower average asset balances.

Income Taxes. The income tax provision for the three and six months ended June 30, 2012 was $222,000 and $794,000, respectively compared to $593,000 and $1.2 million for the three and six months ended June 30, 2011, respectively. The Bancorp’s effective income tax rate was 29.2% and 31.5% for the three and six months ended June 30, 2012, respectively, compared to 32.1% and 31.7% for the three and six months ended June 30, 2011, respectively. These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

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

The following table presents certain of our contractual obligations as of June 30, 2012 and December 31, 2011.

		Payments Due by Period
			One to
		Less Than	Three	Three to	More Than
Contractual Obligations	Total	One Year	Years	Five Years	Five Years
	(In thousands)
At June 30, 2012
Operating lease obligations (1)	$1,320	$233	$835	$252	$-
FHLB advances and other borrowings (2)	110,585	17,717	5,432	5,440	81,996
Other long-term obligations (3)	3,003	1,887	1,116	-	-
Total	$114,908	$19,837	$7,383	$5,692	$81,996

At December 31, 2011
Operating lease obligations (1)	$300	$300	$-	$-	$-
FHLB advances and other borrowings (2)	169,200	17,890	51,348	11,309	88,653
Other long-term obligations (3)	3,447	1,770	1,677	-	-
Total	$172,947	$19,960	$53,025	$11,309	$88,653

(1)   Represents lease obligations for operations center (which was extended until January 2016 during June 2012), one loan production office and equipment.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $14.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $251.4 million at June 30, 2012.   In addition, at June 30, 2012, we had the ability to borrow a total of approximately $355.6 million from the FHLB of which we had $50.0 million outstanding.  As of June 30, 2012, the Bank also had a maximum borrowing capacity of $58.9 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.

At June 30, 2012, we had $180.0 million in loan commitments outstanding, which consisted of $19.3 million in home equity and consumer loan commitments, $148.1 million in commercial loan commitments, $11.8 million in standby letters of credit, and $887,000 in commercial letters of credit.

Certificates of deposit due within one year of June 30, 2012 totaled $191.9 million, including $38.2 million of brokered deposits, representing 54.6% of certificates of deposit at June 30, 2012, a slight increase from 53.8% at March 31, 2012. We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013.

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

The Bancorp is a separate entity and apart from the Bank and must provide for its own liquidity. As of June 30, 2012, the Bancorp had $20.3 million in cash and cash equivalents compared to $19.2 million as of December 31, 2011.  Substantially all of the Bancorp’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in June 2010 and a $7.9 million dividend payment, representing the Bank’s 2009 and 2010 net income, received from the Bank in April 2012.  In addition to its operating expenses, Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.  Bancorp paid a cash dividend of $0.04 per outstanding share of common stock during each of the first two quarters of 2012.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (and prior to its elimination on July 21, 2011, the Office of Thrift Supervision), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” under applicable regulatory guidelines as of June 30, 2012 and December 31, 2011:

		Minimum
		to be Well
	Ratio	Capitalized

June 30, 2012:
Total risk-based capital (to risk-weighted assets)	23.33%	>10.0%
Tier 1 capital (to risk-weighted assets)	22.32%	> 6.0%
Tier 1 capital (to adjusted assets)	14.82%	> 5.0%

		Minimum
		to be Well
	Ratio	Capitalized

December 31, 2011:
Total risk-based capital (to risk-weighted assets)	23.90%	>10.0%
Tier 1 capital (to risk-weighted assets)	22.88%	> 6.0%
Tier 1 capital (to adjusted assets)	15.30%	> 5.0%

Total stockholders’ equity to total assets was 18.1% at June 30, 2012 and 18.5% at December 31, 2011.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will continue to have an adverse impact on our return on equity until such funds can be deployed into higher yielding assets. The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the period ended June 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2012, there has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 12, 2012, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 7, 2012, which could materially affect our business, financial condition and/or operating results.  As of June 30, 2012, the risk factors of the Company have not changed materially from those reported in the Form 10-K and Form 10-Q, except as described above.  The risks described in the Form 10-K and the Form 10-Q are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table provides certain information with regard to shares repurchased by the Company in the first quarter of 2012:

			Total Number
			of Shares
			Purchased	Maximum
	Total		as Part of	Number of Shares
	Number of	Average	Publicly	that May Yet be
	Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	Per Share	Programs (1)	the Plans or Programs (1)

April 1, 2012 through
April 30, 2012	55,300	$12.98	55,300	902,301

May 1, 2012 through
May 31, 2012	77,700	$12.89	77,700	824,601

June 1, 2012 through
June 30, 2012	34,100	$13.06	34,100	790,501

Total	167,100	$12.96	167,100

(1)          During 2011, the Company announced two repurchase programs under which it would repurchase up to a cumulative 15% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions. On April 25, 2012, the Board of Directors approved an additional stock repurchase plan (the “April 2012 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (637,697 shares). Subject to market conditions and other factors, repurchases related to the April 2012 Plan will begin subsequent to completion of repurchases under the Company’s existing repurchase plans approved in 2011. Under these plans, through June 30, 2012, the Company has purchased a total of 2.0 million shares at a cost of $25.8 million. The April 2012 Plan will continue until it is completed or terminated by the Company’s Board of Directors

Item 3. Defaults upon Senior Securities

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

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

FOX CHASE BANCORP, INC.

Dated: August 6, 2012	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: August 6, 2012	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)