Form 10-Q
period 2012-09-30
Fox Chase Bancorp Inc
filed 2012-11-08
CIK 1485176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐    No  ☒

As of November 1, 2012, there were 12,420,137 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC.

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$120	$734
Interest-earning demand deposits in other banks	14,959	6,852
Total cash and cash equivalents	15,079	7,586
Investment securities available-for-sale	12,507	23,106
Mortgage related securities available-for-sale	285,726	225,664
Mortgage related securities held-to-maturity (fair value of $32,958 at September 30, 2012 and $41,758 at December 31, 2011)	31,651	41,074
Loans, net of allowance for loan losses of $11,220 at September 30, 2012 and $12,075 at December 31, 2011	673,701	670,572
Federal Home Loan Bank stock, at cost	7,407	8,074
Bank-owned life insurance	13,960	13,606
Premises and equipment, net	10,486	10,431
Assets acquired through foreclosure	7,646	2,423
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,443	4,578
Mortgage servicing rights, net	199	316
Deferred tax asset, net	1,292	1,682
Other assets	6,516	5,131
Total Assets	$1,071,233	$1,015,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$703,133	$676,594
Short-term borrowings	51,300	8,500
Federal Home Loan Bank advances	95,000	88,278
Other borrowed funds	30,000	50,000
Advances from borrowers for taxes and insurance	1,096	1,736
Accrued interest payable	345	418
Accrued expenses and other liabilities	6,743	2,145
Total Liabilities	887,617	827,671
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at September 30, 2012 and December 31, 2011)	-	-
Common stock ($.01 par value; 60,000,000 shares authorized, 12,447,637 shares issued and outstanding at September 30, 2012 and 13,037,310 shares issued and outstanding at December 31, 2011)	146	146
Additional paid-in capital	135,857	134,871
Treasury stock, at cost (2,157,800 shares at September 30, 2012 and 1,524,900 shares at December 31, 2011)	(28,307)	(19,822)
Common stock acquired by benefit plans	(10,387)	(11,541)
Retained earnings	79,645	77,971
Accumulated other comprehensive income, net	6,662	6,567
Total Stockholders’ Equity	183,616	188,192

Total Liabilities and Stockholders’ Equity	$1,071,233	$1,015,863

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$8,582	$9,021	$25,792	$26,579
Interest on mortgage related securities	1,888	2,425	5,822	7,651
Interest on investment securities available-for-sale
Taxable	60	116	231	380
Nontaxable	1	28	34	165
Other interest income	-	16	5	69
Total Interest Income	10,531	11,606	31,884	34,844
INTEREST EXPENSE
Deposits	1,578	2,099	4,986	6,769
Short-term borrowings	16	2	26	2
Federal Home Loan Bank advances	450	1,007	1,892	3,314
Other borrowed funds	254	437	1,096	1,296
Total Interest Expense	2,298	3,545	8,000	11,381
Net Interest Income	8,233	8,061	23,884	23,463
Provision for loan losses	470	1,034	3,036	2,909
Net Interest Income after Provision for Loan Losses	7,763	7,027	20,848	20,554
NONINTEREST INCOME
Service charges and other fee income	364	428	1,138	1,207
Net gain on sale of assets acquired through foreclosure	8	57	135	77
Impairment loss on real estate held for investment	-	(110)	-	(110)
Income on bank-owned life insurance	117	119	354	349
Other	248	133	544	222

Total other-than-temporary impairment loss	-	(206)	-	(407)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	46	-	46
Net other-than-temporary impairment loss	-	(160)	-	(361)
Net gains on sale of investment securities	-	-	2,340	-
Net investment securities gains (losses)	-	(160)	2,340	(361)

Total Noninterest Income	737	467	4,511	1,384
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,458	3,297	10,150	9,678
Occupancy expense	415	457	1,294	1,388
Furniture and equipment expense	119	107	409	314
Data processing costs	441	439	1,359	1,277
Professional fees	369	410	1,327	1,245
Marketing expense	65	95	217	240
FDIC premiums	199	170	581	682
Assets acquired through foreclosure expense	962	315	1,115	459
Loss on extinguishment of debt	-	-	3,018	-
Other	370	400	1,267	1,185
Total Noninterest Expense	6,398	5,690	20,737	16,468
Income Before Income Taxes	2,102	1,804	4,622	5,470
Income tax provision	666	572	1,460	1,735
Net Income	$1,436	$1,232	$3,162	$3,735
Earnings per share:
Basic	$0.12	$0.09	$0.27	$0.28
Diluted	$0.12	$0.09	$0.27	$0.28

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Comprehensive Income

(In Thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$1,436	$1,232	$3,162	$3,735

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, net of tax expense (benefit) of $900 and ($45) for the three months ended September 30, 2012 and 2011, respectively and $830 and $632 for the nine months ended September 30, 2012 and 2011, respectively	1,707	(57)	1,605	1,142

Non-credit related unrealized loss on other-than temporary impaired securities, net of tax (benefit) of $16 for the three and nine months ended September 30, 2011	-	(30)	-	(30)

Reclassification adjustments for net investment securities gains included in net income, net of tax expense of $864 for the nine months ended September 30, 2012	-	-	(1,563)	-

Reclassification adjustment for loss included in net income for other-than temporary impaired investment sold, net of tax (benefit) of ($34) for the nine months ended September 30, 2012	-	-	53	-

Other comprehensive income (loss)	1,707	(87)	95	1,112

Comprehensive income	$3,143	$1,145	$3,257	$4,847

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2012 and 2011

(In Thousands, Unaudited)

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2010	$145	$ 133,997	$-	$(9,283)	$74,307	$6,538	$ 205,704
Purchase of treasury stock, net	-	-	(10,398)	-	-	-	(10,398)
Purchase of common stock for equity incentive plan	-	-	-	(3,474)	-	-	(3,474)
Stock based compensation expense	-	759	-	-	-	-	759
Unallocated ESOP shares committed to employees	-	166	-	468	-	-	634
Issuance of stock for vested equity awards	-	(543)	-	590	(47)	-	-
Common stock issued for exercise of vested stock options	1	161	-	-	-	-	162
Dividends paid ($0.06 per share)	-	-	-	-	(863)	-	(863)
Net income	-	-	-	-	3,735	-	3,735
Other comprehensive income	-	-	-	-	-	1,112	1,112

BALANCE - SEPTEMBER 30, 2011	$146	$ 134,540	$(10,398)	$(11,699)	$77,132	$7,650	$ 197,371

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2011	$146	$ 134,871	$ (19,822)	$(11,541)	$77,971	$6,567	$ 188,192
Purchase of treasury stock, net	-	-	(8,485)	-	-	-	(8,485)
Stock based compensation expense	-	873	-	-	-	-	873
Unallocated ESOP shares committed to employees	-	197	-	468	-	-	665
Issuance of stock for vested equity awards	-	(643)	-	686	(43)	-	-
Common stock issued for exercise of vested stock options	-	472	-	-	-	-	472
Excess tax benefit from exercise of stock options and vesting of restricted stock	-	87	-	-	-	-	87
Dividends paid ($0.12 per share)	-	-	-	-	(1,445)	-	(1,445)
Net income	-	-	-	-	3,162	-	3,162
Other comprehensive income	-	-	-	-	-	95	95

BALANCE - SEPTEMBER 30, 2012	$146	$ 135,857	$ (28,307)	$(10,387)	$79,645	$6,662	$ 183,616

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash Flows From Operating Activities
Net income	$3,162	$3,735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,036	2,909
Valuation adjustment for other real estate owned	850	410
Change in fair value of financial assets acquired from debtors	82	-
Impairment loss on real estate held for investment	-	110
Depreciation	623	509
Net amortization of securities premiums and discounts	2,104	2,474
Provision (benefit) for deferred income taxes	390	(94)
Stock compensation from benefit plans	1,538	1,394
Net gain on sale of assets acquired through foreclosure	(135)	(77)
Net gains on sales of investment securities	(2,340)	-
Net other-than-temporary impairment loss	-	361
Additions to assets acquired through foreclosure	(317)	-
Income on bank-owned life insurance	(354)	(349)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(87)	-
Decrease in mortgage servicing rights, net	117	119
(Increase) decrease in accrued interest receivable and other assets	(159)	1,561
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	4,613	(317)
Net Cash Provided by Operating Activities	13,123	12,745

Cash Flows from Investing Activities
Investment securities - available-for-sale:
Purchases	(5,269)	-
Proceeds from sales	6,157	-
Proceeds from maturities, calls and principal repayments	9,866	7,900
Mortgage related securities - available-for-sale:
Purchases	(180,522)	(35,031)
Proceeds from sales	69,067	-
Proceeds from maturities, calls and principal repayments	51,957	55,055
Mortgage related securities - held-to-maturity:
Proceeds from maturities, calls and principal repayments	9,015	5,808
Net decrease in loans	7,815	16,406
Purchases of loans and loan participations	(21,418)	(28,244)
Net decrease in Federal Home Loan Bank stock	667	1,414
Purchases of premises and equipment	(678)	(365)
Proceeds from sales and payments on assets acquired through foreclosure	1,663	1,435
Net Cash (Used in) Provided by Investing Activities	(51,680)	24,378

Cash Flows from Financing Activities
Net increase (decrease) in deposits	26,539	(45,241)
Decrease in advances from borrowers for taxes and insurance	(640)	(787)
Principal payments on other borrowed funds	(20,000)	-
Proceeds from Federal Home Loan Bank Advances	45,000	-
Principal payments on Federal Home Loan Bank advances	(38,278)	(33,377)
Net increase in short-term borrowings	42,800	24,000
Excess tax benefit from exercise of stock options and vesting of restricted stock	87	-
Common stock issued for exercise of stock options	472	162
Acquisition of common stock for equity incentive plan	-	(3,474)
Purchase of treasury stock	(8,485)	(10,398)
Cash dividends paid	(1,445)	(863)
Net Cash Provided by (Used in) Financing Activities	46,050	(69,978)
Net Increase (Decrease) in Cash and Cash Equivalents	7,493	(32,855)
Cash and Cash Equivalents - Beginning	7,586	38,314
Cash and Cash Equivalents - Ending	$15,079	$5,459
Supplemental Disclosure of Cash Flow Information
Interest paid	$8,073	$11,526
Income taxes paid	$1,548	$1,700
Transfers of loans to assets acquired through foreclosure	$7,366	$1,479
Net charge-offs	$3,891	$2,771

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

The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc., Fox Chase Service Corporation, 104 S. Oakland Ave., LLC and Davisville Associates, LLC.  Fox Chase Financial Inc. is a Delaware-chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania chartered company and its purposes are to facilitate the Bank’s investment in PMA and, for regulatory purposes, to hold commercial loans.  At September 30, 2012, Fox Chase Service Corporation held $20.0 million in commercial loans.  104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

During 2012 and 2011, the Bank engaged in certain business activities with PMA.  These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $301,000 and $142,000 for the nine months ended September 30, 2012 and 2011, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $48,000 and $37,000 for the nine months ended September 30, 2012 and 2011, respectively.  In addition, the Bank acquired total loans from PMA of $13.5 million and $6.5 million for the nine months ended September 30, 2012 and 2011, respectively, which includes the cost of the loans.   During September 2010, the Bank provided PMA a term loan in the amount of $1.2 million, which was secured by a residential property owned by PMA.  The loan was paid off during the second quarter of 2011.  The Bank recorded interest income on the term loan of $25,000 for the nine months ended September 30, 2011.

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

The Company follows accounting principles and reporting practices that are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets, the evaluation of other-than-temporary impairment and the valuation of investment securities and assets acquired through foreclosure.

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on March 20, 2012.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

During the quarters ended June 30, 2012 and September 30, 2012, the Company acquired a total of four life insurance policies from debtors in exchange for full satisfaction of debt. As a result, the Company has changed the caption on the consolidated statement of condition from other real estate owned to assets acquired through foreclosure beginning with the Company’s Form 10-Q for the quarterly period ended June 30, 2012.  Below is the significant accounting policy for assets acquired through foreclosure.

Assets Acquired through Foreclosure

Assets acquired through foreclosure consists of other real estate owned and financial assets acquired from debtors.  These assets are obtained through foreclosure, by a deed-in-lieu of foreclosure, in-substance foreclosure or in exchange for satisfaction of debt.

Other real estate owned is carried at the lower of cost or fair value, less estimated selling costs. Costs related to the development or improvement of an acquired property are capitalized. Holding costs and declines in carrying value after acquisition are recorded as assets acquired through foreclosure expense in the consolidated statements of operations.  As of September 30, 2012, the Company held $5.0 million of other real estate owned.

Financial assets acquired from debtors are carried at fair value under the fair value option in accordance with FASB ASC 825 “Financial Instruments”.  Increases or decreases in fair value after acquisition are recorded as assets acquired through foreclosure expense in the consolidated statements of operations.  As of September 30, 2012, the Company held $2.6 million of financial assets acquired from debtors, consisting of four life insurance policies.

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

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)

Net income	$1,436,000	$1,232,000	$3,162,000	$3,735,000

Weighted-average common shares outstanding (1)	12,549,453	14,059,538	12,699,390	14,384,818
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(643,539)	(708,600)	(659,705)	(724,703)
Shares purchased by trust	(370,768)	(263,356)	(383,014)	(200,060)
Weighted-average common shares used to calculate basic earnings per share	11,535,146	13,087,582	11,656,671	13,460,055
Dilutive effect of:
Restricted stock awards	45,074	35,172	36,675	35,694
Stock option awards	138,088	52,935	102,190	49,936
Weighted-average common shares used to calculate diluted earnings per share	11,718,308	13,175,689	11,795,536	13,545,685

Earnings per share-basic	$0.12	$0.09	$0.27	$0.28
Earnings per share-diluted	$0.12	$0.09	$0.27	$0.28

Outstanding common stock equivalents having no dilutive effect	826,441	832,143	870,738	834,620

(1) Excludes treasury stock.

NOTE 2 – INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012 (Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$15	$-	$-	$315
State and political subdivisions	-	-	-	-	-
Corporate securities	12,235	90	(133)	-	12,192
	12,535	105	(133)	-	12,507

Private label commercial mortgage related securities	6,367	98	-	-	6,465
Agency residential mortgage related securities	269,010	10,251	-	-	279,261
Total mortgage related securities	275,377	10,349	-	-	285,726
Total available-for-sale securities	$287,912	$10,454	$(133)	$-	$298,233

Held-to-Maturity Securities:

Agency residential mortgage related securities	$31,651	$1,307	$-	$-	$32,958
Total mortgage related securities	31,651	1,307	-	-	32,958
Total held-to-maturity securities	$31,651	$1,307	$-	$-	$32,958

	December 31, 2011

		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$6,424	$90	$-	$-	$6,514
State and political subdivisions	1,865	8	-	-	1,873
Corporate securities	15,007	16	(304)	-	14,719
	23,296	114	(304)	-	23,106

Private label residential mortgage related security	164	4	-	(46)	122
Private label commercial mortgage related securities	8,799	107	-	-	8,906
Agency residential mortgage related securities	206,285	10,357	(6)	-	216,636
Total mortgage related securities	215,248	10,468	(6)	(46)	225,664
Total available-for-sale securities	$238,544	$10,582	$(310)	$(46)	$248,770

Held-to-Maturity Securities:

Agency residential mortgage related securities	$41,074	$684	$-	$-	$41,758
Total mortgage related securities	41,074	684	-	-	41,758
Total held-to-maturity securities	$41,074	$684	$-	$-	$41,758

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

September 30, 2012 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	-	-	-	-	-	-
Corporate securities	-	-	2,867	(133)	2,867	(133)
	-	-	2,867	(133)	2,867	(133)

Private label commercial mortgage related securities	-	-	-	-	-	-
Agency residential mortgage related securities	-	-	-	-	-	-
Total mortgage related securities	-	-	-	-	-	-
Total available-for-sale securities	$-	$-	$2,867	$(133)	$2,867	$(133)

Held-to-Maturity Securities:
Agency residential mortgage related securities	-	-	-	-	-	-
Total mortgage related securities	-	-	-	-	-	-
Total held-to-maturity securities	$-	$-	$-	$-	$-	$-
Total Temporarily Impaired Securities	$-	$-	$2,867	$(133)	$2,867	$(133)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
				Unrealized
				Losses
				Plus
	Fair	Unrealized	Fair	OTTI	Fair	Unrealized
	Value	Losses	Value	in AOCI	Value	Losses
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	-	-	-	-	-	-
Corporate securities	4,799	(182)	2,878	(122)	7,677	(304)
	4,799	(182)	2,878	(122)	7,677	(304)

Private label residential mortgage related security	-	-	122	(42)	122	(42)
Private label commercial mortgage related securities	-	-	-	-	-	-
Agency residential mortgage related securities	1,538	(6)	-	-	1,538	(6)
Total mortgage related securities	1,538	(6)	122	(42)	1,660	(48)
Total available-for-sale securities	$6,337	$(188)	$3,000	$(164)	$9,337	$(352)

Held-to-Maturity Securities:
Agency residential mortgage related securities	-	-	-	-	-	-
Total mortgage related securities	-	-	-	-	-	-
Total held-to-maturity securities	$-	$-	$-	$-	$-	$-
Total Temporarily Impaired Securities	$6,337	$(188)	$3,000	$(164)	$9,337	$(352)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

During the three months ended June 30, 2012, the Company sold (1) mortgage related securities with an amortized cost of $66.6 million and recognized gross gains of $2.4 million, (2) a private label residential mortgage related security with an amortized cost of $157,000 and recognized a loss of $87,000 and (3) two obligations of U.S. government agencies with an amortized cost of $6.1 million and recognized a gain of $64,000.

As of September 30, 2012, the Company held three private label CMBS with an amortized cost of $6.4 million. These securities had a net unrealized gain of $98,000 at September 30, 2012 and all individual securities were held at an unrealized gain. As of December 31, 2011, the Company held three private label CMBS with an amortized cost of $8.8 million. These securities had a net unrealized gain of $107,000 at December 31, 2011 and all individual securities were held at an unrealized gain.

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

Securities that have been impaired greater than twelve months as of September 30, 2012 consist of one corporate security with a fair value of $2.9 million with a rating of “Baa2”, with an unrealized loss of $133,000.  As of September 30, 2012, this was the only security in an unrealized loss position.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following schedules provide a summary of the components of net investment securities gains (losses) in the Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012 (Unaudited):					Nine Months Ended September 30, 2012 (Unaudited):
			Other-than-					Other-than-
	Gross	Gross	Temporary	Portion of		Gross	Gross	Temporary	Portion of
	Realized	Realized	Impairment	OTTI	Net Gains	Realized	Realized	Impairment	OTTI	Net Gains
	Gains	Losses	Losses	in OCI	(Losses)	Gains	Losses	Losses	in OCI	(Losses)
	(in thousands)					(in thousands)

Obligations of U.S. government agencies	$-	$-	$-	$-	$-	$64	$-	$-	$-	$64
State and political subdivisions	-	-	-	-	-	-	-	-	-	-
Corporate securities	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	64	-	-	-	64

Private label residential mortgage related security	-	-	-	-	-	-	(87)	-	-	(87)
Private label commercial mortgage related securities	-	-	-	-	-	-	-	-	-	-
Agency residential mortgage related securities	-	-	-	-	-	2,363	-	-	-	2,363
Total mortgage related securities	-	-	-	-	-	2,363	(87)	-	-	2,276

Total securities available-for-sale	$-	$-	$-	$-	$-	$2,427	$(87)	$-	$-	$2,340

	Three Months Ended September 30, 2011 (Unaudited):					Nine Months Ended September 30, 2011 (Unaudited):
			Other-than-					Other-than-
	Gross	Gross	Temporary	Portion of		Gross	Gross	Temporary	Portion of
	Realized	Realized	Impairment	OTTI	Net Gains	Realized	Realized	Impairment	OTTI	Net Gains
	Gains	Losses	Losses	in OCI	(Losses)	Gains	Losses	Losses	in OCI	(Losses)
	(in thousands)					(in thousands)

Obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
State and political subdivisions	-	-	-	-	-	-	-	-	-	-
Corporate securities	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-

Private label residential mortgage related security	-	-	(206)	46	(160)	-	-	(407)	46	(361)
Private label commercial mortgage related securities	-	-	-	-	-	-	-	-	-	-
Agency residential mortgage related securities	-	-	-	-	-	-	-	-	-	-
Total mortgage related securities	-	-	(206)	46	(160)	-	-	(407)	46	(361)

Total securities available-for-sale	$-	$-	$(206)	$46	$(160)	$-	$-	$(407)	$46	$(361)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2012 and December 31, 2011 by contractual maturity are as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

September 30, 2012 (Unaudited)
Due in one year or less	$2,034	$2,059	$-	$-
Due after one year through five years	10,501	10,448	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total mortgage related securities	275,377	285,726	31,651	32,958
	$287,912	$298,233	$31,651	$32,958

December 31, 2011
Due in one year or less	$8,022	$8,013	$-	$-
Due after one year through five years	14,072	13,886	-	-
Due after five years through ten years	763	766	-	-
Due after ten years	439	441	-	-
Total mortgage related securities	215,248	225,664	41,074	41,758
	$238,544	$248,770	$41,074	$41,758

Securities with a carrying value of $8.9 million and $8.1 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $39.4 million and $63.2 million, at September 30, 2012 and December 31, 2011, respectively, were used to secure other borrowed funds.   See Note 7.

NOTE 3 - LOANS

The composition of net loans at September 30, 2012, and December 31, 2011 is provided below (in thousands).

	September 30,	December 31,
	2012	2011
	(Unaudited)
Real estate loans:
One- to-four family	$168,201	$198,669
Multi-family and commercial	352,374	313,060
Construction	19,519	18,243
	540,094	529,972

Consumer loans	34,839	44,667
Commercial and industrial loans	109,520	107,781

Total loans	684,453	682,420

Deferred loan origination cost, net	468	227
Allowance for loan losses	(11,220)	(12,075)
Net loans	$673,701	$670,572

The following table presents changes in the allowance for loan losses (in thousands):

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2012	2011	2011
	(Unaudited)
Balance, beginning	$12,075	$12,443	$12,443
Provision for loan losses	3,036	2,909	5,734
Loans charged off	(3,952)	(3,000)	(6,331)
Recoveries	61	229	229
Balance, ending	$11,220	$12,581	$12,075

The following tables present changes in the allowance for loan losses by loan segment for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	For the Nine Months Ended September 30, 2012 (Unaudited)
	One- to Four- Family	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$1,760	$6,112	$869	$455	$2,657	$222	$12,075
Provision for loan losses	228	855	574	1,243	(1)	137	3,036
Loans charged off	(1,408)	(887)	(340)	(1,317)	-	-	(3,952)
Recoveries	4	11	46	-	-	-	61
Balance, ending	$584	$6,091	$1,149	$381	$2,656	$359	$11,220

NOTE 3 - LOANS (CONTINUED)

	For the Year Ended December 31, 2011
	One- to Four- Family	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$1,990	$4,624	$3,260	$665	$1,707	$197	$12,443
Provision for loan losses	324	2,608	1,010	221	1,546	25	5,734
Loans charged off	(567)	(1,290)	(3,445)	(433)	(596)	-	(6,331)
Recoveries	13	170	44	2	-	-	229
Balance, ending	$1,760	$6,112	$869	$455	$2,657	$222	$12,075

The following tables set forth the breakdown of impaired loans by loan segment as of September 30, 2012 and December 31, 2011.

September 30, 2012 (Unaudited)

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonaccrual	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(In thousands)
Real estate loans:
One- to four-family	$2,010	$511	$-	$2,521	$2,521	$-
Multi-family and commercial	3,974	6,817	165	10,956	9,465	1,491
Construction	7,085	-	-	7,085	7,085	-
Consumer loans	4,316	14	-	4,330	475	3,855
Commercial and industrial	-	-	-	-	-	-
Total	$17,385	$7,342	$165	$24,892	$19,546	$5,346

December 31, 2011

					Impaired	Impaired
			Other	Total	Loans	Loans
	Nonaccrual	Accruing	Impaired	Impaired	with	without
	Loans	TDRs	Loans	Loans	Allowance	Allowance
	(In thousands)
Real estate loans:
One- to four-family	$6,885	$307	$-	$7,192	$7,192	$-
Multi-family and commercial	3,814	6,836	-	10,650	9,570	1,080
Construction	6,372	-	-	6,372	6,372	-
Consumer loans	7	64	6,229	6,300	6,300	-
Commercial and industrial	-	-	-	-	-	-
Total	$17,078	$7,207	$6,229	$30,514	$29,434	$1,080

For the nine months ended September 30, 2012 and 2011, the average recorded investment in impaired loans was $26.9 million and $28.6 million, respectively.  The interest income recognized on these impaired loans was $248,000 and $376,000 for the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, six troubled debt restructurings (“TDRs”), totaling $7.4 million, are excluded from the accruing TDR column above as they are included in the nonaccrual loans. Of this amount, $7.1 million relates to two construction loans.  The Bank has commitments of $1.3 million to lend additional funds related to these construction loans.  Additionally, the Bank had three residential loan TDRs totaling $254,000 and one consumer loan TDR totaling $8,000 which are included in the nonaccrual loans and total impaired loans.

NOTE 3 - LOANS (CONTINUED)

At December 31, 2011, two TDRs totaling $5.2 million are excluded from the accruing TDR column as they are included in nonaccrual loans and total impaired loans.

The following table sets forth a summary of the TDR activity for the three and nine month periods ended September 30, 2012 and 2011:

	For the Three Months Ended September 30, 2012					For the Nine Months Ended September 30, 2012
				TDRs that Defaulted in					TDRs that Defaulted in
				Current Quarter that					Current Period that
				were Restructured in					were Restructured in
	Restructured Current Quarter			the Prior Twelve Months		Restructured Current Period			the Prior Twelve Months
		Pre-	Post-		Post-		Pre-	Post-		Post-
		Modification	Modification		Modification		Modification	Modification		Modification
		Outstanding	Outstanding		Outstanding		Outstanding	Outstanding		Outstanding
	Number	Recorded	Recorded	Number	Recorded	Number	Recorded	Recorded	Number	Recorded
	of Loans	Investment	Investment	of Loans	Investment	of Loans	Investment	Investment	of Loans	Investment
	(Dollars in Thousands, Unaudited)					(Dollars in Thousands, Unaudited)
Real estate loans:
One- to four-family	-	$-	$-	3	$254	3	$400	$400	3	$254
Multi-family and commercial	-	-	-	-	-	1	519	519	-	-
Construction	-	-	-	-	-	-	-	-	-	-
Consumer loans	1	14	14	1	8	1	14	14	1	8
Commercial and industrial	-	-	-	-	-	-	-	-	-	-
Total	1	$14	$14	4	$262	5	$933	$933	4	$262

	For the Three Months Ended September 30, 2011					For the Nine Months Ended September 30, 2011
				TDRs that Defaulted in					TDRs that Defaulted in
				Current Quarter that					Current Period that
				were Restructured in					were Restructured in
	Restructured Current Year to Date			the Prior Twelve Months		Restructured Current Year to Date			the Prior Twelve Months
		Pre-	Post-		Post-		Pre-	Post-		Post-
		Modification	Modification		Modification		Modification	Modification		Modification
		Outstanding	Outstanding		Outstanding		Outstanding	Outstanding		Outstanding
	Number	Recorded	Recorded	Number	Recorded	Number	Recorded	Recorded	Number	Recorded
	of Loans	Investment	Investment	of Loans	Investment	of Loans	Investment	Investment	of Loans	Investment
	(Dollars in Thousands, Unaudited)					(Dollars in Thousands, Unaudited)
Real estate loans:
One- to four-family	-	$-	$-	-	$-	-	$-	$-	-	$-
Multi-family and commercial	-	-	-	-	-	1	4,673	4,673	-	-
Construction	-	-	-	1	3,164	-	-	-	1	3,164
Consumer loans	-	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	1	600
Total	-	$-	$-	1	$3,164	1	$4,673	$4,673	2	$3,764

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. TDRs are included in impaired loans. TDRs typically result from the Company’s loss mitigation activities, which, among other activities, could include extension of maturity, rate reductions, payment extension, and/or principal forgiveness.

At September 30, 2012, the Bank had twelve TDRs, totaling $14.7 million, of which $13.8 million were TDRs at December 31, 2011:

•                  Two construction loans totaling $7.1 million.

•                  Two multi-family and commercial real estate loans totaling $6.3 million.

•                  Two residential loans totaling $368,000.

•                  One consumer loan totaling $8,000.

NOTE 3 - LOANS (CONTINUED)

In addition, new TDRs during the nine months ended September 30, 2012, which totaled $925,000 at September 30, 2012, were comprised of the following:

•                  One multi-family and commercial real estate loan classified, totaling $514,000, which was first classified as a TDR during the three months ended March 31, 2012.  The loan was classified as a TDR as the Bank agreed to restructure the terms of the loan, which included reducing payments to interest only for a period of seven months.

•                  Three other residential loans, totaling $397,000, which were first classified as TDRs during the nine months ended September 30, 2012, as the Bank agreed to modified terms with the borrowers, which included delayed repayment of principal and interest.

•               One consumer loan, totaling $14,000, which was first classified as a TDR during the three months ended September 30, 2012.

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of September 30, 2012 and December 31, 2011.

September 30, 2012 (Unaudited)	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonaccrual	Accruing	Impaired	Impaired
	Loans	TDRs	Loans	Loans	General	Total
	(In thousands)
Real estate loans:
One- to four-family	$259	$5	$-	$264	$320	$584
Multi-family and commercial	240	1,001	12	1,253	4,838	6,091
Construction	821	-	-	821	328	1,149
Consumer loans	115	1	-	116	265	381
Commercial and industrial	-	-	-	-	2,656	2,656
Unallocated	-	-	-	-	359	359
Total allowance for loan losses	$1,435	$1,007	$12	$2,454	$8,766	$11,220

	Allowance for Loan Losses
	Impaired Loans

December 31, 2011			Other	Total
	Nonaccrual	Accruing	Impaired	Impaired
	Loans	TDR’s	Loans	Loans	General	Total
	(In thousands)

Real estate loans:
One- to four-family	$1,394	$3	$-	$1,397	$363	$1,760
Multi-family and commercial	466	975	-	1,441	4,671	6,112
Construction	565	-	-	565	304	869
Consumer loans	7	7	156	170	285	455
Commercial and industrial	-	-	-	-	2,657	2,657
Unallocated	-	-	-	-	222	222
Total allowance for loan losses	$2,432	$985	$156	$3,573	$8,502	$12,075

NOTE 3 - LOANS (CONTINUED)

Loans on which the accrual of interest has been discontinued amounted to $17.4 million at September 30, 2012 and $17.1 million at December 31, 2011. If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $1.2 million and $1.1 million for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. There was $165,000 and $3.9 million of loans past due 90 days or more and still accruing interest at September 30, 2012 and December 31, 2011, respectively. There were $14.7 million and $12.4 million of loans classified as troubled debt restructurings as of September 30, 2012 and December 31, 2011 respectively.

The following table sets forth past due loans by segment as of September 30, 2012 and December 31, 2011.

	At September 30,		At December 31,
	2012		2011
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
One- to four-family real estate	$542	$459	$370	$252
Multi-family and commercial real estate	54	-	-	-
Construction	-	64	-	-
Consumer	104	-	1,097	169
Commercial and industrial	-	-	-	-
Total
	$700	$523	$1,467	$421

We use six primary classifications for loans: pass, pass watch, special mention, substandard, doubtful and loss, of which three classifications are for problem loans: substandard, doubtful and loss. “Substandard loans” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful loans” have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified “loss” is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. We also maintain a “special mention” category, described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. If we classify an asset as loss, it is recorded as a loan charged off in the current period.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth criticized and classified loans by segment as of September 30, 2012 and December 31, 2011.

	At September 30, 2012
	One- to Four-Family Loans	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$166,191	$332,158	$12,434	$30,523	$106,823	$648,129
Special mention loans	-	7,342	-	-	1,753	9,095
Substandard loans	2,010	12,874	7,085	4,316	944	27,229
Doubtful loans	-	-	-	-	-	-

Total loans	$168,201	$352,374	$19,519	$34,839	$109,520	$684,453

	At December 31, 2011
	One- to Four-Family Loans	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$191,784	$285,515	$11,871	$38,431	$102,101	$629,702
Special mention loans	-	13,226	-	6,229	1,407	20,862
Substandard loans	6,885	14,319	6,372	7	4,273	31,856
Doubtful loans	-	-	-	-	-	-

Total loans	$198,669	$313,060	$18,243	$44,667	$107,781	$682,420

NOTE 4 – DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered an interest rate swap with a current notional amount of $967,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%. The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $214,000 at September 30, 2012 and December 31, 2011.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging”.  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments”.

On October 12, 2011, the Company entered an interest rate swap with a current notional amount of $1.6 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%. The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $116,000 and $65,000 at September 30, 2012 and December 31, 2011, respectively.  Hedge ineffectiveness resulted in income of $2,000 for the three months ended September 30, 2012 and a loss of $5,000 for the nine months ended September 30, 2012.  The difference between changes in the fair values of interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations.

NOTE 4 – DERIVATIVES AND HEDGING (CONTINUED)

Credit Derivatives

We have entered into agreements with a third-party financial institution whereby the financial institution entered into interest rate derivative contracts and foreign currency swap contracts with customers referred to them by us. By the terms of the agreements, the financial institution has recourse to the Company for any exposure created under each swap contract in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. These transactions represent credit derivatives and are a customary arrangement that allows financial institutions like us to provide access to interest rate and foreign currency swap transactions for our customers without creating the swap ourselves.  The Company records the fair value of credit derivatives in other liabilities on the consolidated statement of condition.   The Company recognizes changes in the fair value of credit derivatives, net of any fees received, as service charges and other fee income in the consolidated statements of operations.

At September 30, 2012, there were three variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $9.8 million, and remaining maturities ranging from 7 to 10 years.  The fair value of the swaps to the customers was a liability of $234,000 as of September 30, 2012 and all swaps were in paying positions to the third-party financial institution.  As of September 30, 2012, the fair value of the Company’s interest rate swap credit derivatives was a liability of $30,000. During the three and nine months ended September 30, 2012, the Company recognized income of $34,000 and $36,000, respectively, from interest rate swap credit derivatives.

At September 30, 2012, there were two foreign currency swap transactions between the third-party financial institution and our customers with a notional amount aggregating approximately $530,000, and remaining maturities ranging from 2 to 3 months.  The aggregate fair value of these swaps to the customers was a liability of $9,000 as of September 30, 2012. At September 30, 2012, the fair value of the Company’s credit derivatives was a liability of $1,000.   During the three and nine months ended September 30, 2012, the Company recognized income of $4,000 and $33,000, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 5- MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $38.8 million and $54.8 million at September 30, 2012 and 2011, respectively, and $50.0 million at December 31, 2011.

The following summarizes mortgage servicing rights activity for the nine months ended September 30, 2012 and 2011 (in thousands) (unaudited):

			Net
	Servicing	Valuation	Carrying
	Rights	Allowance	Value
Balance at December 31, 2011	$455	$(139)	$316
Reductions	-	(16)	(16)
Amortization	(101)	-	(101)
Balance at September 30, 2012	$354	$(155)	$199

Balance at December 31, 2010	$579	$(131)	$448
Reductions	-	(41)	(41)
Amortization	(78)	-	(78)
Balance at September 30, 2011	$501	$(172)	$329

At September 30, 2012, December 31, 2011 and September 30, 2011, the fair value of the mortgage servicing rights (“MSRs”) was $199,000, $322,000 and $333,000, respectively.  The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage

NOTE 5- MORTGAGE SERVICING ACTIVITY  (CONTINUED)

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

NOTE 6 - DEPOSITS

Deposits and their respective weighted average interest rate at September 30, 2012 and December 31, 2011 consist of the following (dollars in thousands):

	September 30,		December 31,
	2012		2011

	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)

Noninterest-bearing demand accounts	-%	$103,306	-%	$84,374
NOW accounts	0.41	62,690	0.39	45,948
Money market accounts	0.27	101,426	0.38	127,667
Savings and club accounts	0.25	97,707	0.29	80,740
Brokered deposits	0.36	60,198	0.53	10,162
Certificates of deposit	1.76	277,806	2.03	327,703

	0.84%	$703,133	1.12%	$676,594

NOTE 7 – BORROWINGS

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of September 30, 2012, the Bank had $138.1 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
	(in thousands)

August 2014	$10,000	0.52%	Not Applicable	Not Applicable
September 2014	15,000	0.41%	Not Applicable	Not Applicable
March 2015	10,000	0.49%	Not Applicable	Not Applicable
August 2015	10,000	0.68%	Not Applicable	Not Applicable
November 2017	15,000	3.62%	November 2012	LIBOR + 0.10%
November 2017	15,000	3.87%	November 2012	LIBOR + 0.10%
December 2017	20,000	2.83%	December 2012	LIBOR + 0.11%
	$95,000	2.02%

During the three months ended June 30, 2012, the Company terminated $36.3 million of FHLB borrowings at a pre-tax cost of $1.5 million, which was recorded in loss on extinguishment of debt in the consolidated statement of operations.

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

NOTE 7 – BORROWINGS (CONTINUED)

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $346.0 million at September 30, 2012. Additionally, as of September 30, 2012, the Bank has a maximum borrowing capacity of $53.3 million with the Federal Reserve Bank of Philadelphia through the Discount Window.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount equal to at least 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  The FHLB also indicated that it may increase its individual member stock investment requirements.  As of September 30, 2012, the Company’s minimum stock obligation was $6.5 million and a maximum stock obligation was $11.7 million.  Beginning in the first quarter of 2012, the FHLB of Pittsburgh resumed paying a quarterly dividend on its common stock, calculated at an annual rate of 0.10% of the Bank’s average stock held during the previous quarter.

Other Borrowed Funds – Long Term

During the three months ended June 30, 2012, the Company terminated $20.0 million of other long-term borrowings at a pre-tax cost of $1.5 million, which was recorded in loss on extinguishment of debt in the consolidated statement of operations.

Other borrowed funds obtained from large commercial banks under security repurchase agreements totaled $30.0 million at September 30, 2012.  These borrowings contractually mature with dates ranging from September 2018 through November 2018 and may be called by the lender based on the underlying agreements.  Accordingly, the contractual maturities below may differ from actual maturities.

			Next	Subsequent
Maturity Date	Amount	Coupon Rate	Call Date	Call Frequency
	(in thousands)

September 2018	$10,000	3.40%	Not Applicable	Not Applicable
September 2018	5,000	3.20%	Not Applicable	Not Applicable
October 2018	5,000	3.15%	October 2012	Quarterly
October 2018	5,000	3.27%	Not Applicable	Not Applicable
November 2018	5,000	3.37%	November 2013	Not Applicable
	$30,000	3.30%

Mortgage backed securities with a fair value of $38.1 million at September 30, 2012 were used to secure these other borrowed funds.

Other Borrowed Funds – Short Term

As of September 30, 2012 and December 31, 2011, the Company had $51.3 million and $8.5 million, respectively, of short-term borrowings.  The short-term borrowings at September 30, 2012 have a blended weighted average rate of 0.24% and the borrowings at December 31, 2011 had a blended weighted average rate of 0.25%.  Short-term borrowings consist of overnight and term borrowings with an original maturity less than one year.  Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB.

NOTE 8 – STOCK BASED COMPENSATION

During the nine months ended September 30, 2012, the Company recorded $873,000 of stock based compensation expense comprised of stock option expense of $350,000 and restricted stock expense of $523,000.

The following is a summary of the Bancorp’s stock option activity and related information for the nine months ended September 30, 2012:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2011	788,142	$11.23	6.6 years	$1,111,000
Granted	146,550	13.15
Exercised	(43,227)	10.94
Forfeited / Cancelled	(12,669)	11.04
Outstanding at September 30, 2012	878,796	$11.57	6.5 years	$3,562,000
Exercisable at September 30, 2012	566,152	$11.26	5.3 years	$2,466,000

The following is a summary of the Company’s unvested options as of September 30, 2012 and the changes therein during the nine months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2011	322,530	$3.15
Granted	146,550	3.57
Vested	(143,767)	3.11
Forfeited / Cancelled	(12,669)	3.12
Unvested at September 30, 2012	312,644	$3.36

Expected future expense relating to the 312,644 non-vested options outstanding as of September 30, 2012 is $944,000 over a weighted average period of 4.0 years.

The fair value of the options granted in 2012 ranged from $3.56 to $3.92. The fair value was based on the following assumptions:

Expected Dividend Yield	1.82%
Expected Volatility	32.04% - 32.47%
Risk-Free Interest Rate	0.86% - 1.10%
Expected Option Life in Years	6.50

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of the status of the Company’s restricted stock as of September 30, 2012 and changes therein during the nine months then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value

Unvested at December 31, 2011	119,990	$11.54
Granted	69,950	13.14
Vested	(56,108)	11.47
Forfeited / Cancelled	(3,025)	12.08
Unvested at September 30, 2012	130,807	$12.41

Expected future compensation expense relating to the 130,807 restricted shares at September 30, 2012 is $1.5 million over a weighted average period of 4.1 years.

During the three months ended June 30, 2012, the Company granted 22,500 shares of performance based restricted stock to certain executive officers of the Company.  50% of the awarded performance based stock will vest on the third anniversary of the grant, 25% will vest on the fourth anniversary of the grant, and 25% will vest on the fifth anniversary of the grant, in each case subject to the achievement of certain performance metrics.  The performance metrics to be evaluated during the performance period are (1) return on assets compared to peer group and (2) earnings growth rate compared to peer group.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011:

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

Derivative Contracts

The fair values of derivative contracts are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account underlying interest rates, creditworthiness of underlying customers for credit derivatives and, when appropriate, the creditworthiness of the counterparties.

NOTE 9 – FAIR VALUE (CONTINUED)

Off-Balance Sheet Financial Instruments

Fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present creditworthiness of the counterparties.

The estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011 were as follows (in thousands):

		September 30, 2012		December 31, 2011
		(Unaudited)		(Audited)
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$15,079	$15,079	$7,586	$7,586
Available for sale securities:
Investment securities available-for-sale	Level 2	12,507	12,507	23,106	23,106
Private label residential mortgage related security	Level 3	-	-	122	122
Private label commercial mortgage related securities	Level 3	6,465	6,465	8,906	8,906
Agency residential mortgage related securities	Level 2	279,261	279,261	216,636	216,636
Held to maturity securities:
Agency mortgage related securities	Level 2	31,651	32,958	41,074	41,758
Loans receivable, net	Level 3	673,701	676,136	670,572	672,847
Federal Home Loan Bank stock	Level 3	7,407	7,407	8,074	8,074
Accrued interest receivable	Level 3	3,443	3,443	4,578	4,578
Mortgage servicing rights	Level 2	199	199	316	322
Financial assets acquired from debtors	Level 3	2,604	2,604	-	-

Financial liabilities:
Savings and club accounts	Level 2	97,707	97,707	80,740	80,740
Demand, NOW and money market deposits	Level 2	267,422	267,422	257,989	257,989
Brokered deposits	Level 2	60,198	60,197	10,162	10,129
Certificates of deposit	Level 2	277,806	280,648	327,703	330,941
Short-term borrowings	Level 2	51,300	51,300	8,500	8,500
Federal Home Loan Bank advances	Level 2	95,000	101,181	88,278	95,878
Other borrowed funds	Level 2	30,000	33,821	50,000	55,103
Accrued interest payable	Level 2	345	345	418	418
Derivative contracts	Level 2, 3	361	361	279	279

Off-balance sheet instruments	Level 3	-	1,124	-	1,443

NOTE 9 – FAIR VALUE (CONTINUED)

The Company classified four types of financial instruments carried at fair value as Level 3 as of September 30, 2012:

•                  Private label commercial mortgage related securities (“CMBS”), the fair value of which are difficult to determine because they are not actively traded in securities markets.  The net unrealized gain in the private label CMBS portfolio was $98,000 and $107,000 at September 30, 2012 and December 31, 2011, respectively.

•                  Two loans at September 30, 2012 since lending credit risk is not an observable input for these commercial loans (see Note 4). The unrealized gain on the two loans was $314,000 at September 30, 2012 compared to $268,000 at December 31, 2011.

•                  Financial assets acquired from debtors, includes four life insurance policies. The life expectancies of the insured parties, future premium payments and discount rates used to value these policies are significant unobservable inputs.  As of September 30, 2012, the aggregate fair value and face value of the policies was $2.6 million and $25.2 million, respectively.  Losses resulting from changes in fair value, totaling $82,000, for the three and nine month periods ended September 30, 2012, were recorded in assets acquired through foreclosure expense in the consolidated statements of operations.

•                  Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input. The unrealized loss on the credit derivatives was $31,000 at September 30, 2012 compared to $0 at December 31, 2011.

The following measures were made on a recurring basis as of September 30, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$315	$-	$315	$-
State and political subdivisions	-	-	-	-
Corporate securities	12,192	-	12,192	-
Private label commercial mortgage related securities	6,465	-	-	6,465
Agency residential mortgage related securities	279,261	-	279,261	-
Loans (1)	2,853	-	-	2,853
Financial assets acquired from debtors	2,604	-	-	2,604
Derivative contracts (1)	(361)	-	(330)	(31)
Total	$303,329	$-	$291,438	$11,891

(1)           Such financial instruments are recorded at fair value as further described in Note 4.

NOTE 9 – FAIR VALUE (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$6,514	$-	$6,514	$-
State and political subdivisions	1,873	-	1,873	-
Corporate securities	14,719	-	14,719	-
Private label residential mortgage related security	122	-	-	122
Private label commercial mortgage related securities	8,906	-	-	8,906
Agency residential mortgage related securities	216,636	-	216,636	-
Loans (1)	2,877	-	-	2,877
Derivative contracts (1)	(279)	-	(279)	-
Total	$251,368	$-	$239,463	$11,905

(1)           Such financial instruments are recorded at fair value as further described in Note 4.

The following measures were made on a non-recurring basis as of September 30, 2012 and December 31, 2011:

The loans were partially charged off at September 30, 2012 and December 31, 2011.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

For other real estate owned, we used Level 3 inputs, which consist of appraisals or agreements of sale. Other real estate owned is initially recorded on our balance sheet at fair value, net of costs to sell, when we obtain control of the property.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2012	(In Thousands)
Loans	$2,951	$-	$-	$2,951
Mortgage servicing rights	199	-	199	-
Other real estate owned	5,042	-	-	5,042
Total	$8,192	$-	$199	$7,993

As of December 31, 2011
Loans	$2,490	$-	$-	$2,490
Mortgage servicing rights	282	-	282	-
Other real estate owned	2,423	-	-	2,423
Total	$5,195	$-	$282	$4,913

NOTE 9 – FAIR VALUE (CONTINUED)

The following tables include a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3) for the periods of December 31, 2011 to September 30, 2012 and December 31, 2010 to September 30, 2011.

Nine Months Ended September 30, 2012
	Private Label	Private Label
	Residential	Commercial		Financial
	Mortgage	Mortgage		Assets
	Related	Related	Derivative	Acquired
	Security	Securities	Contracts	from Debtors	Loans	Total
	(In thousands)

Beginning balance, December 31, 2011	$122	$8,906	$-	$-	$2,877	$11,905
Purchases/additions	-	-	(36)	2,404	-	2,368
Sales	(70)	-	-	-	-	(70)
Payments (received) made	(7)	(2,432)	-	282	(70)	(2,227)
Premium amortization, net	-	-	-	-	-	-
Increase/(decrease) in value	(45)	(9)	5	(82)	46	(85)
Reclassification to Level 3	-	-	-	-	-	-

Ending balance, September 30, 2012	$-	$6,465	$(31)	$2,604	$2,853	$11,891

Nine Months Ended September 30, 2011
	Private Label	Private Label
	Residential	Commercial		Financial
	Mortgage	Mortgage		Assets
	Related	Related	Derivative	Acquired
	Security	Securities	Contracts	from Debtors	Loan	Total
	(In thousands)

Beginning balance, December 31, 2010	$166	$11,767	$-	$-	$1,241	$13,174
Purchases	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Payments received	(23)	(2,399)	-	-	(47)	(2,469)
Premium amortization, net	-	(11)	-	-	-	(11)
Increase/(decrease) in value	(14)	(263)	-	-	56	(221)
Reclassification to Level 3	-	-	-	-	-	-

Ending balance, September 30, 2011	$129	$9,094	$-	$-	$1,250	$10,473

There were no transfers made between levels during the nine months ended September 30, 2012 or 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, Hurricane Sandy negatively impacting our asset quality and earnings, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the sections titled “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on

March 12, 2012, in the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2012 and its other Securities and Exchange Commission reports.

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

Valuation and Other-Than-Temporary Impairment of Investment Securities.  Investment securities are reviewed quarterly to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its current carrying value, management is required to assess whether the decline is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, and the probability, extent and timing of a valuation recovery and Fox Chase Bancorp’s intent to sell the security or if it is more likely than not that the security will be required to be sold before recovery of its amortized cost. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as market yields, interest rates of equity or market declines. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets increased $55.4 million, or 5.5%, to $1.07 billion at September 30, 2012, compared to $1.02 billion at December 31, 2011. This increase was primarily driven by increased investments securities and cash and cash equivalents.  Total investments securities increased $40.0 million, or 13.8%, from $289.4 million at December 31, 2011 to $329.9 million at September 30, 2012.  This increase was driven by a $60.0 million, or 26.6%, increase in mortgage related securities available-for-sale offset by decreases in non-mortgage related securities available-for-sale of $10.6 million, or 45.9%, and mortgage related securities held-to-maturity of $9.4 million, or 22.9%.  Cash and cash equivalents increased $7.5 million from December 31, 2011 to September 30, 2012, as the Company had excess liquidity due to increased short-term borrowings and the timing of loan payoffs.

Loans increased $3.1 million, or 0.5%, from $670.6 million at December 31, 2011 to $673.7 million at September 30, 2012, primarily due to increases in multi-family and commercial real estate loans, commercial construction loans and commercial and industrial loans offset by decreases in one-to four-family loans and consumer loans.  Multi-family and commercial real estate loans increased $39.3 million, primarily due to increased line utilization by mortgage banking customers and new loan production.  Commercial and industrial loans increased $1.7 million and commercial construction loans increased $1.3 million, primarily due to increased utilization of commitments and new loan production.  One- to four-family real estate loans decreased $30.5 million and consumer loans decreased $9.8 million, primarily due to normal payments and loan payoffs exceeding new originations for the period.

Deposits increased $26.5 million, or 3.9%, from $676.6 million at December 31, 2011 to $703.1 million at September 30, 2012.  From December 31, 2011 to September 30, 2012, brokered deposits increased $50.0 million, noninterest-bearing demand accounts increased $18.9 million, savings and club accounts increased $17.0 million, and NOW accounts increased $16.7 million. Offsetting these increases were decreased money market accounts of $26.2 million and non-brokered certificates of deposits of $49.9 million.  The increase in brokered deposits is primarily the result of the Company’s balance sheet restructuring during the three months ended June 30, 2012 and the Bank’s decision to utilize this source of relatively low-cost funding.  The increase in noninterest-bearing demand accounts is primarily due to deposits obtained from commercial borrowing relationships.  The decrease in money market deposits was primarily due to the Company not offering pricing promotions and instead maintaining its money market rates at the midpoint of the market. The decrease in certificates of deposit relates primarily to customer redemptions associated with certificates of deposit obtained during pricing promotions offered in 2010.   Short-term borrowings increased $42.8 million from $8.5 million at December 31, 2011 to $51.3 million at September 30, 2012, due to increased utilization of the Company’s overnight and other short-term borrowing facilities.  Federal Home Loan Bank advances increased $6.7 million, or 7.6%, from $88.3 million at December 31, 2011 to $95.0 million at September 30, 2012 due to incremental borrowings, totaling $45.0 million, offset by terminations of $36.3 million and principal amortization of $2.0 million.  Other borrowed funds decreased $20.0 million, or 40.0%, from $50.0 million at December 31, 2011 to $30.0 million at September 30, 2012 due to the termination of one borrowing.

Stockholders’ equity decreased $4.6 million to $183.6 million at September 30, 2012 compared to $188.2 million at December 31, 2011 primarily due to stock repurchases of $8.5 million, dividends paid of $1.5 million offset by an net income of $3.2 million and stock-based compensation activity of $2.1 million, and an increase in accumulated other comprehensive income of $95,000 for the nine months ended September 30, 2012.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2012 and 2011

General. Net income increased $204,000, or 16.6%, to $1.4 million for the three months ended September 30, 2012, compared to $1.2 million for the three months ended September 30, 2011. The increase in net income was due to an increase in net interest income of $172,000, a decrease of $564,000 in the provision for loan losses and an increase in noninterest income of $270,000 offset by an increase in noninterest expense of $708,000 and an increase in income tax expense of $94,000.  Contributing to the increase in noninterest expense is an increase in valuation adjustments on assets acquired through foreclosure of $577,000.

Net income decreased $573,000, or 15.3%, to $3.2 million for the nine months ended September 30, 2012, compared to $3.7 million for the nine months ended September 30, 2011. The decrease was due to an increase in noninterest expense of $4.3 million and an increase in provision for loan losses of $127,000 offset by an increase in net interest income of $421,000, an increase in noninterest income of $3.1 million and a decrease in income tax expense of $275,000.  Contributing to the increase in noninterest expense is a loss of $3.0 million on the extinguishment of debt and an increase in valuation adjustments on assets acquired through foreclosure of $522,000. The increase in noninterest income was primarily the result of a $2.7 million increase in net investment securities gains.

Net Interest Income. Net interest income increased $172,000, or 2.1%, to $8.2 million for the three months ended September 30, 2012 compared to $8.1 million for the same period in 2011, primarily due to a decrease in total interest expense of $1.2 million offset by a decrease in total interest income of $1.1 million. The decrease in total interest expense was due to a $26.7 million decrease in average interest-bearing liabilities and a decrease in the cost of interest-bearing liabilities from 1.85% to 1.25%.  The decrease in average interest-bearing liabilities was primarily due to a decrease of $38.9 million in average borrowings offset by an increase of $12.2 million in interest-bearing deposits. The decrease in the average cost of interest-bearing liabilities was due to decreases in the average cost of interest-bearing deposits from 1.40% to 1.03% and a decrease in the average cost of borrowings from 3.53% to 2.36%.  The decrease in the average cost of interest-bearing deposits reflects a reduction in the overall interest rate environment during 2011 and 2012, maturities of higher rate certificates of deposit and reduced rates on other deposit products.  The decrease in the average cost borrowings is primarily due to the termination of FHLB advances and other borrowed funds, totaling $56.3 million, with an average cost of funds of 3.50%, during the three months ended June 30, 2012 and the maturity of FHLB advances totaling $30.0 million, with an average cost of 4.88%, during the three months ended September 30, 2011.   The decrease in total interest income was primarily due to a decrease in the yield on interest-earning assets from 4.46% to 4.25% and a $29.7 million decrease in the average balance of interest-earning assets.  The decrease in yield was primarily due to decreases in the yields on total loans from 5.45% to 5.02% and mortgage-related securities from 3.07% to 2.56%. The decrease in the average balance of interest-earning assets was primarily due to a $22.5 million decrease in interest-earning demand deposits, a $20.9 million decrease in mortgage-related securities and a $16.4 million decrease in non-mortgage-related securities offset by a $30.1 million increase in net loans.

Net interest income increased $421,000, or 1.8%, to $23.9 million for the nine months ended September 30, 2012 compared to $23.5 million for the same period in 2011, primarily due to a decrease in total interest expense of $3.4 million offset by a decrease in total interest income of $3.0 million. The decrease in total interest expense was due to a $54.1 million decrease in average interest-bearing liabilities and a decrease in the cost of interest-bearing liabilities from 1.95% to 1.48%.  The decrease in average interest-bearing liabilities was primarily due to decreases of $32.5 million in average borrowings and $21.6 million in interest-bearing deposits, respectively. The decrease in the average cost of interest-bearing liabilities was due to decreases in the average cost of interest-bearing deposits from 1.49% to 1.14% and a decrease in the average cost of borrowings from 3.62% to 2.97%.  The decrease in the average cost of interest-bearing deposits reflects a reduction in the overall interest rate environment during 2011 and 2012, maturities of higher rate certificates of deposit and reduced rates on other deposit products.  The decrease in the average cost of borrowings is primarily due to the termination of FHLB advances and other borrowed funds, totaling $56.3 million, with an average cost of funds of 3.50%, during the three months ended June 30, 2012 and the maturity of FHLB advances totaling $30.0 million, with an average cost of 4.88%, during the three months ended September 30, 2011.   The decrease in total interest income was primarily due to a decrease in the yield on interest-earning assets from 4.41% to 4.33% and a $65.4 million decrease in the average balance of interest-earning assets.  The decrease in yield was primarily due to a decrease in the yield on total loans from 5.45% to 5.15% and mortgage-related securities from 3.14% to 2.74%. The decrease in the average balance of interest-earning assets was primarily due to a $41.7 million decrease in mortgage-related securities, a $32.9 million decrease in interest-earning demand deposits, and a $14.6 million decrease in non-mortgage-related securities offset by a $23.7 million increase in net loans.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2012 and 2011. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012			2011			2012			2011
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$5,741	$-	0.05%	$28,268	$16	0.22%	$7,213	$5	0.10%	$40,141	$69	0.23%
Mortgage-related securities
Available-for-sale	261,232	1,747	2.67%	268,606	2,240	3.34%	246,942	5,363	2.90%	276,119	6,993	3.38%
Held-to-maturity	33,682	141	1.68%	47,209	185	1.56%	36,736	459	1.67%	49,268	658	1.78%
Total mortgage-related securities	294,914	1,888	2.56%	315,815	2,425	3.07%	283,678	5,822	2.74%	325,387	7,651	3.14%
Taxable securities	17,207	60	1.38%	31,516	116	1.47%	21,734	231	1.41%	32,464	380	1.56%
Nontaxable securities	4	1	87.75%	2,105	28	5.30%	984	34	4.65%	4,767	165	4.62%
Loans:
Residential loans	174,127	2,106	4.84%	215,787	2,707	5.02%	182,600	6,752	4.93%	225,682	8,480	5.01%
Commercial loans	470,864	6,076	5.13%	387,128	5,601	5.66%	444,956	17,726	5.32%	368,607	15,813	5.66%
Consumer loans	36,584	400	4.37%	49,754	713	5.73%	41,149	1,314	4.26%	51,713	2,286	5.89%
Total Loans	681,575	8,582	5.02%	652,669	9,021	5.45%	668,705	25,792	5.15%	646,002	26,579	5.45%
Allowance for loan losses	(11,615)			(12,834)			(11,836)			(12,851)
Net loans	669,960	8,582		639,835	9,021		656,869	25,792		633,151	26,579
Total interest-earning assets	987,826	10,531	4.25%	1,017,539	11,606	4.46%	970,478	31,884	4.33%	1,035,910	34,844	4.41%
Noninterest-earning assets	44,930			44,186			43,720			42,140
Total assets	$1,032,756			$1,061,725			$1,014,198			$1,078,050
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$164,733	138	0.33%	$174,336	192	0.44%	$164,706	444	0.36%	$175,964	570	0.43%
Savings accounts	98,265	61	0.25%	72,707	49	0.27%	93,360	195	0.28%	64,750	95	0.20%
Brokered deposits	60,351	76	1.81%	-	-	-	28,934	120	1.89%	-	-	-
Certificates of deposit	285,853	1,303	0.50%	349,936	1,858	2.11%	298,409	4,227	0.55%	366,267	6,104	2.23%
Total interest-bearing deposits	609,202	1,578	1.03%	596,979	2,099	1.40%	585,409	4,986	1.14%	606,981	6,769	1.49%

Short-term borrowings	26,834	16	0.24%	2,116	2	0.29%	77,504	26	0.23%	705	2	0.30%
FHLB advances	64,484	450	2.78%	108,085	1,007	3.64%	15,434	1,892	3.26%	117,244	3,314	3.73%
Other borrowed funds	30,000	254	3.36%	50,000	437	3.42%	42,519	1,096	3.44%	50,000	1,296	3.42%
Total borrowings	121,318	720	2.36%	160,201	1,446	3.53%	135,457	3,014	2.97%	167,949	4,612	3.62%
Total interest-bearing liabilities	730,520	2,298	1.25%	757,180	3,545	1.85%	720,866	8,000	1.48%	774,930	11,381	1.95%
Noninterest-bearing deposits	114,983			91,414			103,299			90,021
Other noninterest-bearing liabilities	3,529			9,176			4,576			6,686
Total liabilities	849,032			857,770			828,741			871,637
Stockholders’ equity	178,169			195,957			179,178			199,263
Accumulated comprehensive income	5,555			7,998			6,279			7,150
Total stockholder’s equity	183,724			203,955			185,457			206,413
Total liabilities and stockholders’ equity	$1,032,756			$1,061,725			$1,014,198			$1,078,050

Net interest income		$8,233			$8,061			$23,884			$23,463
Interest rate spread			3.00%			2.61%			2.85%			2.46%
Net interest margin			3.29%			3.10%			3.24%			2.96%
Average interest-earning assets to average
interest-bearing liabilities			135.22%			134.39%			134.63%			133.68%

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

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	Compared to			Compared to
	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$(3)	$(13)	$(16)	$(7)	$(57)	$(64)
Mortgage-related securities
Available-for-sale	(433)	(60)	(493)	(892)	(738)	(1,630)
Held-to-maturity	10	(54)	(44)	(31)	(168)	(199)
Total mortgage-related securities	(423)	(114)	(537)	(923)	(906)	(1,829)
Taxable securities	(4)	(52)	(56)	(24)	(125)	(149)
Nontaxable securities	1	(28)	(27)	-	(131)	(131)
Loans:
Residential loans	(78)	(523)	(601)	(109)	(1,619)	(1,728)
Commercial loans	(736)	1,211	475	(1,362)	3,275	1,913
Consumer loans	(124)	(189)	(313)	(505)	(467)	(972)
Total loans	(938)	499	(439)	(1,976)	1,189	(787)
Total interest-earning assets	(1,367)	292	(1,075)	(2,930)	(30)	(2,960)

Interest Expense:
NOW and money market deposits	(44)	(10)	(54)	(90)	(36)	(126)
Savings accounts	(6)	18	12	59	41	100
Brokered deposits	-	76	76	-	120	120
Certificates of deposit	(214)	(341)	(555)	(746)	(1,131)	(1,877)
Total interest-bearing deposits	(264)	(257)	(521)	(777)	(1,006)	(1,783)

Short-term borrowings	-	14	14	-	24	24
FHLB advances	(150)	(407)	(557)	(298)	(1,124)	(1,422)
Other borrowed funds	(9)	(174)	(183)	(7)	(193)	(200)
Total borrowings	(159)	(567)	(726)	(305)	(1,293)	(1,598)
Total interest-bearing liabilities	(423)	(824)	(1,247)	(1,082)	(2,299)	(3,381)

Net change in net interest income	$(944)	$1,116	$172	$(1,848)	$2,269	$421

Provision for Loan Losses. The Company recorded a provision for loan losses of $470,000 and $3.0 million for the three and nine months ended September 30, 2012, respectively, compared to $1.0 million and $2.9 million for the three and nine months ended September 30, 2011, respectively.  The decrease in provision for the three months ended September 30, 2012 was primarily due to the payoff of two substandard loan relationships, totaling $13.7 million, which resulted in a reduction of loan loss reserve.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At September 30,	At December 31,
	2012	2011
	(Dollars in thousands)
	(Unaudited)
Nonaccrual Loans:
One- to four-family real estate	$2,010	$6,885
Multi-family and commercial real estate	3,974	3,814
Construction	7,085	6,372
Consumer	4,316	7
Commercial and industrial	-	-
Total	17,385	17,078

Accruing loans past due 90 days or more:
Multi-family and commercial real estate	165	-
Consumer	$-	$3,875
Total	$165	$3,875

Nonperforming Loans	17,550	20,953

Assets acquired through foreclosure	7,646	2,423
Total nonperforming assets	$25,196	$23,376

Total nonperforming loans to total loans	2.56%	3.07%
Total nonperforming loans to total assets	1.64	2.06
Total nonperforming assets to total assets	2.35	2.30

Impaired Loans:
Nonperforming loans	$17,550	$20,953
Troubled debt restructurings	7,342	7,207
Other impaired loans	-	2,354
Total impaired loans	$24,892	$30,514

The following table sets forth our nonaccrual loans by state and loan segment at September 30, 2012 and December 31, 2011. The tables do not include accruing loans past due 90 days or more.

September 30, 2012

	One- to Four- Family Real Estate		Multi Family and Commercial Real Estate		Construction		Consumer		Commercial and Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)

Pennsylvania	6	$501	-	$-	2	$7,085	6	$148	-	$-	14	$7,734
New Jersey	6	1,509	4	2,739	-	-	3	313	-	-	13	4,561
Other	-	-	1	1,235	-	-	7	3,855	-	-	8	5,090

Total	12	$2,010	5	$3,974	2	$7,085	16	$4,316	-	$-	35	$17,385

December 31, 2011

	One- to Four- Family Real Estate		Multi Family and Commercial Real Estate		Construction		Consumer		Commercial and Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)

Pennsylvania	8	$5,622	3	$801	2	$5,210	1	$7	-	$-	14	$11,640
New Jersey	5	1,263	4	3,013	1	1,162	-	-	-	-	10	5,438

Total	13	$6,885	7	$3,814	3	$6,372	1	$7	-	$-	24	$17,078

The following table provides a rollforward of our nonperforming assets, by loan segment and assets acquired through foreclosure, from December 31, 2011 to September 30, 2012.  The table does not include accruing loans past due 90 days or more.

						Transfer
	At	Additional			Net	To Assets	At
	December	Non-	Return to	Payments	Charge-offs/	Acquired	September
	31,	Performing	Accrual	Received,	Valuation	Through	30,
	2011	Assets, Net	Status	Net	Allowances	Foreclosure	2012
	(Dollars in thousands)
Nonaccrual loans
One- to four-family real estate	$6,885	$851	$(155)	$(127)	$(1,404)	$(4,040)	$2,010
Multi-family and commercial real estate	3,814	1,978	-	(10)	(886)	(922)	3,974
Construction	6,372	2,297	-	(1,244)	(340)	-	7,085
Consumer	7	8,997	(34)	(948)	(1,302)	(2,404)	4,316
Commercial and industrial	-	-	-	-	-	-	-
Total	17,078	14,123	(189)	(2,329)	(3,932)	(7,366)	17,385

Assets acquired through foreclosure	2,423	317	-	(1,528)	(932)	7,366	7,646
Total nonperforming assets	$19,501	$14,440	$(189)	$(3,857)	$(4,864)	$-	$25,031

At September 30, 2012, nonperforming assets were comprised of the following:

•

Two construction loans for residential developments, the largest of which is collateralized by land and improvements associated with a residential housing development in Chester County, Pennsylvania. The other nonaccrual construction loan at September 30, 2012 is collateralized by a residential housing development in Montgomery County, Pennsylvania.

•	Six multi-family and commercial real estate loans, the largest of which is secured by a restaurant in Delaware.

•	Twelve one- to four-family loans, the largest of which is secured by a residential home located in Cape May County, New Jersey.

•	Seven consumer loans to finance insurance premiums, totaling $3.9 million which are secured by the underlying insurance policies.

•	Nine consumer loans, each of which is secured by a second or third lien mortgage position.

•	Six properties in assets acquired through foreclosure, with a total carrying value of $5.0 million, the largest of which is a residential home located in Montgomery County, Pennsylvania.

•	Four insurance policies in assets acquired through foreclosure which have a fair value of $2.6 million.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30, 2012		At December 31, 2011
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
One- to four-family real estate	$542	$459	$370	$252
Multi-family and commercial real estate	54	-	-	-
Construction	-	64	-	-
Consumer	104	-	1,097	169
Commercial and industrial	-	-	-	-
Total
	$700	$523	$1,467	$421

At September 30, 2012, delinquent loans were comprised of seventeen different loan relationships. Total delinquent loans decreased by $665,000 to $1.2 million at September 30, 2012 from $1.9 million at December 31, 2011.  The decrease was primarily the migration of insurance premiums finance loans, totaling $939,000, to nonperforming loans.

Noninterest Income. The following table summarizes noninterest income for the three and nine months ended September 30, 2012 and 2011.

	Three Months				Nine Months
	Ended September 30,		$	%	Ended September 30,		$	%
	2012	2011	Change	Change	2012	2011	Change	Change
	(Dollars in thousands)

Service charges and other fee income	$364	$428	$(64)	(15.0)%	$1,138	$1,207	$(69)	(5.7)%
Net gain on sale of assets acquired through foreclosure	8	57	(49)	(86.0)	135	77	58	75.3
Impairment loss on real estate held for investment	-	(110)	110	100.0	-	(110)	110	100.0
Income on bank-owned life insurance	117	119	(2)	(1.7)	354	349	5	1.4
Other	248	133	115	86.5	544	222	322	145.0

Total other than temporary impairment loss	-	(206)	206	(100.0)	-	(407)	407	(100.0)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	46	(46)	(100.0)	-	46	(46)	(100.0)
Net other-than-temporary impairment loss	-	(160)	160	(100.0)	-	(361)	361	(100.0)
Net gain on sale of investment securities	-	-	-	100.0	2,340	-	2,340	(100.0)
Net investment securities gains	-	(160)	160	100.0	2,340	(361)	2,701	748.2

Total Noninterest Income	$737	$467	$270	57.8%	$4,511	$1,384	$3,127	225.9%

For the three months ended September 30, 2012, compared to the same period in 2011, service charges and other fee income decreased $64,000, primarily due to decreases in loan related fees of $80,000 and deposit related fees of $13,000 offset by an increase in credit derivative income of $29,000.  During the three months ended September 30, 2012, there was no net other-than-temporary impairment loss or impairment loss on real estate held for investment compared to $160,000 and $110,000, respectively, for the three months ended September 30, 2011.  Other noninterest income increased $115,000, primarily due to an increase of income on the Bank’s investment in PMA as a result of higher mortgage loan volume.

For the nine months ended September 30, 2012, compared to the same period in 2011, service charges and other fee income decreased $69,000, primarily due to decreases in loan related fees of $72,000 offset by an increase in deposit related fees of $3,000.  There was no net other-than-temporary impairment loss or impairment loss on real estate held for investment during the nine months ended September 30, 2012, compared to $361,000 and $110,000, respectively, for the nine months ended September 30, 2011. Net gain on sale of investment securities was $2.3 million, compared to no gain in the same period in 2011, due to the sale of $72.9 million of investments securities during the three months ended June 30, 2012.  Other noninterest income increased $322,000, primarily due to an increase of income on the Bank’s investment in PMA as a result of higher mortgage loan volume.

Noninterest Expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2012 and 2011.

	Three Months				Nine Months
	Ended September 30,		$	%	Ended September 30,		$	%
	2012	2011	Change	Change	2012	2011	Change	Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$3,458	$3,297	$161	4.9%	$10,150	$9,678	$472	4.9%
Occupancy expense	415	457	(42)	(9.2)	1,294	1,388	(94)	(6.8)
Furniture and equipment expense	119	107	12	11.2	409	314	95	30.3
Data processing costs	441	439	2	0.5	1,359	1,277	82	6.4
Professional fees	369	410	(41)	(10.0)	1,327	1,245	82	6.6
Marketing expense	65	95	(30)	(31.6)	217	240	(23)	(9.6)
FDIC premiums	199	170	29	17.1	581	682	(101)	(14.8)
Assets acquired through foreclosure expense	962	315	647	205.4	1,115	459	656	142.9
Loss on extinguishment of debt	-	-	-	-	3,018	-	3,018	100.0
Other	370	400	(30)	(7.5)	1,267	1,185	82	6.9
Total Noninterest Expense	$6,398	$5,690	$708	12.4%	$20,737	$16,468	$4,269	25.9%

For the three months ended September 30, 2012 compared to the same period in 2011, salaries, benefits and other compensation increased $161,000, primarily as a result of increased compliance staffing, stock-based compensation expense and annual merit increases.  Assets acquired through foreclosure expense increased $647,000, primarily due to an increase in valuation adjustments of $577,000.

For the nine months ended September 30, 2012, compared to the same period in 2011, salaries, benefits and other compensation increased $472,000, primarily as a result of increased compliance costs, stock-based compensation expense and annual merit increases.  FDIC premiums decreased $101,000 due to a lower assessment rate and lower average asset balances.  Assets acquired through foreclosure expense increased $656,000, primarily due to an increase in valuation adjustments of $522,000.  Loss on extinguishment of debt was $3.0 million in conjunction with the Company’s balance sheet restructuring during the three months ended June 30, 2012.

Income Taxes. The income tax provision for the three and nine months ended September 30, 2012 was $666,000 and $1.5 million, respectively, compared to $572,000 and $1.7 million for the three and nine months ended September 30, 2011, respectively. The Bancorp’s effective income tax rate was 31.7% and 31.6% for the three and nine months ended September 30, 2012, respectively, compared to 31.7% for both the three and nine months ended September 30, 2011, respectively.

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

The following table presents certain of our contractual obligations as of September 30, 2012 and December 31, 2011.

		Payments Due by Period
			One to
		Less Than	Three	Three to	More Than
Contractual Obligations	Total	One Year	Years	Five Years	Five Years
	(In thousands)
At September 30, 2012
Operating lease obligations (1)	$1,280	$295	$840	$145	$-
FHLB advances and other borrowings (2)	191,743	54,251	50,741	5,440	81,311
Other long-term obligations (3)	2,573	1,873	700	-	-
Total	$195,596	$56,419	$52,281	$5,585	$81,311

At December 31, 2011
Operating lease obligations (1)	$300	$300	$-	$-	$-
FHLB advances and other borrowings (2)	169,200	17,890	51,348	11,309	88,653
Other long-term obligations (3)	3,447	1,770	1,677	-	-
Total	$172,947	$19,960	$53,025	$11,309	$88,653

(1)          Represents lease obligations for operations center (which was extended until January 2016 in June 2012), one loan production office and equipment.

(2)          Includes principal and projected interest payments.

(3)          Represents obligations to the Company’s third party data processing provider and other vendors.

We regularly adjust our investments in liquid assets and short-term borrowing position based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) cash flows on our investments; (4) yields available on interest-earning deposits and securities; and (5) the objectives of our asset/liability management policy. We use a variety of measures to assess our liquidity needs, which are provided to our Asset/Liability Management Committee on a regular basis. Our policy is to maintain net liquidity of at least 50% of our funding obligations over the next month. Additionally, our policy is to maintain an amount of cash and short-term marketable securities equal to at least 15% of net deposits and liabilities that will mature in one year or less.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $15.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $298.2 million at September 30, 2012.   In addition, at September 30, 2012, we had the ability to borrow a total of approximately $346.0 million from the FHLB of which we had $95.0 million outstanding.  As of September 30, 2012, the Bank also had a maximum borrowing capacity of $53.3 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of September 30, 2012, the Bank had overnight borrowing facilities with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks.

At September 30, 2012, we had $149.9 million in loan commitments outstanding, which consisted of $18.7 million in home equity and consumer loan commitments, $118.6 million in commercial loan commitments, $11.7 million in standby letters of credit, and $859,000 in commercial letters of credit.

Certificates of deposit due within one year of September 30, 2012 totaled $191.9 million, including $38.1 million of brokered deposits, representing 56.8% of certificates of deposit at September 30, 2012, an increase from 54.6% at June 30, 2012. We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013.

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

The Bancorp is a separate entity and apart from the Bank and must provide for its own liquidity. As of September 30, 2012, the Bancorp had $19.6 million in cash and cash equivalents compared to $19.2 million as of December 31, 2011.  The Bancorp’s cash and cash equivalents represent proceeds it retained from the Bank’s mutual-to-stock conversion completed in June 2010, a $7.9 million dividend, representing the Bank’s 2010 and 2011 net income, received from the Bank in April 2012 and a $1.9 million dividend, representing the Bank’s net income for the six months ended June 30, 2012, received from the Bank in September 2012.  In addition to its operating expenses, Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.  Bancorp paid a cash dividend of $0.04 per outstanding share of common stock during each of the first three quarters of 2012.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” under applicable regulatory guidelines as of September 30, 2012 and December 31, 2011:

		Minimum
		to be Well
	Ratio	Capitalized

September 30, 2012:
Total risk-based capital (to risk-weighted assets)	22.39%	>10.0%
Tier 1 capital (to risk-weighted assets)	21.37%	> 6.0%
Tier 1 capital (to adjusted assets)	14.01%	> 5.0%

		Minimum
		to be Well
	Ratio	Capitalized

December 31, 2011:
Total risk-based capital (to risk-weighted assets)	23.90%	>10.0%
Tier 1 capital (to risk-weighted assets)	22.88%	> 6.0%
Tier 1 capital (to adjusted assets)	15.30%	> 5.0%

Total stockholders’ equity to total assets was 17.1% at September 30, 2012 and 18.5% at December 31, 2011.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will continue to have an adverse impact on our return on equity until such funds can be deployed into higher yielding assets. The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the period ended September 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2012, there has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

A significant amount of our loans are secured by property located on the Southern New Jersey barrier islands, which properties may have been damaged by Hurricane Sandy

As of September 30, 2012, the Company’s loan portfolio includes approximately $70 million of commercial loans and $50 million of residential and home equity mortgage loans, which combined represent approximately 17.5% of our total loan portfolio, to businesses and individuals located on the barrier islands of New Jersey in Atlantic and Cape May Counties.  The barrier islands of New Jersey were severely damaged by Hurricane Sandy from October 28, 2012 to October 31, 2012.  On most collateral dependent loans, our exposure is limited due to the existence of flood and property insurance.  We monitor our borrower’s insurance coverage on a regular basis and force place insurance, as necessary.  We are in the process of assessing the damage that may have occurred to the underlying properties and there is a risk that collateral for these loans has been damaged.  As of the date of this filing, the Company does not have the information required to determine the extent of potential loss related to these loans.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 12, 2012, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012, which could materially affect our business, financial condition and/or operating results.  As of September 30, 2012, the risk factors of the Company have not changed materially from those reported in the Form 10-K and Form 10-Q, except as described above.  The risks described in the Form 10-K and the Form 10-Q are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table provides certain information with regard to shares repurchased by the Company in the third quarter of 2012:

			Total Number
			of Shares
			Purchased	Maximum
	Total		as Part of	Number of Shares
	Number of	Average	Publicly	that May Yet be
	Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	Per Share	Programs (1)	the Plans or Programs (1)

July 1, 2012 through
July 31, 2012	1,400	$13.99	1,400	789,101

August 1, 2012 through
August 31, 2012	118,500	$14.85	118,500	670,601

September 1, 2012 through
September 30, 2012	51,700	$14.83	51,700	618,901

Total	171,600	$14.83	171,600

(1)

During 2011, the Company announced two repurchase programs under which it would repurchase, in the aggregate, up to 15% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions. On April 25, 2012, the Board of Directors approved an additional stock repurchase plan (the “April 2012 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (637,697 shares). Under these plans, through September 30, 2012, the Company has purchased a total of 2.2 million shares at a cost of $28.3 million. The April 2012 Plan will continue until it is completed or terminated by the Company’s Board of Directors

Item 3. Defaults upon Senior Securities

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
101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

FOX CHASE BANCORP, INC.

Dated: November 8, 2012	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: November 8, 2012	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)