Form 10-K
period 2012-12-31
Fox Chase Bancorp Inc
filed 2013-03-13
CIK 1485176

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-54025

FOX CHASE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2379633 (I.R.S. Employer Identification No.)
4390 Davisville Road, Hatboro, Pennsylvania (Address of principal executive offices)	19040 (Zip Code)

         Registrant's telephone number, including area code: (215) 682-7400

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2012 was approximately $168.7 million. Solely for purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be held by affiliates.

         The number of shares outstanding of the registrant's common stock as of March 1, 2013 was 12,305,564.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for its 2013 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K by reference.

        This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Fox Chase Bancorp, Inc. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Fox Chase Bancorp, Inc.'s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Fox Chase Bancorp, Inc. and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the credit quality and composition of the loan and investment portfolios, valuation of assets acquired through foreclosure, deposit flows, competition, demand for loan products and for financial services in Fox Chase Bancorp, Inc.'s market area, changes in real estate market values in Fox Chase Bancorp, Inc.'s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform as required. Additional factors that may affect our results are discussed in Item 1A to this annual report titled "Risk Factors."

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

        Unless the context indicates otherwise, all references in this annual report to "Company," "we," "us" and "our" refer to Fox Chase Bancorp, Inc. and its subsidiary.

ITEM 1.    BUSINESS

General

        Fox Chase Bancorp, Inc. (the "Bancorp" or the "Company") is a Maryland corporation that was incorporated in March 2010 to be the successor corporation to old Fox Chase Bancorp, Inc. ("Old Fox Chase Bancorp"), the former stock holding company for Fox Chase Bank (the "Bank"), upon completion of the mutual-to-stock conversion of Fox Chase MHC, the former mutual holding company for Fox Chase Bank.

        The mutual-to-stock conversion was completed on June 29, 2010. In connection with the conversion, Bancorp sold 8,712,500 shares of common stock at $10.00 per share in a public offering. Concurrent with the completion of the offering, shares of Old Fox Chase Bancorp's common stock owned by public stockholders were exchanged for 1.0692 shares of Bancorp common stock. Additionally, as part of the mutual-to-stock conversion, the Bank's Employee Stock Ownership Plan ("ESOP") acquired 348,500 shares, or 4.0% of Bancorp's issued shares, at $10.00 per share. Net proceeds from the conversion and offering, after the loan made to the ESOP, were approximately $77.8 million.

        Financial information presented in this annual report is derived in part from the consolidated financial statements of Fox Chase Bancorp, Inc. and subsidiaries on and after June 29, 2010 and from the consolidated financial statements of Old Fox Chase Bancorp and subsidiaries prior to June 29, 2010.

        Bancorp's business activities consist of the ownership of the Bank's capital stock, making loans to the ESOP and the management of the offering proceeds it retained. Bancorp does not own or lease any property. Instead, it uses the premises, equipment and other property of the Bank. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to the Bank. As a savings and loan holding company, Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

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

        The Bank's website address is www.foxchasebank.com. Information on our website should not be considered a part of this annual report.

Market Area

        We are headquartered in Hatboro, Pennsylvania, which is approximately fifteen miles north of Center City, Philadelphia. We maintain two offices in Montgomery County, Pennsylvania, one office in each of Philadelphia, Chester and Delaware Counties, Pennsylvania and three offices in Bucks County, Pennsylvania. All eight of these branch offices are in the Philadelphia-Camden-Wilmington metropolitan statistical area. We maintain three offices in southern New Jersey; one in Atlantic County and two in Cape May County.

        Philadelphia Market Area.    The economy of our Philadelphia market area is primarily dominated by the service sector. According to published statistics, the population of the five-county area served by our branches totaled approximately 4.0 million in 2011. The Philadelphia market area is comprised of a highly-educated workforce and benefits from a diverse local economy as traditional employers in the manufacturing and financial services industry have been bolstered by growth in the life sciences and health care industries as well as the information technology and communication sectors. The median household and per capita income in Bucks, Chester, Delaware and Montgomery Counties significantly exceeds the comparable figures for Pennsylvania as a whole, while the median household and per capita income in Philadelphia County trails the comparable figures for Pennsylvania.

        New Jersey Market Area.    The economy of Atlantic County is dependent upon the gaming industry in nearby Atlantic City, New Jersey. According to published statistics, Atlantic County's population in 2011 was approximately 275,000. The economy in Atlantic County has deteriorated as gaming revenues have declined significantly in recent years due to deteriorating economic conditions and increased gaming competition from other states. The economy in Cape May County relies on the tourism and hospitality industries. According to published statistics, Cape May County's population in 2011 was approximately 97,000. Additionally, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole.

Competition

        We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the numerous financial institutions and credit unions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Credit unions generally do not pay federal income tax and, accordingly, are frequently able to offer customers higher rates on deposits and lower rates on loans and achieve similar levels of profitability as financial institutions that are required to pay federal income tax. We also face competition for investors' funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held less than 1% of total deposits in counties where our offices are located. In addition, larger banks such as Bank of America, Wells Fargo, Sovereign Bank, Citizens Bank of PA and TD Bank also operate in our market areas. These institutions are significantly larger than us and, therefore, have greater resources.

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

Lending Activities

        General.    We generally originate loans for investment. Our loan portfolio consists of multi-family and commercial real estate loans, one- to four-family residential real estate loans, commercial and industrial loans, and to a lesser extent, construction loans and consumer loans. We have added personnel to assist us in increasing our commercial loan portfolio, including hiring experienced commercial lenders and commercial credit and risk management professionals over the last several years. These additions and our continued emphasis on increasing the commercial segment of our portfolio has resulted in additional originations and servicing of multi-family and commercial real estate and commercial and industrial loans to individuals and businesses in our primary market areas.

        Multi-Family and Commercial Real Estate Loans.    The largest segment of our portfolio is multi-family and commercial real estate loans. We offer fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate to individuals and small businesses in our primary market areas. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings and mixed-use properties with residential units, as well as office and retail space. While we have focused on increasing this segment of our loan portfolio over the last several years, we continue to be more selective in the types of properties and projects securing such loans due to economic conditions.

        We originate multi-family and commercial real estate loans with terms of up to 25 years but generally have a rate reset after five years. These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. Interest rates and payments on our adjustable-rate loans generally are based on LIBOR, the Prime Interest Rate, Constant Maturity Treasury Index, or the Bank's cost of funds. Loans are secured by first mortgages that generally do not exceed 80% of the property's appraised value. We require all properties securing multi-family and commercial real estate loans to be appraised by a Bank-approved independent licensed appraiser and appraisals greater than $3.0 million receive an independent third party review. Many multi-family and commercial real estate loans also are supported by personal guarantees.

        At December 31, 2012, our largest multi-family or commercial real estate loan was a commercial mortgage to Philadelphia Mortgage Advisors, a mortgage banker located in Plymouth Meeting, Pennsylvania, to which Fox Chase Bank has committed $18.0 million, of which $15.2 million is outstanding. Fox Chase Bank owns approximately 45% of Philadelphia Mortgage Advisors. The loan was performing in accordance with its contractual terms at December 31, 2012.

        At December 31, 2012, our second largest multi-family or commercial real estate lending relationship is a commitment of $15.9 million to a real estate investment firm located in Philadelphia, Pennsylvania, of which $15.7 million is outstanding. This loan was performing in accordance with its contractual terms at December 31, 2012.

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

        While one- to four-family residential real estate loans are normally originated with terms of up to 30 years, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon the sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. In general, as interest rates decline, prepayments accelerate and the average life of the loans decrease.

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

        Because of our branch locations in southern New Jersey, a portion of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2012, 19.5% of our one- to four-family mortgage loans were secured by second homes and 9.2% were secured by rental properties. If the property is a second home, our underwriting emphasizes the borrower's ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically higher than comparable loans secured by primary or secondary residences. Generally, mortgage loans secured by rental properties or second homes have a higher risk of default than mortgage loans secured by the borrower's primary residence.

        Historically, we generally did not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan was originated. During 2008, Fox Chase Bank began lowering its loan-to-value limits on certain loans due to deteriorating economic conditions and declining real estate values. At December 31, 2012 we did not have any residential loans with a loan-to-value ratio exceeding 90%. Private mortgage insurance is generally required for all first mortgage loans with loan-to-value ratios in excess of 80%. We require properties securing mortgage loans to be appraised by a Bank-approved independent licensed appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan.

        At December 31, 2012, our largest outstanding one- to four-family residential real estate loan had an outstanding balance of $1.1 million and was secured by a single family home in Wilmington, Delaware. The loan was performing in accordance with its contractual terms at December 31, 2012.

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

        When making commercial and industrial loans, we consider the financial statements and/or tax returns of the borrower, the borrower's payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates, the value of the collateral and our assessment of management's ability. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and may be supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts up to 80% of the value of the collateral securing the loan. As of December 31, 2012, we had line of credit commitments totaling $130.4 million, of which $62.4 million were funded and $68.0 million were unfunded.

        At December 31, 2012, our largest commercial and industrial loan relationship was a $15.0 million commitment to a firm that invests in multi-asset classes, including commercial real estate and commercial and industrial businesses, of which $12.5 million is outstanding. This loan was performing in accordance with its contractual terms at December 31, 2012.

        Construction Loans.    We originate adjustable-rate and fixed-rate loans to individuals, builders and developers to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers, schools and other owner-occupied properties used for businesses. Our construction loans generally provide for the payment or reserving of interest only during the construction phase, which is usually six to twelve months for residential properties and eighteen months or more for commercial properties. At the end of the construction phase, the loan is typically repaid with the proceeds from sales of individual units or is converted to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by a Bank-approved independent licensed appraiser. We also generally require an inspection of the property before disbursement of funds during the construction phase of the loan.

        At December 31, 2012, we had loans secured by undeveloped and developed land that totaled $5.3 million. The terms and rates of our land loans are the same as our multi-family and commercial real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property value which is insufficient to assure full repayment. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price. We did not make any loans secured by undeveloped or developed land in 2012.

        At December 31, 2012, our largest residential construction loan was a residential townhome development located in Chester County, Pennsylvania to which Fox Chase Bank has committed $4.3 million, of which $3.8 million was outstanding. This loan was classified as impaired and nonperforming at December 31, 2012.

        At December 31, 2012, our largest outstanding commercial construction loan was for $6.8 million. This loan is secured by a charter school in Philadelphia, Pennsylvania. This property was completed in 2012 and became a commercial real estate loan in early 2013. The loan was performing in accordance with its contractual terms at December 31, 2012.

        Consumer Loans.    We offer a variety of consumer loans, including home equity loans and lines of credit, loans secured by certificate of deposits (share loans) and unsecured overdraft lines of credit.

        The procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

        We offer fixed-rate and adjustable-rate home equity loans. Home equity loans have terms that range from 1 to 15 years. We hold a first or second mortgage position on most of the homes that secure our home equity loans and home equity lines of credit. We generally offer fixed-rate home equity loans with a maximum combined loan-to-value ratio of 90% and adjustable-rate lines of credit with a maximum combined loan-to-value ratio of 80%. Home equity lines of credit have adjustable-rates of interest that are based on the prime interest rate. Home equity lines of credit generally require interest and principal to be paid on a monthly basis and have terms up to 20 years. Interest rates on these lines typically adjust monthly.

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

        Multi-Family and Commercial Real Estate Loans.    Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. The primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental screens, surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials. Further, in connection with our ongoing monitoring of the loan, we typically review the loan, cash flows of the underlying property and guarantors annually.

        Construction Loans.    Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost (including interest) of construction and the ability of the project to be sold or refinanced upon completion. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value that is insufficient to assure full repayment. If we are forced to foreclose on a project before or at completion due to a borrower default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In general, due to the increased risk associated with construction loans, the risk of loss is higher if a borrower defaults than other types of commercial loans.

        Commercial and Industrial Loans.    Unlike commercial real estate loans, which generally are made on the basis of the cash flows of the underlying real estate, and which are secured by real property the value of which tends to be more easily ascertainable, commercial and industrial loans are typically made on the basis of the borrower's ability to make repayment from the cash flows of the borrower's underlying business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

        One- to Four-Family Residential Real Estate Loans.    One- to four-family residential real estate loans are secured by first mortgages on residential real estate properties. Repayment of these loans is generally dependent on the earnings and cash flows of the borrowers, however, ultimate repayment is secured by the underlying collateral. In circumstances where real estate values decline, the risk of loss on one- to four-family residential real estate loans increases as the repossessed collateral may not provide an adequate source of repayment.

        Consumer Loans.    Consumer loans are comprised primarily of home equity loans and lines of credit, which may entail greater risk than residential mortgage loans, as they are generally secured by second or third mortgages on real estate. In circumstances where real estate values decline, the risk of loss on a home equity loan or line of credit increases, as the repossessed collateral may not provide an adequate source of repayment. Additionally, the Company has small segments of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

        At December 31, 2012, we were a participating lender in ten loan relationships totaling $32.1 million, which are secured by commercial and residential real estate, lease payments and the assets of the businesses, including our purchase of shared national credits described below. These loans are being serviced by the lead lender. We expect to continue to purchase participation interests, primarily in commercial loans and commercial real estate loans, when such opportunities meet our investment returns and risk parameters. On these participation interests, we generally perform our own underwriting analysis before purchasing such loans, and therefore believe there should not be a greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. In assessing whether to participate, we require a review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we require periodic updates on the loan from the lead lender.

        Included in purchased participations are large syndicated loans known as shared national credits. We held $11.6 million of such loans in our portfolio at December 31, 2012, which represented three different loan relationships ranging from $155,000 to $9.8 million. At December 31, 2012, all loans are performing as agreed and one such loan relationship totaling $155,000 was classified.

        From time to time we also sell participation interests in loans where we are the lead lender and servicer. At December 31, 2012, we were the lead lender on nine loan relationships totaling $132.7 million, of which we owned $65.7 million and serviced $67.0 million for other banks. We expect that we will continue to sell participation interests to local financial institutions, primarily with respect to commercial real estate and commercial and industrial loans that approach or exceed our lending thresholds.

        Loan Approval Procedures and Authority.    Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board has granted authority to approve residential and consumer loans up to $300,000 to the Assistant Manager of the Consumer Lending Department and up to $450,000 to the Vice President of Consumer Lending. The Board has granted authority to approve commercial loans up to $1.5 million to the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and certain other senior lenders. All such loans are approved under dual authority. Commercial loans between $1.5 million and $2.75 million can be approved based on dual authority from the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and the Chief Financial Officer. Loans in excess of $2.75 million and up to $4.5 million require the approval of the Officers Loan Committee, which consists of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and other experienced lenders and officers as appointed by the Chief Executive Officer from time to time. Loans or groups of loans above $4.5 million require an approval by the Executive Officers Loan Committee, which consists of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer, the Chief Financial Officer and other senior lending officers of Fox Chase Bank. All loans greater than $10.0 million are reviewed by the Risk Management Committee of the Board of Directors.

        Loans to One Borrower.    The maximum amount we may lend to one borrower and the borrower's related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2012, our general regulatory limit on loans to one borrower was approximately

$22.1 million. At that date, our largest lending relationship was a $18.0 million warehouse line facility to Philadelphia Mortgage Advisors, a mortgage banker located in Plymouth Meeting, Pennsylvania of which $15.2 million is outstanding. The second largest lending relationship was a $15.9 million commitment to a firm, located in Philadelphia, Pennsylvania, that invests in commercial real estate, of which $15.7 million is outstanding. The third largest lending relationship was a $15.0 million commitment to a firm, located in Chester County, Pennsylvania, that invests in multi-asset classes including commercial real estate and commercial and industrial businesses, of which $12.5 million is outstanding. All of these loans were performing in accordance with their contractual terms at December 31, 2012.

        Loan Commitments.    We issue commitments for commercial loans conditioned upon the occurrence of certain events. Commitments to originate commercial loans are legally binding agreements to lend to our customers. Generally, our commercial loan commitments expire within 90 days.

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

  4.
  have collateral available for pledging requirements; and

  5.
  provide a medium for the implementation of certain interest rate risk management measures intended to establish and maintain an appropriate level of sensitivity to changes in interest rates.

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

        At December 31, 2012, our investment portfolio totaled $324.5 million and consisted primarily of mortgage-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae and, to a lesser extent, mortgage related securities issued by private issuers and corporate debt. Of this amount, $296.1 million is classified as available-for-sale and $28.4 million is classified as held-to-maturity.

Deposit Activities and Other Sources of Funds

        General.    Deposits, borrowings, repayments on loans and investment securities are the major sources of our funds for lending and other investment purposes. Loan and investment security repayments are a relatively stable source of funds, while deposit flows and loan and mortgage related investment security prepayments are significantly influenced by general interest rates and economic conditions.

        Deposit Accounts.    Substantially all of our depositors are residents or businesses in Pennsylvania or New Jersey. We attract deposits in our market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on a variety of retail and business deposit products. During 2011, we also began to utilize brokered deposits as a funding source and had $50.6 million of such deposits at December 31, 2012.

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

        Borrowings.    We utilize term borrowings from the Federal Home Loan Bank of Pittsburgh and large commercial banks to provide additional liquidity, aside from deposits, to fund our loans and investments. As of December 31, 2012, Fox Chase Bank had outstanding term borrowings of $110.0 million with the Federal Home Loan Bank of Pittsburgh and $30.0 million with a commercial bank. Additionally, we have overnight borrowing facilities with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks. As of December 31, 2012, we had $70.5 million in overnight borrowings. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally mortgage related securities), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness.

Personnel

        As of December 31, 2012, we had 130 full-time employees and 22 part-time employees. We believe our relationship with our employees is good.

Subsidiaries

        Fox Chase Bank established Fox Chase Financial, Inc. in 1999. As a Delaware-chartered corporation investment company, Fox Chase Financial, Inc. manages and holds investment securities.

        In 2009, Fox Chase Bank established Fox Chase Service Corporation as a wholly-owned subsidiary. A Pennsylvania-chartered corporation, Fox Chase Service Corporation has an investment in Philadelphia Mortgage Advisors. At December 31, 2012, Fox Chase Service Corporation also held $20.0 million in commercial loans originated by the Bank. Philadelphia Mortgage Advisors is a licensed mortgage banker in Pennsylvania, New Jersey and Delaware that originates first and second mortgages for resale into the secondary market and to third party investors. The majority of Philadelphia Mortgage Advisors' customers are located in the Philadelphia metropolitan area, Delaware and New Jersey. Fox Chase Service Corporation currently owns a 45.1% interest in Philadelphia Mortgage Advisors

        In 2011, Fox Chase Bank established Davisville Associates, LLC and 104 S. Oakland Ave., LLC as wholly-owned subsidiaries. 104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed assets. Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed assets.

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

        Fox Chase Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Fox Chase Bank must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to evaluate Fox Chase Bank's safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Fox Chase Bancorp and Fox Chase Bank and their operations.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") made extensive changes in the regulation of financial institutions and their holding companies. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, on that date, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Board of Governors of the Federal Reserve System. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Fox Chase Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

        Fox Chase Bank completed its conversion from the mutual holding company form of organization to the stock holding company structure in June 2010. Applicable regulations provide, among other things, that for a period of three years following the date of the completion of the conversion, no person, acting singly or together with associates in a group of persons acting in concert, may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of a class of Fox Chase Bancorp's equity securities without the prior written approval of the appropriate federal banking agency. Further, as part of the approval of the conversion, the Office of the Comptroller of the Currency required Fox Chase Bank to maintain a charter that subjects Fox Chase Bank to the Office of the Comptroller of the Currency's jurisdiction for three years following the completion of the conversion.

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

Federal Banking Regulation

        Business Activities.    The activities of federal savings banks are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

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

        The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

        The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2012, Fox Chase Bank met each of its capital requirements.

        The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision ("Basel Committee"), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as "Basel II," to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions' circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

        In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as "Basel III." Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework was to occur on January 1, 2013. The Federal Reserve and other government agencies responsible for implementing the Basel III framework announced in November 2012 that the originally proposed timeframe for the implementation of the rules was not achievable. No new deadline has been proposed. On January 1, 2013, banking institutions were going to be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

        When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

  •
  a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer,"

  •
  a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer,

  •
  a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, and

  •
  a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

        Basel III also includes the following significant provisions:

  •
  An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

  •
  Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

  •
  Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

  •
  For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

        Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

        Prompt Corrective Regulatory Action.    The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings association is deemed to have received notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association's total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

        Insurance of Deposit Accounts.    Under the Federal Deposit Insurance Corporation's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution's assessment rate depends upon the category to which it is assigned. The initial base assessment rates range from five to 35 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

        In February 2011, the FDIC adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity.

        The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009,

(capped at ten basis points of an institution's deposit assessment base), to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. In lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. That prepayment, which included an assumed annual assessment base increase of 5%, was recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset.

        Due to the recent difficult economic conditions, deposit insurance per account owner was recently raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Fox Chase Bank participated in the unlimited noninterest-bearing transaction account coverage, which expired on December 31, 2012, while Fox Chase Bank and Fox Chase Bancorp opted not to participate in the unsecured debt guarantee program.

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

        Loans to One Borrower.    Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. See "Business—Loan Underwriting Risks—Loans to One Borrower."

        Qualified Thrift Lender Test.    Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities in at least 9 months out of each 12-month period.

        A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2012, Fox Chase Bank maintained 67.8% of its portfolio assets in qualified thrift investments. Additionally, Fox Chase Bank maintained 65% or more of its portfolio assets in qualified thrift investments for each month in the 12-month period ended December 31, 2012 and, therefore, met the qualified thrift lender test.

        Limitation on Capital Distributions.    Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Federal Reserve Board is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under applicable regulations(i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide 30 days prior written notice to the Federal Reserve Board of the capital distribution if, like Fox Chase Bank, it is a subsidiary of a holding company. Notice also must be provided to the Office of the Comptroller of the Currency if Fox Chase Bank's capital ever fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

        Community Reinvestment Act.    All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution's failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Fox Chase Bank received a "satisfactory" Community Reinvestment Act rating in its most recently completed examination.

        Transactions with Related Parties.    Federal law limits Fox Chase Bank's authority to engage in transactions with "affiliates" (e.g., any entity that controls or is under common control with Fox Chase Bank, including Fox Chase Bancorp and their other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

        The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Fox Chase Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Fox Chase Bank may make to insiders based, in part, on Fox Chase Bank's capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

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

        Assessments.    The Office of the Comptroller of the Currency is funded through assessments imposed on regulated institutions. Assessments paid by the Company for the year ended December 31, 2012 totaled $237,000.

        Federal Home Loan Bank System.    Fox Chase Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Fox Chase Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Fox Chase Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2012 of $8.1 million.

        Federal Reserve System.    The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Fox Chase Bank complies with the foregoing requirements.

Other Regulations

        Fox Chase Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

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

  •
  Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

  •
  Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check.

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

        Capital.    Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued before May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period from the July 21, 2010 date enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies. However, under the most recent Notice of Proposed Rulemaking issued by the Federal Reserve Board, savings and loan holding companies may be subject to regulatory capital requirements before the end of the five-year period.

        Source of Strength.    The Dodd-Frank Act also extends the "source of strength" doctrine to savings and loan holding companies. The regulatory agencies must issue regulations implementing the "source of strength" policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

        Acquisition of Control.    Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect "control" of a savings and loan holding company or savings association. Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found the acquisition will not result in a change in control. Under the Change in Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are elected by the Board of Directors and serve at the Board's discretion. The following individuals currently serve as executive officers of the Company and the Bank.

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

        Below is information regarding our executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2012.

        Jerry D. Holbrook, CMA, has served as Executive Vice President and Chief Operating Officer since April 2008. From 2005 to March 2008, Mr. Holbrook served as Executive Vice President and Chief Financial Officer of Fox Chase Bancorp. From 2003 to 2005, Mr. Holbrook was Executive Vice President, Chief Financial Officer and Corporate Secretary for Northeast Pennsylvania Financial Corp. and its principal subsidiary First Federal Bank, a public thrift institution. Previously, Mr. Holbrook served as Chief Financial Officer for E-Duction, Inc., a financial services start-up. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he managed the asset/liability management committee and was responsible for securitization planning and debt issuances for a $70 billion credit card portfolio. He began his banking career with WSFS Financial Corp. where he served as Senior Vice President and Controller. Mr. Holbrook holds a B.S. in Accounting from the University of Kentucky. Age 57.

        Roger S. Deacon, CPA, has served as Executive Vice President and Chief Financial Officer since April 2008. From July 2007 to March 2008, Mr. Deacon served as Executive Vice President and Chief Accounting Officer of Fox Chase Bancorp. From October 2005 to June 2007, Mr. Deacon was Senior Vice President and Chief Financial Officer for NOVA Financial Holdings, Inc., a privately held bank holding company, and its principal subsidiary NOVA Savings Bank. From January 2001 to September 2005, Mr. Deacon served as Chief Financial Officer for I4 Commerce, a privately held financial services company that provided services through its Bill Me Later product. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he was responsible for all financial planning for its credit card business, which grew from $2 billion to $70 billion in managed assets. He began his career with Price Waterhouse, where he served as an Audit Manager in their Financial Services Practice Group. Mr. Deacon holds a B.S. in Business Administration from Bucknell University, majoring in Accounting with a concentration in Finance. Age 49.

        Keiron G. Lynch, CTP, has served as Executive Vice President and Chief Payments Officer since April 2008. From 2005 to March 2008, Mr. Lynch served as Executive Vice President and Chief Administrative Officer. From 1999 to 2005, Mr. Lynch was Vice President of Global Visa Commerce Product Development for Visa International. Previously, he was Director of Delivery for The Source(2) Group, LLC, a joint venture between Mellon Bank and MCI Systemhouse that provided outsourced accounts payable and accounts receivables services to companies nationwide. Mr. Lynch held a number of leadership positions with Mellon Bank over 17 years culminating as Vice President and Director of New Product Development for Mellon Bank's Global Cash Management Division. Mr. Lynch holds a B.A. in Economics from Duke University. Age 55.

        Michael S. Fitzgerald has served as Executive Vice President and Chief Lending Officer since November 2009. From June 2009 to October 2009 Mr. Fitzgerald served as Executive Vice President and Senior Lending Officer. From 1997 to May 2009, Mr. Fitzgerald worked for Sovereign Bank, with his most recent position as Senior Vice President and Regional Executive Manager. During his tenure at Sovereign Bank, Mr. Fitzgerald was responsible for both lending and credit functions. Mr. Fitzgerald began his banking career at Meridian Bank in 1985. Mr. Fitzgerald holds a B.A. in Business Administration from Lycoming College. Age 49.

ITEM 1A.    RISK FACTORS

Our nonperforming loans remain elevated and we may be required to make increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

        For 2012, we recorded a provision for loan losses of $3.5 million compared to a provision for loan losses of $5.7 million in 2011 and $6.2 million in 2010. We also recorded net loan charge-offs of $4.4 million in 2012 compared to net loan charge-offs of $6.1 million in 2011 and $4.4 million in 2010. Our non-performing assets increased to $25.6 million, or 2.36% of total assets and 18.3% of Tier 1 capital, at December 31, 2012 from $23.4 million, or 2.30% of total assets and 15.1% of Tier 1 capital, at December 31, 2011. Additionally, at December 31, 2012, loans that were criticized and classified as either special mention, substandard, doubtful or loss totaled $37.4 million, representing 3.4% of total assets, including nonaccrual loans of $17.1 million. Our elevated level of nonperforming loans was primarily due to the weakened economy, elevated unemployment and the soft real estate market. If the economy and/or the real estate market continues to weaken, more of our criticized and classified loans may become nonperforming and we may be required to add further reserves to our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

        In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of and trends in our nonperforming, delinquent and criticized and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, anticipated duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers' abilities to successfully execute their business models through changing economic environments, competitive challenges, the effect of the current and future economic conditions on collateral values and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

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

Assets acquired through foreclosure are carried at values which may not be realized at the ultimate disposition of the underlying assets.

        The Company had assets acquired through foreclosure of $8.5 million and $2.4 million at December 31, 2012 and 2011, respectively. For 2012, we recorded assets acquired through foreclosure expense of $2.1 million compared to $762,000 in 2011 and $543,000 in 2010, which includes valuation adjustments of $1.9 million, $657,000 and $436,000 for 2012, 2011 and 2010, respectively. Assets acquired through foreclosure is comprised of other real estate owned and financial assets acquired from debtors. Other real estate owned is carried at the lower of cost or fair value, less estimated selling costs. The fair value of other real estate owned is determined using appraisals obtained from approved independent appraisers or agreements of sale, where applicable. Financial assets acquired from debtors are carried at fair value as determined using valuations obtained from a third party valuation firm who utilize a discounted cash flow model. We believe that our valuation of assets acquired through foreclosure is appropriate as of the corresponding balance sheet date. However, we may not recover the respective carrying values at the time of ultimate disposition of the assets, which could result in a loss on the sale of assets acquired through foreclosure, and have a material adverse effect on our financial condition and results of operations.

A return to recessionary conditions could result in increases in our level of nonperforming assets and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

        Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States' subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States' credit rating (which was downgraded by Standard & Poor's), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

        A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and criticized classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Our emphasis on commercial lending may expose us to increased lending risks.

        At December 31, 2012, $482.8 million, or 69.5%, of our loan portfolio consisted of multi-family and commercial real estate and commercial and industrial loans. These types of loans have historically exposed a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our multi-family and commercial real estate and commercial business borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Further, unlike one- to four-family real estate loans or multi-family and commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

The unseasoned nature of our commercial loan portfolio may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

        Our multi-family and commercial real estate and commercial and industrial loan portfolios increased $373.2 million, or 340.5%, from $109.6 million at December 31, 2007 to $482.8 million at December 31, 2012. A large portion of our commercial loan portfolio remains unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability, especially in this period of unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.

        At December 31, 2012, $158.8 million, or 22.9%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $30.6 million, or 4.4%, of our loan portfolio consisted of home equity loans, home equity lines of credit and other consumer loans. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Because of our locations in southern New Jersey, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2012, 19.5% of our one- to four-family mortgage loans were secured by second homes and 9.2% were secured by rental properties. These loans generally are considered to be more risky than loans secured by the borrower's permanent residence, since the borrower is typically more dependent on rental income to meet debt service requirements, in the case of rental property, and when in financial difficulty is more likely to make payments on the loan secured by the borrower's primary residence before a vacation home.

Our construction loan portfolio may expose us to increased credit risk.

        At December 31, 2012, our construction loan portfolio totaled $22.6 million, of which $15.5 million represented loans to finance the construction of condominiums, apartment buildings and residential developments. In general, construction projects provide for an interest reserve that is utilized to pay the interest until a period of time until the project is expected to produce positive cash flows. To the extent such economic conditions continue, construction loan borrowers could fully utilize their interest reserve before the project is able to generate cash flows. If a borrower has insufficient liquidity to pay interest on such projects, the loan could become impaired and require an increase in the allowance for loan losses, which would adversely impact our results of operations. Our ability to work with a borrower to modify or restructure their existing loan to avoid loss lessens as the loan approaches its maturity date.

Changes in interest rates could have a material adverse effect on our earnings.

        Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates could adversely affect our interest rate spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. As of December 31, 2012, our models indicate that our assets tend to reprice faster than our liabilities, so they may adjust faster in response to change in interest rates. As a result, when interest rates fall, the yield we earn on assets may fall faster than our funding costs, causing our net interest margin to contract. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate residential loan portfolio and fixed-rate residential related mortgage backed securities will have been originated at those lower rates and borrowers may be more reluctant to refinance or unable to sell their homes in a higher interest rate environment.

        Changes in the slope of the "yield curve"—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our assets tend to reprice faster than our liabilities, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable-rate loans.

        Our procedures for managing interest rate risk exposure also involves monitoring exposure to interest rate increases and decreases of as much as 300 basis points. We report on a quarterly basis the impact on net portfolio value of an immediate and parallel increase of up 300 basis points in interest rates or a 100 basis point decrease in interest rates. As of December 31, 2012, the simulations indicated that the impact of an instantaneous and parallel 300 basis point increase in rates would result in approximately 18% decrease in net portfolio value and that the impact of an instantaneous and parallel 100 basis point decrease in rates over 12 months would result in approximately 2% increase in net portfolio value.

The current low interest rate environment may cause an increase in the repayments of the Company's interest-earning assets at a rate faster than the Company's ability to reprice its interest-bearing liabilities.

        The United States ten-year Treasury rate and the one-month LIBOR are at historically low rates. The yield on the Company's loan and investment portfolios were 5.07% and 2.62%, respectively, for the year ended December 31, 2012. In the current low interest rate environment, our current portfolio yields are at levels higher than yields that can be earned on new loan originations and new investment purchases. As customers repay or reprice these assets, the average yield on interest earning assets could decrease. Additionally, our ability to lower our rates on our deposits and borrowings, and accordingly reduce interest expense, may be limited at current interest rate levels. To the extent customers repay or reprice these assets at a pace faster than the Company's ability to reprice interest-bearing liabilities, the Company's net interest income could decrease which may adversely affect our capital and results of operations.

Our business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

        Our assets increased $275.4 million, or 33.9%, from $812.9 million at December 31, 2007, to $1.09 billion at December 31, 2012, primarily due to increases in investment securities and multi-family and commercial real estate loans and commercial and industrial loans funded by growth in deposits and borrowings. Over the long term, we expect to continue to experience growth in assets, deposits and the scale of our operations. However, achieving our growth targets requires us to successfully execute our business strategies, which include continuing to diversify our loan portfolio with more commercial lending thereby recognizing the value of our investments in personnel in that area. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet our stringent underwriting standards. While we believe we have the resources and internal systems in place to successfully achieve and manage our future growth, growth opportunities may not be available and we may not be able to successfully grow. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security, which could hurt our financial conditions and results of operation.

        We review individual securities in our investment portfolio at the end of each quarterly reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income. As of December 31, 2012, our investment portfolio included securities with an amortized cost of $317.5 million and an estimated fair value of $325.6 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

A significant percentage of our assets are invested in securities which typically have a lower yield than our loan portfolio.

        Our results of operations are substantially dependent on our net interest income. At December 31, 2012, 29.8% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase the origination or purchase of loans acceptable to us.

Regulatory reform may have a material impact on our operations.

        In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was passed. The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated Fox Chase Bank, was merged into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies became regulated by the Board of Governors of the Federal Reserve System. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions was reduced as well, and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective in five years. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

        In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being "well capitalized" under the Office of the Comptroller of the Currency's prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher capital requirements, such action may have a negative impact on our ability to execute our business plan, as well as our ability to grow, pay dividends, repurchase treasury stock or engage in mergers and acquisitions and may result in restrictions in our operations.

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

As a member bank, we own stock in the Federal Home Loan Bank of Pittsburgh, which has experienced financial difficulties.

        Our agreement with the Federal Home Loan Bank of Pittsburgh requires us to purchase capital stock in the Federal Home Loan Bank of Pittsburgh commensurate with the amount of our advances and unused borrowing capacity. This stock is carried at cost and was $8.1 million at December 31, 2012. If the Federal Home Loan Bank of Pittsburgh is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows.

        The FHLB of Pittsburgh has indicated it would only redeem from any member the lesser of the amount of the member's excess capital stock or 5% of the member's total capital stock. The FHLB also indicated and that it may increase its individual member stock investment requirements. The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and did not pay a dividend through December 31, 2011. Beginning in the first quarter of 2012, the FHLB of Pittsburgh reinstated its quarterly dividend.

Strong competition within our market areas could reduce our profits.

        We face intense competition in making loans, attracting deposits and attracting and retaining key employees. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. It has also made it more difficult and costly to attract and hire employees with the level of expertise we require to implement our strategic plan. Additional compensation expense increases noninterest expense, reducing net income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held less than 1% of total deposits in counties where our offices are located. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We currently conduct business through our eleven full-service banking offices in Hatboro, Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Media and West Chester, Pennsylvania and Ocean City, Egg Harbor Township and Marmora, New Jersey. We also maintain an administrative office in Blue Bell, Pennsylvania. We own all of our offices, except for those in Media and Blue Bell. The lease term for our Media office expires upon six months' notice. The lease for our Blue Bell office expires in January 2016. We have an option to extend the lease for an additional five-year period at the then prevailing market rate. The net book value of the land, buildings, furniture, fixture and equipment owned by us was $10.4 million at December 31, 2012.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

        The Company's common stock is listed on the Nasdaq Stock Market ("Nasdaq") under the trading symbol "FXCB." The following table sets forth the quarterly high and low sales prices of Fox Chase Bancorp's common stock for the two most recently completed fiscal years, as reported by Nasdaq, as well as information regarding cash dividends declared by the Company for the two most recently completed fiscal years. See Item 1, "Business—Regulation and Supervision—Federal Banking Regulation—Limitation on Capital Distributions" and note 13 in the notes to the consolidated financial statements for more information relating to restrictions on the Bank's ability to pay dividends to the Company and on the Company's payment of dividends. As of March 1, 2013, the Company had approximately 983 holders of record of common stock.

	High	Low	Dividends Declared Per Common Share
2012:
Fourth Quarter	$16.65	$15.05	$0.08
Third Quarter	$15.73	$14.35	$0.04
Second Quarter	$14.50	$12.60	$0.04
First Quarter	$13.20	$12.26	$0.04
2011:
Fourth Quarter	$12.95	$12.09	$0.02
Third Quarter	$13.97	$12.07	$0.02
Second Quarter	$13.89	$13.00	$0.02
First Quarter	$14.01	$11.36	$0.02

Stock Performance Graph

        The following graph compares the cumulative total return of the Company common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all SIC). The graph assumes that $100 was invested on December 31, 2007. Prices prior to June 29, 2010 are for Old Fox Chase Bancorp, Inc. and have been adjusted for the 1.0692 exchange ratio applied as part of the mutual-to-stock conversion. Cumulative total return assumes reinvestment of all dividends.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Fox Chase Bancorp, Inc.	100.00	96.49	83.51	111.14	119.20	159.36
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Mid-Atlantic Thrift	100.00	82.87	79.04	90.75	70.02	84.13

Purchases of Equity Securities

        The table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2012 through October 31, 2012	26,100	$15.47	26,100	592,801
November 1, 2012 through November 30, 2012	40,100	$15.39	40,100	552,701
December 1, 2012 through December 31, 2012	25,600	$15.73	25,600	527,101

Total	91,800	$15.50	91,800

(1)
During 2011, the Company announced two repurchase programs under which it would repurchase, in the aggregate, up to 15% of the then-outstanding shares of the Company's common stock from time to time, depending on market conditions (2,139,004 shares). On April 25, 2012, the Board of Directors approved an additional stock repurchase plan (the "April 2012 Plan") under which it would repurchase up to 5% of the then-outstanding shares of the Company's common stock (637,697 shares). Under these plans, through December 31, 2012, the Company has purchased a total of 2.2 million shares at a cost of $29.7 million for an average price paid per share of $13.19. The April 2012 Plan will continue until it is completed or terminated by the Company's Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA

        The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report. The information at December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 is derived in part from the audited consolidated financial statements that appear in this annual report.

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Financial Condition Data:
Total assets	$1,088,341	$1,015,863	$1,095,503	$1,173,818	$931,270
Cash and cash equivalents	25,090	7,586	38,314	65,418	3,944
Securities available-for-sale	296,107	248,770	311,303	422,467	294,723
Securities held-to-maturity	28,369	41,074	51,835	—	—
Loans receivable, net	683,865	670,572	642,653	631,296	588,975
Deposits	687,409	676,594	711,763	858,277	608,472
Short-term borrowings	70,500	8,500	—	—	—
Federal Home Loan Bank advances	110,000	88,278	122,800	137,165	146,379
Other borrowed funds	30,000	50,000	50,000	50,000	50,000
Total stockholders' equity	181,465	188,192	205,704	123,634	121,220
Operating Data:
Interest income	$41,834	$45,946	$49,285	$51,398	$45,884
Interest expense	10,117	14,495	21,725	27,635	24,061

Net interest income	31,717	31,451	27,560	23,763	21,823
Provision for loan losses	3,478	5,734	6,213	9,052	2,900

Net interest income after provision for loan losses	28,239	25,717	21,347	14,711	18,923
Noninterest income	6,315	3,343	3,889	3,767	1,405
Noninterest expense(2)	27,174	22,069	21,372	20,333	18,948

Income (loss) before income taxes	7,380	6,991	3,864	(1,855)	1,380
Income tax provision (benefit)	2,318	2,212	1,120	(827)	165

Net income (loss)	$5,062	$4,779	$2,744	$(1,028)	$1,215

Per Share Data:
Earnings (loss) per share, basic(1)	$0.44	$0.36	$0.20	$(0.07)	$0.08
Earnings (loss) per share, diluted(1)	$0.43	$0.36	$0.20	$(0.07)	$0.08

(1)
On June 29, 2010, Fox Chase Bancorp converted from the mutual holding company to stock holding company form of organization. Concurrent with the completion of the conversion, each share of Old Fox Chase Bancorp's outstanding common stock held by public stockholders was exchanged for 1.0692 shares of Bancorp common stock. All share related information for periods prior to the conversion is converted at that ratio.

(2)
Includes $3.0 million in charges related to the extinguishment of debt in 2012.

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Performance Ratios:
Return (loss) on average assets	0.50%	0.45%	0.24%	(0.09)%	0.14%
Return (loss) on average equity	2.74	2.36	1.65	(0.82)	1.00
Interest rate spread(1)	2.83	2.52	1.98	1.75	2.01
Net interest margin(2)	3.21	3.02	2.42	2.16	2.59
Noninterest expense to average assets	2.66	2.07	1.83	1.81	2.18
Efficiency ratio(3)	64.3	63.1	71.1	79.9	82.0
Average interest-earning assets to average interest-bearing liabilities	134.9	133.7	121.7	115.6	119.7
Average equity to average assets	18.12	19.07	14.30	11.11	13.98
Capital Ratios:
Total equity to total assets	16.67	18.53	18.78	10.53	13.02
Tier 1 capital (to adjusted assets)(4)	12.90	15.30	13.60	8.51	10.70
Tier 1 capital (to risk-weighted assets)(4)	19.45	22.88	22.53	15.41	18.11
Total risk-based capital (to risk-weighted assets)(4)	20.48	23.90	23.76	16.57	19.25
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.61	1.77	1.90	1.65	1.05
Allowance for loan losses as a percent of nonperforming loans	65.23	57.63	46.71	35.73	107.01
Net charge-offs to average outstanding loans during the period	0.66	0.94	0.67	0.75	—
Nonperforming loans as a percent of total loans	2.46	3.07	4.07	4.62	0.98
Nonperforming assets as a percent of total assets	2.36	2.30	2.72	2.87	0.63

(1)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)
Represents net interest income as a percent of average interest-earning assets.

(3)
Represents noninterest expense, excluding valuation adjustments on assets acquired through foreclosure and loss on extinguishment of debt, divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities, premises and equipment and assets acquired through foreclosure.

(4)
Ratios are for Fox Chase Bank.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated statements of condition as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012 that appear elsewhere in this annual report.

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

        Income.    Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Our net interest income is affected by a variety of factors, including the mix of interest-earning assets and interest-bearing liabilities in our portfolio and changes in levels of interest rates. Growth in net interest income is dependent upon our ability to prudently manage the balance sheet for growth, combined with how successfully we maintain our net interest margin, which is net interest income as a percentage of average interest-earning assets.

        A secondary source of income is noninterest income, or other income, which is revenue that we receive from providing products and services. The majority of our non-interest income generally comes from fee income on deposit accounts such as cash management fee income on commercial accounts and service charge income on retail accounts as well as loan fee income from mortgage servicing and lending relationships such as unused line fees and warehouse line satisfaction fees. We also earn income on bank-owned life insurance and receive income from our investment in Philadelphia Mortgage Advisors. In some years, we recognize income from the sale of loans, securities and assets acquired through foreclosure.

        Provision for Loan Losses.    The allowance for loan losses is maintained at a level representing management's best estimate of probable and inherent losses in the loan portfolio, based upon management's evaluation of the portfolio's collectability. The allowance is established through the provision for loan losses, which is charged against income. Charge-offs, if any, are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Allocation of the allowance may be made for specific impaired loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

        Expenses.    The noninterest expense we incur in operating our business consists of salaries, benefits and other compensation expenses, occupancy and furniture and equipment expenses, data processing costs, professional fees, marketing expenses, Federal Deposit Insurance Corporation premiums, assets acquired through foreclosure expense (including valuation adjustments) and various other miscellaneous expenses.

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

        Occupancy expense includes the fixed and variable costs of buildings such as depreciation charges, maintenance, real estate taxes and costs of utilities. Depreciation of premises is computed using the straight-line method based on the useful lives of the related assets, which range from 10 to 39 years for buildings and premises. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

        Furniture and equipment expenses, which are the fixed and variable costs of furniture and equipment, consist primarily of depreciation charges, furniture and equipment expenses and maintenance. Depreciation of equipment is computed using the straight-line method based on the useful lives of the related assets, which range from 1 to 7 years for furniture, fixtures and equipment.

        Data processing costs include fees paid to our third-party data processing service, software and connectivity providers.

        Professional fees include fees paid to our independent auditors, co-sourced internal auditors, attorneys, compensation consultants, loan review specialists and interest rate risk management vendors.

        Marketing expense includes expenses for advertisements, promotions and premium items and public relations expenses.

        Federal Deposit Insurance Corporation assessments are a specified percentage of total assets less equity, depending on the risk characteristics of the institution. The FDIC implemented changes in its assessment rules in 2011 resulting from the Dodd-Frank Act, which reduced the amount of our assessments.

        Assets acquired through foreclosure expense includes declines in the carrying values of other real estate owned ("OREO") after we have acquired a property, changes in the fair value of financial assets acquired through foreclosure and holding costs related to these assets, net of any rental income received.

        Loss of extinguishment of debt includes fees paid to terminate borrowings in 2012 prior to their contractual maturities.

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

Our Business Strategy

        Our goal is to be the leading relationship-based business and consumer bank in the markets we serve by delivering a wide array of financial products and personalized customer service. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers. Further, by offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate and providing access to senior officers, we can distinguish ourselves from the larger banks operating in our market area. At the same time, our capital base and greater product mix enables us to effectively compete against smaller banks. The following are the key elements of our business strategy:

  •
  Improve earnings through an emphasis on business banking.  Emphasizing business banking improves our profitability because commercial loans generally produce higher interest rates and the associated commercial business relationships produce higher deposit balances and fee income than consumer relationships. In this regard, we have added personnel to assist us in increasing our commercial business lending. We are also seeking to increase our commercial deposits and our cash management services through our increase in commercial lending.

  •
  Improve asset quality.  We have sought to maintain our asset quality and moderate credit risk by using conservative underwriting standards. Since 2009, we have tightened our underwriting standards, including reducing loan-to-value ratios, and de-emphasizing certain types of lending, such as construction loans and home equity lending. Further, we have strengthened our oversight of problem assets through the formation of a special assets group in December 2009. The department, which is run by our Chief Operating Officer and consists of other loan and credit administration officers, increases the frequency with which classified and criticized credits are reviewed and aggressively acts to resolve problem assets. Although we intend to continue our efforts to originate commercial real estate and business loans, we intend to manage loan exposures and concentrations through conservative loan underwriting and credit administration standards.

  •
  Improve our funding mix by focusing on core deposits.  Our strategic focus is to emphasize total relationship banking with our customers to internally fund our loan growth. We believe that a continued focus on customer relationships will increase our level of core deposits (demand, savings and money market accounts). We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. In addition to our retail branch network, we offer on-line banking and a variety of deposit accounts designed for the businesses operating in our market area, including remote capture products, sweep accounts and other cash management products and services.

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

  •
  Grow through geographic expansion.  We intend to pursue expansion in our market area in strategic locations that maximize growth opportunities. We believe the previous economic recession and increasing regulatory burden will increase the rate of consolidation in the banking industry. We will look for opportunities to expand through the acquisition of banks or other financial service companies or the acquisition of branches of other financial institutions. We currently do not have any specific plans for any such acquisitions. We will consider those opportunities that will allow us to add complementary products to our existing business or expand our franchise geographically.

  •
  Continued expense control.  Management continues to focus on the level of noninterest expenses and methods to identify cost savings opportunities, such as reviewing the number of employees, renegotiating key third-party contracts and reducing certain other operating expenses. In this regard, our efficiency ratios were 64.3%, 63.1% and 71.1% for 2012, 2011 and 2010, respectively.

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

        Allowance for Loan Losses.    The allowance for loan losses is maintained at a level representing management's best estimate of known and inherent losses in the portfolio, based upon management's evaluation of the portfolio's collectability. Our methodology for assessing the appropriateness of the allowance for loan losses consists of an allowance on impaired loans and a general valuation allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for losses on the entire portfolio.

        Loans are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement or when a loan is classified as a troubled debt restructuring. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's obtainable market price or the fair value of the collateral less costs to sell if the loan is collateral dependent. The Company establishes an allowance for loan losses in the amount of the difference between fair value of the impaired loan and the loan's carrying amount.

        We establish a general allowance for loans that are not considered impaired to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio by loan type and assigning percentages, known as loss factors, to each category. The percentages are adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include the size and composition of the loan portfolio, the Company's loss experience by particular segment, trends and absolute levels of nonperforming loans, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs and changes in existing general economic and business conditions affecting our lending areas and the national economy. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment. We perform this systematic analysis of the allowance on a quarterly basis. These criteria are analyzed and the allowance is developed and maintained at the segment level.

        Additional risk is associated with the analysis of the allowance for loan losses as such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance, based on their judgments at the time of their examination.

        For additional discussion, see "—Risk Management—Analysis and Determination of the Allowance for Loan Losses" below and the notes to the consolidated financial statements included in this annual report.

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

        Valuation and Other-Than-Temporary Impairment of Investment Securities.    Investment securities are reviewed quarterly to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its current carrying value, management is required to assess whether the decline is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, and the probability, extent and timing of a valuation recovery and our intent to sell the security or if it is more likely than not that the security will be required to be sold before recovery of its amortized cost. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates or equity market declines. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income.

        Valuation Assets Acquired Through Foreclosure.    Assets acquired through foreclosure consist of other real estate owned and financial assets acquired from debtors. Other real estate owned is carried at the lower of cost or fair value, less estimated selling costs. The fair value of other real estate owned is determined using appraisals obtained from approved independent appraisers or agreements of sale, where applicable. Financial assets acquired from debtors are carried at fair value under the fair value option in accordance with FASB ASC 825 "Financial Instruments". The fair value of financial assets acquired from debtors is determined using valuations obtained from a third party valuation firm who utilizes a discounted cash flow model. Changes in the fair value of assets acquired through foreclosure at future reporting dates or at the time of disposition will result in assets acquired through foreclosure expense or net gain (loss) on sale of assets acquired through foreclosure, respectively.

Balance Sheet Analysis

        General.    Total assets increased $72.5 million to $1.09 billion at December 31, 2012 from $1.02 billion at December 31, 2011. The increase was driven primarily by increases in investment and mortgage related securities of $34.6 million, cash and cash equivalents of $17.5 million and loans receivable of $13.3 million. Total liabilities increased $79.2 million primarily due to increases in short-term borrowings of $62.0 million, FHLB advances of $21.7 million and deposits of $10.8 million offset by a decrease in other borrowed funds of $20.0 million. Total stockholders' equity decreased $6.7 million primarily due to the repurchase of $9.9 million, or 724,700 shares of Company common stock, the payment of $2.4 million in dividends and a $2.0 million decrease in other comprehensive income, offset by net income of $5.1 million.

        Loans.    The largest segment of our loan portfolio is multi-family and commercial real estate loans. At December 31, 2012, these loans totaled $368.9 million and represented 53.1% of total loans compared to $313.1 million, or 45.9% of total loans, at December 31, 2011 and $249.3 million, or 38.1% of total loans, at December 31, 2010. The continued increases in 2012 and 2011 reflect the success of our commercial lenders and the opening of three new offices in 2006 and 2007. Fox Chase Bank expects to continue to emphasize this type of lending for the foreseeable future.

        One- to four-family residential loans totaled $158.8 million, or 22.9% of total loans, at December 31, 2012 compared to $198.7 million, or 29.1% of total loans, at December 31, 2011 and $238.6 million, or 36.4% of total loans at December 31, 2010. The decreases in 2012 and 2011 were due to reduced loan originations as a result of management's reluctance to place low-rate long-term one- to four-family residential loans on the Company's balance sheet. Fox Chase Bank has not originated subprime loans in its loan portfolio. Given the recent uncertain economic environment, relatively low interest rates and increased consumer compliance costs, Fox Chase Bank does not expect to emphasize this type of lending for the foreseeable future.

        Commercial and industrial loans totaled $113.8 million, or 16.4% of total loans, at December 31, 2012 compared to $107.8 million, or 15.8% of total loans, at December 31, 2011 and $80.6 million, or 12.3% of total loans, at December 31, 2010. The increases in 2012 and 2011 reflect the hiring of a middle market lending team in 2009. Fox Chase Bank expects to continue emphasis on this type of lending for the foreseeable future.

        Construction loans totaled $22.6 million, or 3.2% of total loans, at December 31, 2012 compared to $18.2 million, or 2.7% of total loans, at December 31, 2011 and $31.2 million, or 4.8% of total loans, at December 31, 2010. The $8.6 million decrease from 2010 to 2012 was due to reduced origination efforts during 2010, 2011 and 2012 as a result of the riskier nature of construction loans and decreases in real estate values in certain parts of the Bank's lending area. The $4.4 million increase from 2011 to 2012 was primarily due to a modest increase in construction loan activity in 2012. The $13.0 million decrease from 2010 to 2011 was due to Fox Chase Bank not underwriting any significant new construction loans in 2011.

        Consumer loans totaled $30.6 million, or 4.4% of total loans, at December 31, 2012 compared to $44.7 million, or 6.5% of total loans, at December 31, 2011 and $55.2 million, or 8.4% of total loans, at December 31, 2010. The decreases in consumer loans during 2012 and 2011 were due to Fox Chase Bank de-emphasizing certain forms of consumer lending, particularly home equity lending, as a result of the decrease in real estate values in certain parts of its lending area. Given the current uncertain economic environment and increased consumer compliance costs, Fox Chase Bank does not expect to emphasize this type of lending for the foreseeable future.

        The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	158,828	22.9%	198,669	29.1%	238,612	36.4%	268,535	41.8%	260,833	43.8%
Multi-family and commercial	368,948	53.1	313,060	45.9	249,262	38.1	220,381	34.3	165,461	27.9
Construction	22,591	3.2	18,243	2.7	31,190	4.8	40,799	6.4	65,002	10.9

Total real estate loans	550,367	79.2	529,972	77.7	519,064	79.3	529,715	82.5	491,296	82.6
Consumer loans	30,585	4.4	44,667	6.5	55,169	8.4	69,362	10.8	76,086	12.8
Commercial and industrial loans	113,820	16.4	107,781	15.8	80,645	12.3	42,791	6.7	27,474	4.6

Total loans	694,772	100.0%	682,420	100.0%	654,878	100.0%	641,868	100.0%	594,856	100.0%

Less:
Deferred loan origination costs (fees), net	263		227		218		33		379
Allowance for loan losses	(11,170)		(12,075)		(12,443)		(10,605)		(6,260)

Net loans	683,865		670,572		642,653		631,296		588,975

Loan Maturity

        The following tables set forth certain information at December 31, 2012 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees and costs.

	At December 31, 2012
	One- to Four-Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	169	57,570	21,125	2,142	40,857	121,863
More than one year to two years	253	21,255	1,466	471	26,946	50,391
More than two years to three years	81	19,466	—	561	22,980	43,088
More than three years to five years	13,093	82,916	—	3,528	21,966	121,503
More than five years to ten years	9,822	145,406	—	11,585	1,071	167,884
More than ten years to fifteen years	8,549	5,226	—	3,113	—	16,888
More than fifteen years	126,861	37,109	—	9,185	—	173,155

Total	$158,828	$368,948	$22,591	$30,585	$113,820	$694,772

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2012 that are due after December 31, 2013 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude deferred loan fees, net.

	Fixed Rates	Floating or Adjustable Rates	Total
		(In thousands)
Real estate loans:
One- to four-family	$150,884	$7,775	$158,659
Multi-family and commercial	214,533	96,845	311,378
Construction	—	1,466	1,466
Consumer loans	17,729	10,714	28,443
Commercial and industrial loans	19,391	53,572	72,963

Total	$402,537	$170,372	$572,909

        Securities.    Our securities portfolio consists primarily of agency residential mortgage related securities, and, to a lesser extent, private label commercial mortgage securities obligations of U.S. government agencies and investment grade corporate securities. The amortized cost of total securities increased $37.8 million, or 13.5%, during 2012. Purchases in 2012 consisted of agency residential mortgage related securities totaling $217.9 million and two corporate securities in the amount of $5.3 million. These purchases were offset by principal repayments of $84.0 million, the sale of $82.3 million of residential agency mortgage related securities, the sale of US government agencies of $6.1 million, the sale of the private label residential mortgage related securities of $157,000, the redemption of $7.9 million in corporate securities and the call of $1.9 million of state and municipal securities. All securities purchased during the year ended December 31, 2012 were classified as available-for-sale.

        The amortized cost of securities decreased $73.3 million, or 20.2%, in 2011. Purchases in 2011 consisted of agency residential mortgage related securities totaling $35.0 million. These purchases were offset by maturities, calls, and principal repayments of $85.4 million, the sale of $13.0 million of residential agency mortgage related securities, the redemption of $3.5 million in corporate securities, and the call of $5.4 million of state and municipal securities. All securities purchased during the year ended December 31, 2011 were classified as available-for-sale.

        The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated. All of our securities were classified as available-for-sale at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
Obligations of U.S. government agencies	$300	$314	$6,424	$6,514	$6,489	$6,521
State and political subdivisions	—	—	1,865	1,873	7,240	7,279
Corporate securities	12,207	12,177	15,007	14,719	18,674	18,871

	12,507	12,491	23,296	23,106	32,403	32,671
Private label residential mortgage related securities	—	—	164	122	559	166
Private label commercial mortgage related security	6,119	6,197	8,799	8,906	11,385	11,767
Agency residential mortgage related securities	270,461	277,419	206,285	216,636	256,796	266,699

Total mortgage related securities	276,580	283,616	215,248	225,664	268,740	278,632

Total available-for-sale securities	$289,087	$296,107	$238,544	$248,770	$301,143	$311,303

Held to Maturity:
Agency residential mortgage related securities	$28,369	$29,451	$41,074	$41,758	$51,835	$50,817

Total mortgage related securities	28,369	29,451	41,074	41,758	51,835	50,817

Total securities	$317,456	$325,558	$279,618	$290,528	$352,978	$362,120

        At December 31, 2012, we had no investments in a single issuer (other than state or U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity.

        During the year ended December 31, 2012, the Company sold (1) agency residential mortgage related securities with an amortized cost of $82.3 million and recognized gross gains of $3.3 million, (2) a private label residential mortgage related security with an amortized cost of $157,000 and recognized a loss of $87,000 and (3) two obligations of U.S. government agencies with an amortized cost of $6.1 million and recognized a gain of $64,000.

        As of December 31, 2012, the Company held three private label commercial mortgage backed securities ("CMBS") with an amortized cost of $6.1 million. These securities had a net unrealized gain of $78,000 at December 31, 2012 and all individual securities were held at an unrealized gain. As of

December 31, 2011, the Company held three private label CMBS with an amortized cost of $8.8 million. These securities had a net unrealized gain of $107,000 at December 31, 2011 and all individual securities were held at an unrealized gain. During 2011, one security paid off in full.

        As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.60% of its advances plus 0.35% of the Bank's "eligible assets," as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank's "eligible assets." The FHLB of Pittsburgh has indicated it would only redeem from any member the lesser of the amount of the member's excess capital stock or 5% of the member's total capital stock. The FHLB also indicated that it may increase its individual member stock investment requirements. As of December 31, 2012, the Company's minimum stock obligation was $7.9 million and a maximum stock obligation was $12.6 million. The Company held $8.1 million in FHLB stock at that date. The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and did not pay a dividend through December 31, 2011. Beginning in the first quarter of 2012, the FHLB of Pittsburgh reinstated its quarterly dividend.

        See Note 2 to the consolidated financial statements for a schedule of gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011.

        The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2012. Weighted average yields on tax-exempt loans and securities are not presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More Than 1 Year to 5 Years		More Than 5 Years to 10 Years		More Than 10 Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available for Sale:
Obligations of U.S. government agencies	$—	—%	$314	2.26%	$—	—%	$—	—%	$314	2.26%
State and political subdivisions	—	—	—	—	—	—	—	—	—	—
Corporate securities	2,032	3.00	10,145	1.81	—	—	—	—	12,177	2.01

	2,032		10,459		—		—		12,491

Private label commercial mortgage related security	—	—	—	—	—	—	6,197	5.45	6,197	5.45
Agency residential mortgage related securities	6	5.01	184	5.07	21,539	3.17	255,690	1.97	277,419	2.07

Total mortgage related securities	$6		$184		$21,539		$261,887		$283,616

Held to Maturity:
Agency residential mortgage related securities	$—	—	$—	—	$16,516	1.46	$12,935	2.05	$29,451	1.72

Total mortgage related securities	—		—		16,516		12,935		29,451

Total securities	$2,038		$10,643		$38,055		$274,822		$325,558

        Real Estate Held for Investment.    Fox Chase Bank had real estate held for investment of $1.6 million at December 31, 2012 and 2011, which represented undeveloped land located in Absecon, New Jersey. During 2011, the Company obtained an updated appraisal and recorded an additional impairment loss of $110,000. No additional impairment was identified during 2012.

        In accordance with regulatory guidelines, because this real estate held for investment was not sold or placed in service by June 2011 (eight years from acquisition), for regulatory reporting purposes, the full amount of this asset is recorded as a reduction of regulatory capital at December 31, 2012 and December 31, 2011.

        Cash and Cash Equivalents.    Our primary source of short-term liquidity is comprised of branch working cash, a reserve requirement account at the Federal Reserve, an account at the Federal Home Loan Bank of Pittsburgh and money market accounts. Cash and cash equivalents increased $17.5 million during 2012, primarily as a result of increased short-term borrowings as of December 31, 2012.

        Deposits.    Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing NOW accounts, money market accounts, savings accounts, brokered deposits and certificates of deposit. These deposits are provided primarily by individuals and businesses within our market areas. Deposits increased $10.8 million, or 1.6%, for 2012 primarily as a result of an increase in noninterest bearing deposits of $23.8 million, an increase in NOW accounts of $24.2 million, an increase in savings and club accounts of $18.3 million and an increase in brokered deposits of $40.5 million, offset by decreases in money market accounts of $30.3 million and certificates of deposit of $65.7 million. The increase in noninterest-bearing deposits was primarily driven by the Company's continued focus on commercial business customers. The increase in NOW accounts and savings and club accounts was primarily driven by new products introduced in 2011 and 2012. The increase in brokered deposits is driven by the Company's desire to access this type of low-cost deposit funding. The decreases in money market accounts and certificate of deposits was primarily due to the Company not offering any promotional rates in 2012.

        Deposits decreased $35.2 million, or 4.9%, for 2011 primarily as a result of a decrease in higher-rate certificates of deposits of $68.7 million and a decrease in money market accounts of $21.2 million offset by an increase in NOW accounts of $5.4 million, an increase of $13.4 million in noninterest-bearing demand accounts, an increase of $25.8 million in savings and club accounts and an increase of $10.2 million in brokered deposits. The decrease in certificates of deposits and money market accounts was the result of the Company's decision to reduce higher rate deposits while targeting certain customers for retention. These customers include those with either previous relationships or those who reside within close proximity to our branches. During 2011, the Company had $25.8 million of promotional certificates of deposit mature at an average rate of 3.50%. Of this promotion, approximately $3.9 million were retained. The increase in noninterest-bearing demand accounts was a result of continued efforts to increase commercial deposit relationships through the efforts of our commercial lending and cash management teams.

        The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2012		2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Noninterest-bearing demand accounts	$108,176	—%	$84,374	—%	$70,990	—%
NOW accounts	70,199	0.22	45,948	0.39	40,505	0.30
Money market accounts	97,318	0.19	127,667	0.38	148,904	0.47
Savings and club accounts	99,046	0.14	80,740	0.29	54,921	0.05
Brokered deposits	50,637	0.36	10,162	0.53	—	—
Certificates of deposit	262,033	1.59	327,703	2.03	396,443	2.44

Total	$687,409	0.70%	$676,594	1.12%	$711,763	1.48%

        The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2012. Jumbo certificates of deposit require minimum deposits of $100,000. Brokered deposits in the amount of $50.6 million at December 31, 2012 are not included in total jumbo certificates of deposit.

Maturity Period at December 31, 2012	Jumbo Certificates of Deposit
(In thousands)
Three months or less	$7,638
Over three through six months	6,424
Over six through twelve months	17,414
Over twelve months	31,027

Total	$62,503

        The following table sets forth the time deposits, including brokered deposits in 2012 and 2011, classified by rates at the dates indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
0.00 - 1.00%	$191,709	$106,920	$82,723
1.01 - 2.00%	41,235	82,779	88,537
2.01 - 3.00%	32,104	75,808	89,887
3.01 - 4.00%	24,297	33,827	66,566
4.01 - 5.00%	23,176	38,381	49,258
5.01 - 6.00%	149	150	19,472
6.01 - greater	—	—	—

Total	$312,670	$337,865	$396,443

        The following table sets forth the amount and maturities of time deposits, including brokered deposits, classified by rates at December 31, 2012.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$149,251	$22,623	$14,081	$5,754	$191,709	61.31%
1.01 - 2.00%	14,804	16,544	4,389	5,498	41,235	13.19
2.01 - 3.00%	9,291	5,407	7,478	9,928	32,104	10.27
3.01 - 4.00%	5,462	15,709	944	2,182	24,297	7.77
4.01 - 5.00%	11,413	8,888	2,290	585	23,176	7.41
5.01 - 6.00%	—	149	—	—	149	0.05
6.01 - greater	—	—	—	—	—	—

Total	$190,221	$69,320	$29,182	$23,947	$312,670	100.00

        The following table sets forth time deposit activity for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Beginning balance	$337,865	$396,443	$524,026
Decrease before interest credited	(31,542)	(66,363)	(141,237)
Interest credited	6,347	7,785	13,654
Net decrease in time deposits	(25,195)	(58,578)	(127,583)

Ending balance	$312,670	$337,865	$396,443

        Borrowings.    During 2012, the Company obtained four additional term Federal Home Loan Bank advances totaling $60.0 million. During 2012, the Company terminated $36.3 million of Federal Home Loan Bank advances at a pre-tax cost of $1.5 million. Additionally, during 2012, the Company terminated $20.0 million of other long-term borrowings at a pre-tax cost of $1.5 million. During 2012, the Company made scheduled principal payments of $2.0 million on other borrowed funds. As of December 31, 2012, Fox Chase Bank had outstanding borrowings of $110.0 million with the Federal Home Loan Bank and $30.0 million with another commercial bank.

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

        As of December 31, 2012 and December 31, 2011, the Company had $70.5 million and $8.5 million, respectively, of short-term borrowings. The short-term borrowings at December 31, 2012 and 2011 had a blended rate of 0.30% and 0.25%, respectively. Short-term borrowings consist of overnight and term borrowings with an original maturity less than one year. Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period	$210,500	$196,429	$186,807
Average advances outstanding during the period	137,279	162,419	175,963
Weighted average interest rate during the period	2.75%	3.54%	3.66%
Balance outstanding at end of period	210,500	146,778	172,800
Weighted average interest rate at end of period	1.51%	3.23%	3.67%

Results of Operations for the Years Ended December 31, 2012, 2011 and 2010

  Overview.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income	$5,062	$4,779	$2,744
Basic earnings per share	$0.44	$0.36	$0.20
Diluted earnings per share	0.43	0.36	0.20
Return on average assets	0.50%	0.45%	0.24%
Return on average equity	2.74	2.36	1.65
Average equity to average assets	18.12	19.07	14.30

        2012 vs. 2011.    Net income increased $283,000 for 2012 compared to 2011. The 2012 results included an increase in net interest income of $266,000, a reduction of $2.3 million in the provision for loan losses, an increase of $3.0 million in noninterest income, an increase of $5.1 million in noninterest expense and an increase in tax provision of $106,000.

        2011 vs. 2010.    Net income increased $2.0 million for 2011 compared to 2010. The 2011 results included an increase in net interest income of $3.9 million, a reduction of $479,000 in the provision for loan losses, a decrease of $546,000 in noninterest income, an increase of $697,000 in noninterest expense and an increase in tax provision of $1.1 million.

  Net Interest Income.

        2012 vs. 2011.    Net interest income increased $266,000, or 0.8%, for 2012. The net interest margin was 3.21% for 2012 compared to 3.02% for 2011. The increase in net interest income was primarily attributable to a decrease in the average balance and costs of interest bearing liabilities as well as increases in noninterest-bearing deposits, offset by a decrease in the yield on interest-earning assets.

        Total interest income decreased $4.1 million, or 8.9%, to $41.8 million for 2012, due primarily to a $2.2 million, or 22.2%, decrease in interest on mortgage related securities, a decrease in interest and fees on loans of $1.6 million, or 4.4%, a decrease in interest on taxable investment securities available-for-sale of $180,000, or 36.9%, a decrease in interest on nontaxable investment securities available-for-sale of $150,000, or 81.5% and a decrease in other interest income of $63,000, or 88.7%. Interest income on mortgage related securities decreased due to a reduction in the average balance of $26.0 million and a 47 basis point reduction in yield. Interest income on loans decreased due to a reduction of 33 basis points in yield offset by an increase $17.2 million in the average balance of total loans. Interest income on taxable investment securities available-for-sale decreased primarily due to a decrease in the average balance of $10.6 million. Interest income on nontaxable investment securities available-for-sale decreased $150,000 primarily due to a decrease in the average balance of $3.3 million. Other interest income decreased $63,000 to $8,000 from $71,000 primarily due to a decrease in the average balance of interest-earning demand deposits of $24.3 million and a 12 basis point reduction in yield.

        Total interest expense decreased $4.4 million, or 30.2%, to $10.1 million for 2012, due primarily to a $2.3 million decrease in interest expense on deposits, a $1.7 million decrease in interest expense on Federal Home Loan Bank advances and a $384,000 decrease in interest expense on other long-term borrowed funds. The decreased deposit expense was due to a decrease of $15.5 million in the average outstanding balance on total interest-bearing deposit accounts and a 36 basis point decrease in the average rate paid on deposits, primarily due to the lower interest rate environment as well as the re-pricing of promotional rate certificates of deposits and the utilization of lower-cost brokered deposits. Interest expense on Federal Home Loan Bank advances decreased primarily due to a decrease in average borrowings of $28.1 million and a decrease in the average rate paid of 76 basis points. Interest expense on other borrowed funds decreased primarily due to a decrease in average borrowings of $10.6 million.

        The increase in net interest income includes the benefits of approximately $700,000 related to the Company's balance sheet restructuring during the second quarter of 2012. As part of the restructuring, the Company terminated $56.3 million in long-term borrowings, with an effective rate of 3.50%. The Company funded these terminations with brokered deposits with a weighted average duration of 0.9 years and a weighted average rate of 0.45%. Additionally, the Company sold investment securities totaling $72.9 million with a book yield of 2.11% and purchased investment securities totaling $74.3 million with a book yield of 1.63%.

        2011 vs. 2010.    Net interest income increased $3.9 million, or 14.1%, for 2011. The net interest margin was 3.02% for 2011 compared to 2.42% for 2010. The increase in net interest income was primarily attributable to a decrease in the average balance and cost of certificates of deposit, as well as increases in average stockholders' equity and noninterest-bearing deposits.

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

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$7,569	$8	0.10%	$31,894	$71	0.22%	$82,257	$286	0.35%
Mortgage-related securities
Available-for-sale	255,688	7,017	2.74%	268,977	8,989	3.34%	348,208	11,727	3.37%
Held-to-maturity	35,120	589	1.68%	47,803	786	1.65%	8,025	147	1.83%

Total mortgage-related securities	290,808	7,606	2.62%	316,780	9,775	3.09%	356,233	11,874	3.33%
Taxable securities	21,220	308	1.45%	31,818	488	1.53%	28,197	471	1.67%
Nontaxable securities	738	34	4.65%	4,043	184	4.55%	8,318	334	4.01%
Loans:
Residential loans	178,316	8,704	4.88%	220,418	10,976	4.98%	262,028	13,633	5.20%
Commercial loans	450,135	23,472	5.21%	379,693	21,504	5.59%	330,651	18,913	5.64%
Consumer loans	39,312	1,702	4.33%	50,501	2,948	5.84%	63,488	3,774	5.94%

Total Loans	667,763	33,878	5.07%	650,612	35,428	5.40%	656,167	36,320	5.50%
Allowance for loan losses	(11,781)			(12,895)			(11,415)

Net loans	655,982	33,878		637,717	35,428		644,752	36,320

Total interest-earning assets	976,317	41,834	4.23%	1,022,252	45,946	4.41%	1,119,757	49,285	4.33%

Noninterest-earning assets	43,923			41,466			46,932

Total assets	$1,020,240			$1,063,718			$1,166,689

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$164,364	573	0.35%	$174,681	739	0.42%	$214,111	1,504	0.70%
Savings accounts	94,783	253	0.27%	67,688	148	0.22%	53,975	45	0.08%
Brokered deposits	36,553	194	0.53%	1,802	13	0.73%	—	—	0.00%
Certificates of deposit	290,722	5,327	1.83%	357,792	7,772	2.17%	476,258	13,654	2.87%

Total interest-bearing deposits	586,422	6,347	1.08%	601,963	8,672	1.44%	744,344	15,203	2.04%

Short-term borrowings	15,851	38	0.24%	2,239	5	0.23%	—	—	0.00%
FHLB advances	82,039	2,383	2.90%	110,180	4,085	3.66%	125,963	4,789	3.75%
Other borrowed funds	39,389	1,349	3.42%	50,000	1,733	3.42%	50,000	1,733	3.42%

Total borrowings	137,279	3,770	2.75%	162,419	5,823	3.54%	175,963	6,522	3.66%

Total interest-bearing liabilities	723,701	10,117	1.40%	764,382	14,495	1.89%	920,307	21,725	2.35%

Noninterest-bearing deposits	107,143			90,460			70,256
Other noninterest-bearing liabilities	4,503			6,001			9,341

Total liabilities	835,347			860,843			999,904

Stockholders' equity	178,687			195,683			158,633
Accumulated comprehensive income	6,206			7,192			8,152

Total stockholder's equity	184,893			202,875			166,785

Total liabilities and stockholders' equity	$1,020,240			$1,063,718			$1,166,689

Net interest income		$31,717			$31,451			$27,560

Interest rate spread			2.83%			2.52%			1.98%
Net interest margin			3.21%			3.02%			2.42%
Average interest-earning assets to average interest-bearing liabilities			134.91%			133.74%			121.67%

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

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011			Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
Interest and dividend income:
Interest-earning demand deposits	$(9)	$(54)	$(63)	$(40)	$(175)	$(215)
Mortgage-related securities
Available for sale	(1,528)	(444)	(1,972)	(69)	(2,669)	(2,738)
Held to maturity	11	(208)	(197)	(91)	730	639
Taxable securities	(18)	(162)	(180)	(43)	60	17
Nontaxable securities	1	(151)	(150)	22	(172)	(150)
Loans:
Residential loans	(176)	(2,096)	(2,272)	(493)	(2,164)	(2,657)
Commercial loans	(2,021)	3,989	1,968	(214)	2,805	2,591
Consumer loans	(593)	(653)	(1,246)	(54)	(772)	(826)

Total Loans	(2,790)	1,240	(1,550)	(761)	(131)	(892)

Total interest-earning assets	(4,333)	221	(4,112)	(982)	(2,357)	(3,339)

Interest Expense:
NOW and money market deposit accounts	(122)	(44)	(166)	(488)	(277)	(765)
Savings accounts	46	59	105	93	10	103
Brokered deposits	(72)	253	181	—	13	13
Certificates of deposit	(988)	(1,457)	(2,445)	(2,486)	(3,396)	(5,882)

Total interest-bearing deposits	(1,136)	(1,189)	(2,325)	(2,881)	(3,650)	(6,531)
Short-term borrowings	2	31	33	—	5	5
FHLB advances	(660)	(1,042)	(1,702)	(103)	(601)	(704)
Other borrowed funds	(16)	(368)	(384)	—	—	—

Total borrowings	(674)	(1,379)	(2,053)	(103)	(596)	(699)

Total interest-bearing liabilities	(1,810)	(2,568)	(4,378)	(2,984)	(4,246)	(7,230)

Net change in net interest income	$(2,523)	$2,789	$266	$2,002	$1,889	$3,891

  Provision for Loan Losses.

        2012 vs. 2011.    Fox Chase Bancorp recorded a provision for loan losses of $3.5 million in 2012 compared to $5.7 million in 2011. The $3.5 million provision was primarily a result of net charge-offs of $4.4 million of which $1.9 million related to the consumer loan portfolio, $1.4 million related to the residential mortgage portfolio and $1.1 million related to the commercial and construction loan portfolios. Additionally, the decreased provision was a result of a decrease in classified and criticized assets.

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

        An analysis of the changes in the allowance for loan losses is presented under "—Risk Management—Analysis and Determination of the Allowance for Loan Losses."

        Noninterest Income.    The following table shows the components of noninterest income for 2012, 2011 and 2010.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2012	2011	2010	2012/2011		2011/2010
	(In thousands)
Service charges and other fee income	$1,597	$1,630	$1,132	(33)	(2.0)%	498	44.0%
Net gain on sale of premises and equipment	—	—	6	—	—	(6)	—
Net gain on sale of assets acquired through foreclosure	135	250	44	(115)	(46.0)	206	468.2
Impairment loss on real estate held for investment	—	(110)	—	110	(100.0)	(110)	(100.0)
Income on bank-owned life insurance	471	468	471	3	0.6	(3)	(0.6)
Equity in earnings of affiliates	690	245	166	445	181.6	79	47.6
Other	130	130	107	—	—	23	21.5
Total other-than-temporary impairment loss	—	(407)	—	407	(100.0)	(407)	(100.0)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	46	—	(46)	(100.0)	46	100.0

Net other-than-temporary impairment loss	—	(361)	—	361	(100.0)	(361)	(100.0)
Net gain on sale of investment securities	3,292	1,091	1,963	2,201	201.7	(872)	(44.4)

Net investment securities gains	3,292	730	1,963	2,562	351.0	(1,233)	(62.8)

Total Noninterest Income	$6,315	$3,343	$3,889	$2,972	88.9%	$(546)	(14.0)%

        2012 vs. 2011.    Noninterest income increased $3.0 million in 2012. Service charges and other fee income decreased $33,000, primarily due to decreases in loan related fees of $66,000 offset by an increase in deposit related fees of $33,000. There was no net other-than-temporary impairment loss or impairment loss on real estate held for investment during 2012, compared to $361,000 and $110,000, respectively, for 2011. Net gain on sale of investment securities was $3.3 million, compared to $1.1 million in 2011. Equity in earnings of affiliate increased $445,000 due to increased income from the Company's investment in Philadelphia Mortgage Advisors as a result of higher mortgage loan volume. Net gain on sale of assets acquired through foreclosure was $135,000 in 2012 compared to $250,000 in 2011.

        2011 vs. 2010.    Noninterest income decreased $546,000 for 2011. The decrease for 2011 was primarily due to a decrease in net investment gains of $1.2 million as the Company recorded a net other-than-temporary impairment loss of $361,000 which was offset by the gain on sale of securities of $1.1 million compared to a gain on sale of securities of $2.0 million and no net other-than-temporary impairment loss in 2010. In addition, the Company recorded an impairment loss on real estate held for investment of $110,000 in 2011 compared to no impairment loss in 2010. These decreases were offset by an increase in service charges and other fee income of $498,000 as a result of an increase of $377,000 in loan fee income to $627,000 from $250,000 in 2010 and an increase of $121,000 in deposit related fee income to $1.0 million from $882,000 in 2010. Loan fee income increased primarily due to an increase in commercial fee income, including unused lines and letters of credit and international banking transaction fees. Deposit related fees increased primarily as cash management fees increased $154,000 offset by decreases in other deposit related fees. Net gain on other real estate owned increased by $206,000 as the Company sold two properties during the year. Other income increased $102,000 primarily as a result of an increase of $79,000 of income earned on the Company's investment in Philadelphia Mortgage Advisors and an increase of $16,000 in merchant processing fees.

        Noninterest Expense.    The following table shows the components of noninterest expense and the percentage changes for 2012, 2011 and 2010.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2012	2011	2010	2012/2011		2011/2010
	(In thousands)
Salaries, benefits and other compensation	$13,540	$12,761	$12,128	$779	6.1%	$633	5.2%
Occupancy expense	1,702	1,845	1,822	(143)	(7.8)	23	1.3
Furniture and equipment expense	537	442	454	95	21.5	(12)	(2.6)
Data processing costs	1,797	1,719	1,662	78	4.5	57	3.4
Professional fees	1,706	1,720	1,374	(14)	(0.8)	346	25.2
Marketing expense	270	356	291	(86)	(24.2)	65	22.3
FDIC premiums	773	870	1,401	(97)	(11.1)	(531)	(37.9)
Assets acquired through foreclosure expense	2,143	762	543	1,381	181.2	219	40.3
Loss on extinguishment of debt	3,018	—	—	3,018	100.0	—	—
Other	1,688	1,594	1,697	94	5.9	(103)	(6.1)

Total Noninterest Expense	$27,174	$22,069	$21,372	$5,105	23.1%	$697	3.3%

        2012 vs. 2011.    In 2012, noninterest expense increased $5.1 million, or 23.1%. Salaries, benefits and other compensation increased $779,000, primarily as a result of increased staffing, annual merit increases and higher employee stock ownership plan costs due to our higher stock price. Furniture and equipment expense increased $95,000 primarily due to increased depreciation expense associated with technology investments. Occupancy expense decreased $143,000 due to decreased building maintenance expense and a reduction in rent expense. Assets acquired through foreclosure expense increased $1.4 million, primarily due to an increase in valuation adjustments of $1.3 million. Loss on extinguishment of debt was $3.0 million in conjunction with the Company's balance sheet restructuring during the quarter ended June 30, 2012.

        2011 vs. 2010.    In 2011, noninterest expense increased $697,000, or 3.3%. Salaries, benefits and compensation increased $633,000 for the year ended December 31, 2011 due to higher salary expense from annual merit increases, higher incentive compensation accruals and incremental ESOP costs as the Company increased the benefits for employees in conjunction with the mutual-to-stock conversion that was completed in the second quarter of 2010. Professional fees increased by $346,000 for the year ended December 31, 2011 primarily due to incremental legal costs associated with nonperforming assets. Assets acquired through foreclosure expense increased $219,000 due to write-downs of properties throughout the year. FDIC premiums decreased $531,000 due to a reduction in the regular assessment rate on April 1, 2011 as well as a reduction in the Company's total deposits and total assets.

Other expense decreased $103,000 primarily due to decreases in fraud losses on checking accounts compared to 2010, as well as decreased telephone, postage and stationary and supplies as the Company continues to reduce costs.

  Income Taxes.

        2012 vs. 2011.    Income tax expense for 2012 was $2.3 million compared to $2.2 million for 2011. The increase in 2012 was primarily due to a $389,000 increase in pre-tax income. The effective tax rate for 2012 and 2011 was 31.4% and 31.6%, respectively.

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

        There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, from its interest-earning assets. The Company's primary credit risk is the risk of defaults in the Company's loan portfolio that result from borrowers' inability or unwillingness to make contractually required payments. The Company also has credit risk related to the risk of defaults in its investment securities portfolio. The ability of the Company to realize the full value of its investment securities upon maturity or sale depends on several factors, including the cash flows, credit enhancements and underlying structures of the individual investment securities. Market risk reflects changes in the value of the collateral underlying loans, the valuation of assets acquired through foreclosure and the valuation of loans held for sale, securities, mortgage servicing assets and other investments.

        The Company is subject to the regulations of various government agencies. These regulations may change significantly from period to period. The Company also undergoes periodic examinations by regulatory agencies that may subject them to further changes with respect to asset valuations and classifications, amounts required for the allowance for loan losses and operating restrictions resulting from the regulators' judgment based on information available to them at the time of their examination.

        Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers due to unforeseen circumstances. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

        Credit Risk Management.    Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our Special Assets Group, which is run by our Chief Operating Officer and consists of three other loan and credit administration officers, is responsible for oversight of problem assets and increases the frequency with which criticized and classified credits are reviewed and aggressively acts to resolve problem loans.

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

        Management reports to the Board of Directors or a committee of the Board monthly regarding the status of nonperforming loans, assets acquired through foreclosure, troubled debt restructurings, loans delinquent more than 30 days and any other loans requiring special attention.

        Analysis of Nonperforming and Classified Assets.    We consider assets acquired through foreclosure, loans that are 90 days or more past due and loans that are not 90 days past due, but where collection of principal or interest is in doubt, to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and any previously recorded interest is reversed and recorded as a reduction of loan interest and fee income. Generally, payments received on a nonaccrual loan are applied to the outstanding principal at the time received, unless collection of principal and interest in full is considered probable.

        Assets acquired through foreclosure consists of other real estate owned and financial assets acquired from debtors. These assets are obtained through foreclosure, by a deed-in-lieu of foreclosure, in-substance foreclosure or in exchange for satisfaction of debt. Other real estate owned is carried at the lower of cost or fair value, less estimated selling costs. Costs related to the development or improvement of an acquired property are capitalized. Holding costs and declines in carrying value after acquisition are recorded as assets acquired through foreclosure expense in the consolidated statements of operations. Financial assets acquired from debtors are carried at fair value under the fair value option in accordance with FASB ASC 825 "Financial Instruments." Increases or decreases in fair value after acquisition are recorded as assets acquired through foreclosure expense in the consolidated statements of operations.

        The following table provides information with respect to our nonperforming assets by segment at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual Loans:
One- to four-family real estate	$3,355	$6,885	$10,813	$7,740	$1,503
Multi-family and commercial real estate	5,284	3,814	6,180	4,738	685
Construction	6,434	6,372	9,279	15,739	3,495
Consumer	2,051	7	365	612	167
Commercial and industrial	—	—	—	250	—

Total	17,124	17,078	26,637	29,079	5,850

Accruing loans past due 90 days or more:
Multi-family and commercial real estate	—	—	—	601	—
Consumer	—	3,875	—	—	—

Total	—	3,875	—	601	—

Nonperforming loans	$17,124	$20,953	$26,637	$29,680	$5,850

Assets acquired through foreclosure	8,524	2,423	3,186	4,052	—

Total nonperforming assets	$25,648	$23,376	$29,823	$33,732	$5,850

Nonperforming loans to total loans	2.46%	3.07%	4.07%	4.62%	0.98%
Total nonperforming loans to total assets	1.57	2.06	2.43	2.53	0.63
Total nonperforming assets to total assets	2.36	2.30	2.72	2.87	0.63

        The following table sets forth our nonaccrual loans by state and loan segment at December 31, 2012. The table does not include accruing loans past due 90 days or more.

	One- to Four- Family Real Estate		Multi Family and Commercial Real Estate		Construction		Consumer		Commercial and Industrial		Total
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
Pennsylvania	7	$1,399	1	$1,380	2	$6,434	8	$189	—	$—	18	$9,402
New Jersey	7	1,956	4	2,738	—	—	—	—	—	—	11	4,694
Delaware	—	—	1	1,166	—	—	—	—	—	—	1	1,166
Other	—	—	—	—	—	—	3	1,862	—	—	3	1,862

Total	14	$3,355	6	$5,284	2	$6,434	11	$2,051	—	$—	33	$17,124

        The following table provides a rollforward of nonperforming assets, by loan segment and assets acquired through foreclosure, from December 31, 2011 to December 31, 2012. The table does not include accruing loans past due 90 days or more.

	At December 31, 2011	Additional Non- Performing Assets, Net	Return to Accrual Status	Payments Received, Net	Net Charge-offs/ Valuation Allowances	Transfer To Assets Acquired Through Foreclosure	At December 31, 2012
	(Dollars in thousands)
Nonaccrual loans
One- to four-family real estate	$6,885	$2,306	$(155)	$(142)	$(1,404)	$(4,135)	$3,355
Multi-family and commercial real estate	3,814	3,358	—	(81)	(886)	(922)	5,283
Construction	6,372	2,516	—	(2,113)	(340)	—	6,435
Consumer	7	9,299	(251)	(950)	(2,041)	(4,013)	2,051
Commercial and industrial	—	—	—	—	—	—	—

Total	17,078	17,479	(406)	(3,286)	(4,671)	(9,070)	17,124

Assets acquired through foreclosure	2,423	469	—	(1,528)	(1,910)	9,070	8,524

Total nonperforming assets	$19,501	$17,948	$(406)	$(4,814)	$(6,581)	$—	$25,648

At December 31, 2012, nonperforming assets were comprised of the following:

  •
  Two construction loans for residential developments, the largest of which is collateralized by land and improvements associated with a residential housing development in Chester County, Pennsylvania. The other nonaccrual construction loan is collateralized by a residential housing development in Montgomery County, Pennsylvania.

  •
  Six multi-family and commercial real estate loans, the largest of which is secured by multi-use rental properties located in Montgomery County, Pennsylvania.

  •
  Fourteen one- to four-family loans, the largest of which is secured by a residential home located in Montgomery County, Pennsylvania.

  •
  Eleven consumer loans which are secured by second or third lien mortgage positions or insurance policies.

  •
  Assets acquired through foreclosure consisting of seven properties and eight insurance policies, with a total carrying value of $8.5 million.

        For a discussion of the allowance related to these assets, see "Analysis and Determination of the Allowance for Loan Losses—Allowance Required for Impaired Loans."

        Interest income that would have been recorded for 2012 had nonaccruing loans been current according to their original terms was approximately $1.5 million. Interest income included in net income for these loans for 2012 was $502,000.

        Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. "Substandard assets" must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If we classify an asset as loss, it is recorded as a loan charged off in the current period. The regulations also provide for a "special mention" category, described as criticized assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.

        The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
	2012	2011	2010
	(In thousands)
Special mention assets	$10,366	$20,862	$21,102
Substandard assets	37,204	36,063	45,948
Doubtful assets	—	—	—

Total criticized and classified assets	$47,570	$56,925	$67,050

        At December 31, 2012, substandard assets were comprised of: (1) $17.1 million in nonaccrual loans and $8.5 million of assets acquired through foreclosure identified in the nonperforming asset table; (2) $10.0 million related to five loans that are current on principal and interest payments but are classified due to weaknesses in each of the borrower's underlying businesses and (3) $1.6 million in real estate held for investment.

        At December 31, 2012, Fox Chase Bank had eighteen loans classified as special mention, which were comprised of five multi-family and commercial real estate relationships totaling $6.7 million and six commercial and industrial relationships totaling $3.7 million.

        Delinquencies.    The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due
	(In thousands)
One- to four-family real estate	$18	$284	$370	$252	$96	$144
Multi-family and commercial real estate	—	1,691	—	—	4,735	—
Construction	—	—	—	—	—	—
Consumer	23	51	1,097	169	170	—
Commercial and industrial	—	—	—	—	—	—

Total	$41	$2,026	$1,467	$421	$5,001	$144

        At December 31, 2012, delinquent loans were comprised of three one- to four-family real estate loans, six consumer loans and two multi-family and commercial real estate loans totaling $1.7 million, one of which (for $100,000) was current as to monetary payments but past maturity. The other $1.6 million commercial real estate loan was recorded as an accruing TDR at December 31, 2012 and was extended during February 2013.

        Troubled Debt Restructurings.    The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. Troubled debt restructurings ("TDRs") are included in impaired loans. TDRs typically result from the Company's loss mitigation activities which, among other activities, could include rate reductions, payment extension, and/or principal forgiveness.

        At December 31, 2012, the Company had fourteen TDRs, totaling $14.3 million, of which $13.1 million were the following seven TDRs at December 31, 2011:

  •
  Two construction loans totaling $6.4 million.

  •
  Two multi-family and commercial real estate loans totaling $6.3 million.

  •
  Two residential loans totaling $365,000.

  •
  One consumer loan totaling $8,000.

        The Company had seven new TDRs during the year ended December 31, 2012, which totaled $1.2 million at December 31, 2012, and were comprised of the following:

  •
  Two multi-family and commercial real estate loans, totaling $590,000. The first loan, totaling $504,000 was classified as a TDR as the Company agreed to reduce payments to interest only for a period of seven months. The second loan, totaling $86,000, was classified as a TDR as the Company agreed to delay principal repayments.

  •
  Four residential loans, totaling $577,000, as the Company agreed to modified terms with the borrowers, which included delayed repayment of principal and/or interest.

  •
  One consumer loan, totaling $14,000, as the Company agreed to modified terms with the borrowers, which included delayed repayment of principal and/or interest.

        Analysis and Determination of the Allowance for Loan Losses.    The allowance for loan losses is maintained at a level representing management's best estimate of known and inherent losses in the loan portfolio, based upon management's evaluation of the portfolio's collectability. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When changes in the allowance are necessary, an adjustment is made. The adjustments to the allowance are made by management and presented to the Audit Committee of the Board of Directors.

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

        In measuring impairment, Fox Chase Bank determines whether repayment is expected through cash flows from the borrower or the borrower's underlying business or property. In determining the likelihood of collecting principal and interest, the Company considers all available and relevant information, including the borrower's actual and projected cash flows, balance sheet strength, liquidity and overall financial position. If repayment from the borrower or the underlying business or property is determined to be unlikely, and collateral exists, Fox Chase Bank considers the loan to be collateral dependent.

        For impaired loans that are collateral dependent, the Company performs an impairment analysis in the quarter the loan is identified as impaired. In measuring the initial amount of impairment for a collateral dependent loan, the Company reviews the condition of the underlying property. Such review includes visiting and examining the property, reviewing the age and value of the most recent appraisal on file, reviewing the list price if the property is for sale and calculating loan to value ratios.

        The Company reexamines each of its impaired loans on a quarterly basis to determine if any adjustments to the net carrying amount of a loan are required. For collateral dependent loans, the Company takes into consideration current facts and circumstances in analyzing whether the fair value of the collateral has increased or decreased significantly such that a change to the corresponding valuation allowance is required. Such analysis may be based on many different sources, including, but not limited to: (1) sales values of comparable properties or units within the same development relative to the appraised values for such properties or units that occurred since the date of the last appraisal; (2) sales agreements that may be entered into on the property since the date of the last appraisal; or (3) offers the Company receives on projects or properties since the date of the last appraisal. If current facts and circumstances are insufficient to determine fair value, Fox Chase Bank obtains a new appraisal. Further, the Company's policy is to obtain an appraisal on each impaired loan greater than $250,000 annually except in instances where management prepared discounted cash flow analysis are deemed to be an appropriate valuation method.

        If the fair value of a collateral dependent loan, less costs to sell, is less than the loan's carrying amount, the Company establishes a provision to the allowance for loan losses in the amount of the difference between fair value, less costs to sell, and the loan's carrying amount. The Company recognizes charge-offs associated with impaired loans when all or a portion of a loan is considered to be uncollectible. Charge-off amounts are based on appraised value, less estimated costs to sell.

        For loans that are not collateral dependent, we establish a specific allowance on impaired loans based on management's estimate of the discounted cash flows the Company expects to receive from the borrower. Factors considered in evaluating such cash flows include: (1) the type and value of collateral, if applicable; (2) the strength of our collateral position, if applicable; (3) the estimated cost to sell the collateral; (4) the borrower's effort to cure the delinquency; (5) the strength of the customer's personal or business cash flows and personal guarantees; (6) the availability of other sources of repayment; and (7) the amount due or past due.

        At December 31, 2012, the Company had $24.5 million of impaired loans comprised of: (1) $17.1 million of nonaccrual loans (See—Analysis of Nonperforming and Classified Assets) and (2) $7.4 million of TDRs (See—Troubled Debt Restructurings)

        Management has recorded an allowance for loan losses on impaired loans of $2.3 million at December 31, 2012 relating to $22.3 million in impaired loans. Such allowance for loan losses is determined based on either (1) management's estimate of discounted cash flows that the Company expects to receive over the life of the loan or (2) for collateral dependent loans, appraised value less costs to sell. At December 31, 2012, the Company had $2.2 million of impaired loans that had no related valuation allowance.

        General Valuation Allowance on the Remainder of the Loan Portfolio.    We establish a general allowance for loans (1) that are classified, but are not considered impaired and (2) that are not classified, to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio by loan category and assigning percentages, known as loss factors, to each category. The percentages are adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include the Company's loss experience by particular segments, trends in industry charge-offs by particular segments, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, and changes in existing general economic and business conditions affecting our lending areas and the national economy. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment. We perform this systematic analysis of the allowance on a quarterly basis.

        For commercial loan relationships originated in the last twelve months, management reviews and provides a loss factor for each individual commercial loan relationship. Generally, management believes the risk of default on recently underwritten loans is relatively low at the time of origination and increases with time, at some point moderating. This is supported by the concept that the fair value of the loan at inception approximates its book value. New commercial loans are reviewed on a quarterly basis, and allowance for loan loss factors adjusted commensurate with assessed changes in the loan's risk.

        At December 31, 2012, our allowance for loan losses was $11.2 million, which represented 1.61% of total loans and 65.2% of nonperforming loans. At December 31, 2012, the allowance for loan losses for impaired loans was $2.3 million and the general valuation allowance for the loan portfolio was $8.9 million. At December 31, 2011, our allowance for loan losses was $12.1 million, which represented 1.77% of total loans and 57.6% of nonperforming loans. At December 31, 2011, the allowance for loan losses for impaired loans was $3.6 million and the general valuation allowance for the loan portfolio was $8.5 million.

        The allowance for loan losses at December 31, 2012 and 2011 represent application of loan loss policies, which comply with U.S. generally accepted accounting principles and all regulatory guidance.

        We identify loans that may need to be charged off as a loss by reviewing all nonperforming, delinquent and criticized loans which we have concerns about collectability. A loan is charged off when in our judgment; the loan or portion of a loan is considered uncollectible.

        The following table sets forth the breakdown of impaired loans by loan segment as of December 31, 2012.

	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(in thousands)
Real estate loans:
One- to four-family	$3,355	$507	$—	$3,862	$3,862	$—
Multi-family and commercial	5,284	6,867	—	12,151	11,770	381
Construction	6,434	—	—	6,434	6,434	—
Consumer loans	2,051	14	—	2,065	203	1,862
Commercial and industrial	—	—	—	—	—	—

Total	$17,124	$7,388	$—	$24,512	$22,269	$2,243

        At December 31, 2012, seven TDRs, totaling $6.9 million, are excluded from the accruing TDR column above as they are included in the nonaccrual loans. Of this amount, $6.4 million relates to two construction loans. The Company has commitments of $855,000 to lend additional funds related to these construction loans. Additionally, the Company had three residential loan TDRs totaling $435,000 and one consumer loan TDR totaling $8,000 which are included in the nonaccrual loans and total impaired loans.

        The following table sets forth the allowance for loan loss for impaired loans and general allowance by loan segment as of December 31, 2012.

	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	General	Total
	(in thousands)
Real estate loans:
One- to four-family	$337	$5	$—	$342	$300	$642
Multi-family and commercial	530	948	—	1,478	4,849	6,327
Construction	449	—	—	449	424	873
Consumer loans	10	1	—	11	221	232
Commercial and industrial	—	—	—	—	2,630	2,630
Unallocated	—	—	—	—	466	466

Total allowance for loan losses	$1,326	$954	$—	$2,280	$8,890	$11,170

        The following table sets forth the breakdown of the total allowance for loan losses by loan segment at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family real estate	$642	22.9%	$1,760	29.1%	$1,990	36.4%	$1,455	41.8%	$542	43.8%
Multi-family and commercial real estate	6,327	53.1	6,112	45.9	4,624	38.1	3,716	34.3	2,379	27.9
Construction	873	3.2	869	2.7	3,260	4.8	3,782	6.4	2,449	10.9
Consumer	232	4.4	455	6.5	665	8.4	707	10.8	370	12.8
Commercial and industrial	2,630	16.4	2,657	15.8	1,707	12.3	824	6.7	418	4.6
Unallocated	466	—	222	—	197	—	121	—	102	—

Total allowance for loan losses	$11,170	$100.0%	$12,075	100.0%	$12,443	100.0%	$10,605	100.0%	$6,260	100.0%

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

        Analysis of Loan Loss Experience.    The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance at beginning of period	$12,075	$12,443	$10,605	$6,260	$3,376
Charge-offs:
Real estate loans:
One- to four-family real estate	1,408	567	1,403	148	—
Multi-family and commercial real estate	887	1,290	—	3,171	—
Construction	340	3,445	1,990	1,257	—
Consumer	1,892	433	514	131	19
Commercial and industrial	—	596	495	—	—

Total charge-offs	4,527	6,331	4,402	4,707	19
Recoveries	144	229	27	—	3

Net charge-offs	4,383	6,102	4,375	4,707	16
Provision for loan losses	3,478	5,734	6,213	9,052	2,900

Allowance at end of period	11,170	12,075	12,443	10,605	6,260

Allowance for loan losses to nonperforming loans	65.2%	57.6%	46.7%	35.7%	107.0%
Allowance for loan losses to total loans at the end of the period	1.61	1.77	1.90	1.65	1.05
Net charge-offs (recoveries) to average loans outstanding during the period	0.66	0.94	0.67	0.75	—

        The following table provides a rollforward of the allowance for loan losses by loan segment from December 31, 2011 to December 31, 2012.

	For the Year Ended December 31, 2012
	One- to Four- Family	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total
	(In thousands)
Balance, beginning	$1,760	$6,112	$869	$455	$2,657	$222	$12,075
Provision for loan losses	286	1,064	252	1,659	(27)	244	3,478
Loans charged off	(1,408)	(887)	(340)	(1,892)	—	—	(4,527)
Recoveries	4	38	92	10	—	—	144

Balance, ending	$642	$6,327	$873	$232	$2,630	$466	$11,170

        Interest Rate Risk Management.    We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk generally is to emphasize the origination of shorter-term adjustable-rate loans, and to invest in securities that have shorter term maturities. Additionally, we have focused on increasing core deposits including non-interest bearing and money market deposit accounts, which provide greater pricing flexibility, as well as making efforts to extend maturities on certificates of deposit and wholesale borrowings to better match longer-term fixed rate assets.

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

        Net Portfolio Value Analysis.    We use a third party vendor prepared model, which incorporates actual data and management assumptions, to review our level of interest rate risk. Such analyses measure interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 100 basis points.

        The following table presents the change in the net portfolio value of Fox Chase Bank at December 31, 2012 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point ("bp") Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)
300	151,058	(32,174)	(17.6)%	13.9%	(3.0)
200	162,636	(20,596)	(11.2)	14.9	(1.9)
100	173,120	(10,112)	(5.5)	15.9	(0.9)
0	183,232			16.8
(100)	179,917	(3,315)	(1.8)	16.5	(0.3)

        The decrease in our net portfolio value shown in the preceding table that would occur reflects: (1) that a substantial portion of our interest earning assets are fixed-rate residential loans and fixed-rate investment securities; (2) the shorter duration of deposits, which reprice more frequently in response to changes in market interest rates; and (3) the size of our mortgage related securities portfolio, which would decrease in value as interest rates increase.

        The third party vendor and management use various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

        Liquidity Management.    Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, short term and long term wholesale borrowings, brokered deposits, loan repayments and maturities and liquidation and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments and sales of securities are greatly influenced by general interest rates, economic conditions and competition.

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

        Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $25.1 million at December 31, 2012. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $296.1 million at December 31, 2012. In addition, at December 31, 2012, we had the ability to borrow a total of approximately $367.0 million from the Federal Home Loan Bank of Pittsburgh, of which we had $110.0 million outstanding.

        At December 31, 2012, we had $122.2 million in unfunded loan commitments outstanding, which consisted of $17.6 million in home equity and consumer loan commitments and $104.6 million in commercial loan commitments. Additionally, we had $14.3 million in standby letters of credit and $848,000 in commercial letters of credit.

        Certificates of deposit due within one year of December 31, 2012 totaled $190.2 million, including $45.5 million of brokered deposits, representing 60.8% of total certificates of deposit at December 31, 2012. We believe the large percentage of certificates of deposit that mature within one year reflect customers' hesitancy to invest their funds for long periods in the current low interest rate environment as well as the Company's use of shorter term brokered deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013.

        The following table presents certain of our contractual obligations as of December 31, 2012.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Operating lease obligations(1)	$1,280	$399	$845	$36	$—
FHLB advances and other borrowings(2)	225,308	73,517	65,725	55,291	30,775
Other long-term obligations(3)	2,272	1,952	320	—	—

Total	$228,860	$75,868	$66,890	$55,327	$30,775

(1)
Represents lease obligations for Fox Chase Bank's operations center and one commercial loan production office.

(2)
Includes principal and projected interest payments.

(3)
Represents obligations to Fox Chase Bancorp's third party data processing providers and other vendors.

        Capital Management.    We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines. See "Regulation and Supervision—Regulation of Federal Banking Regulation—Capital Requirements" and the notes to the consolidated financial statements included in this Report.

        Off-Balance Sheet Arrangements.    In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 12 of the notes to the consolidated financial statements.

Impact of Recent Accounting Pronouncements

        The information required by this item is included in Note 16 to the consolidated financial statements included in this annual report.

Effect of Inflation and Changing Prices

        The financial statements and related financial data presented in this annual report have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated herein by reference to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation—Interest Rate Risk Management."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this item is included herein beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC"): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

The management of Fox Chase Bancorp, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2012 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements are prevented or timely detected.

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

KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2012, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, as stated in their reports, which are included herein.

/s/ THOMAS M. PETRO Thomas M. Petro President and Chief Executive Officer
/s/ ROGER S. DEACON Roger S. Deacon Chief Financial Officer

March 13, 2013

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Fox Chase Bancorp, Inc.:

We have audited Fox Chase Bancorp, Inc.'s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Fox Chase Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Fox Chase Bancorp, Inc., and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 13, 2013

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        For information relating to the directors of Fox Chase Bancorp, the section captioned "Items to be Voted on by Stockholders—Item 1—Election of Directors" in Fox Chase Bancorp's Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

        For information concerning officers of the Company, see Part I, Item I, "Business—Executive Officers."

Compliance with Section 16(a) of the Exchange Act

        For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned "Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance" in Fox Chase Bancorp's Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

        For information concerning Fox Chase Bancorp's code of ethics, the information contained under the section captioned "Corporate Governance and Board Matters—Code of Ethics and Business Conduct" in Fox Chase Bancorp's Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference. A copy of the Company's Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Fox Chase Bancorp's website at www.foxchasebank.com.

Corporate Governance

        For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned "Corporate Governance and Board Matters—Committees of the Board of Directors—Audit Committee" in Fox Chase Bancorp's Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

        For information regarding executive compensation, the sections captioned "Compensation Discussion and Analysis," "Executive Compensation" and "Corporate Governance and Board Matters—Directors' Compensation" in Fox Chase Bancorp's Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

        For information regarding the compensation committee report, the section captioned "Report of the Compensation Committee" in Fox Chase Bancorp's Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

  (a)
  Security Ownership of Certain Beneficial Owners

    Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in Fox Chase Bancorp's Proxy Statement for the 2013 Annual Meeting of Stockholders.

  (b)
  Security Ownership of Management

    Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in Fox Chase Bancorp's Proxy Statement for the 2013 Annual Meeting of Stockholders.

  (c)
  Changes in Control

    Management of Fox Chase Bancorp knows of no arrangements, including any pledge by any person or securities of Fox Chase Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

  (d)
  Equity Compensation Plan Information

        The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company's equity compensation plans as of December 31, 2012.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	877,669	$11.57	518,401
Equity Compensation plans not approved by security holders	—	—	—

Total	877,669	$11.57	518,401

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        For information regarding certain relationships and related transactions, the sections captioned "Other Information Relating to Directors and Executive Officers—Policies and Procedures Governing Related Persons Transactions" and "Transactions with Related Persons" in Fox Chase Bancorp's Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

        For information regarding director independence, the section captioned "Corporate Governance and Board Matters—Director Independence" in Fox Chase Bancorp's Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        For information regarding the principal accountant fees and expenses, the sections captioned "Audit-Related Matters—Audit Fees" and "Policy on Pre-Approval of Audit and Permissible Non-Audit Services" in Fox Chase Bancorp's Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (1)
  The financial statements required in response to this item are incorporated by reference from Item 8 of this Report.

  (2)
  All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

  (3)
  Exhibits

Exhibit No	Description	Location
3.1	Articles of Incorporation of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
3.2	Bylaws of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
4.1	Stock Certificate of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
10.1	*Fox Chase Bank 401(k) Profit-Sharing Plan and Trust	Incorporated herein by reference to Exhibit 10.3 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1/A (No. 333-134160) as filed on July 5, 2006.
10.2	*Employment Agreement between Thomas M. Petro, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.2 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K (File No. 0-54025) as filed on March 12, 2012.
10.3	*Employment Agreement between Jerry D. Holbrook, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.3 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K (File No. 0-54025) as filed on March 12, 2012.

Exhibit No	Description	Location
10.4	*Employment Agreement between Keiron G. Lynch, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.4 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K (File No. 0-54025) as filed on March 12, 2012.
10.5	*Employment Agreement between Roger S. Deacon, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.5 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K (File No. 0-54025) as filed on March 12, 2012.
10.6	*Employment Agreement between Michael S. Fitzgerald, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.6 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K (File No. 0-54025) as filed on March 12, 2012.
10.7	*Fox Chase Bank Executive Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-134160) as filed on May 16, 2006.
10.8	*Fox Chase Bank Employee Severance Compensation Plan, as amended and restated	Filed herewith
10.9	*Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 1-132971) as filed on April 12, 2007.
10.10	*Fox Chase Bancorp, Inc. Executive Incentive Compensation Plan	Incorporated herein by reference to Exhibit 10.0 to the Fox Chase Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 0-54025) as filed on August 6, 2012.
10.11	*Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 0-54025) as filed on July 5, 2011.
21.0	List of Subsidiaries	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed herewith

Exhibit No	Description	Location
101.0	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements	Filed herewith

*
Management contract or compensatory plan or arrangement

* * * *

FOX CHASE BANCORP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Fox Chase Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Fox Chase Bancorp, Inc. and subsidiary (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Philadelphia Mortgage Advisors, Inc., (PMA), a 45 percent owned investee company. The Company's investment in PMA at December 31, 2012 and 2011, was $2.0 million and $1.5 million, respectively, and its equity in earnings of PMA was $690,000, $245,000 and $166,000 for the years 2012, 2011 and 2010, respectively. The financial statements of PMA were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PMA, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Chase Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fox Chase Bancorp, Inc., internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March13, 2013 expressed an unqualified opinion on the effectiveness of Fox Chase Bancorp, Inc.'s, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 13, 2013

FOX CHASE BANCORP, INC. CONSOLIDATED STATEMENTS OF CONDITION (IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2012	2011
ASSETS
Cash and due from banks	$162	$734
Interest-earning demand deposits in other banks	24,928	6,852

Total cash and cash equivalents	25,090	7,586
Investment securities available-for-sale	12,491	23,106
Mortgage related securities available-for-sale	283,616	225,664
Mortgage related securities held-to-maturity (fair value of $29,451 at December 31, 2012 and $41,758 at December 31, 2011)	28,369	41,074
Loans, net of allowance for loan losses of $11,170 at December 31, 2012 and $12,075 at December 31, 2011	683,865	670,572
Federal Home Loan Bank stock, at cost	8,097	8,074
Bank-owned life insurance	14,077	13,606
Premises and equipment, net	10,443	10,431
Assets acquired through foreclosure	8,524	2,423
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,223	4,578
Mortgage servicing rights, net	170	316
Deferred tax asset, net	2,953	1,682
Other assets	5,803	5,131

Total Assets	$1,088,341	$1,015,863

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits	$687,409	$676,594
Short-term borrowings	70,500	8,500
Federal Home Loan Bank advances	110,000	88,278
Other borrowed funds	30,000	50,000
Advances from borrowers for taxes and insurance	1,699	1,736
Accrued interest payable	330	418
Accrued expenses and other liabilities	6,938	2,145

Total Liabilities	906,876	827,671

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at December 31, 2012 and December 31, 2011)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 12,356,564 shares issued and outstanding at December 31, 2012 and 13,037,310 shares issued and outstanding at December 31, 2011)	146	146
Additional paid-in capital	136,132	134,871
Treasury stock, at cost (2,249,600 shares at December 31, 2012 and 1,524,900 shares at December 31, 2011)	(29,733)	(19,822)
Common stock acquired by benefit plans	(10,228)	(11,541)
Retained earnings	80,608	77,971
Accumulated other comprehensive income, net	4,540	6,567

Total Stockholders' Equity	181,465	188,192

Total Liabilities and Stockholders' Equity	$1,088,341	$1,015,863

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2012	2011	2010
INTEREST INCOME
Interest and fees on loans	$33,878	$35,428	$36,320
Interest on mortgage related securities	7,606	9,775	11,874
Interest on investment securities available-for-sale
Taxable	308	488	471
Nontaxable	34	184	334
Other interest income	8	71	286

Total Interest Income	41,834	45,946	49,285

INTEREST EXPENSE
Deposits	6,347	8,672	15,203
Short-term borrowings	38	5	—
Federal Home Loan Bank advances	2,383	4,085	4,789
Other borrowed funds	1,349	1,733	1,733

Total Interest Expense	10,117	14,495	21,725

Net Interest Income	31,717	31,451	27,560
Provision for loan losses	3,478	5,734	6,213

Net Interest Income after Provision for Loan Losses	28,239	25,717	21,347

NONINTEREST INCOME
Service charges and other fee income	1,597	1,630	1,132
Net gain on sale of premises and equipment	—	—	6
Net gain on sale of loans	—	—	—
Net gain on sale of assets acquired through foreclosure	135	250	44
Impairment loss on real estate held for investment	—	(110)	—
Income on bank-owned life insurance	471	468	471
Equity in earnings of affiliates	690	245	166
Other	130	130	107
Total other-than-temporary impairment loss	—	(407)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	46	—

Net other-than-temporary impairment loss	—	(361)	—
Net gain on sale of investment securities	3,292	1,091	1,963

Net investment securities gains	3,292	730	1,963

Total Noninterest Income	6,315	3,343	3,889

NONINTEREST EXPENSE
Salaries, benefits and other compensation	13,540	12,761	12,128
Occupancy expense	1,702	1,845	1,822
Furniture and equipment expense	537	442	454
Data processing costs	1,797	1,719	1,662
Professional fees	1,706	1,720	1,374
Marketing expense	270	356	291
FDIC premiums	773	870	1,401
Assets acquired through foreclosure expense	2,143	762	543
Loss on extinguishment of debt	3,018	—	—
Other	1,688	1,594	1,697

Total Noninterest Expense	27,174	22,069	21,372

Income Before Income Taxes	7,380	6,991	3,864
Income tax provision	2,318	2,212	1,120

Net Income	$5,062	$4,779	$2,744

Earnings per share:
Basic	$0.44	$0.36	$0.20
Diluted	$0.43	$0.36	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (IN THOUSANDS)

	December 31,
	2012	2011	2010
Net income	$5,062	$4,779	$2,744
Other comprehensive income (loss):
Unrealized holding gains arising during the period, net of tax of $7, $424, and $767 for the years ended December 31, 2012, 2011 and 2010, respectively	91	779	1,291
Non-credit related unrealized loss on other-than temporary impaired securities, net of tax of $0, $(16) and $0 for the years ended December 31, 2012, 2011 and 2010, respectively	—	(30)	—
Reclassification adjustments for net investment securities gains included in net income, net of tax of $1,208, $371 and $667 for the years ended December 31, 2012, 2011 and 2010, respectively	(2,171)	(720)	(1,296)
Reclassification adjustment for loss included in net income for other-than temporary impaired investment sold, net of tax of ($34) for the year ended December 31, 2012	53	—	—

Other comprehensive (loss) income	(2,027)	29	(5)

Comprehensive income	$3,035	$4,808	$2,739

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (IN THOUSANDS)
For the Years Ended December 31, 2012, 2011 and 2010

	Common Stock	Additional Paid in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
BALANCE—DECEMBER 31, 2009	$147	$64,016	$(11,814)	$(6,862)	$71,604	$6,543	$123,634
Stock based compensation expense	—	929	—	—	—	—	929
Issuance of stock for vested equity awards	—	(519)	—	560	(41)	—	—
Unallocated ESOP shares committed to employees	—	18	—	504	—	—	522
Shares allocated in long-term incentive plan	—	89	—	—	—	—	89
Forfeited LTI shares converted to treasury	—	30	(30)	—	—	—	—
Corporate Reorganization:	—	—	—	—	—	—	—
Merger of Fox Chase Mutual Holding Company	(81)	188	—	—	—	—	107
Treasury stock retired	(11)	(11,833)	11,844	—	—	—	—
Exchange of common stock	(55)	55	—	—	—	—	—
Proceeds from stock offering, net of offering expenses	145	81,024	—	—	—	—	81,169
Purchase of common stock by ESOP	—	—	—	(3,485)	—	—	(3,485)
Net income	—	—	—	—	2,744	—	2,744
Other comprehensive loss	—	—	—	—	—	(5)	(5)

BALANCE—DECEMBER 31, 2010	$145	$133,997	$—	$(9,283)	$74,307	$6,538	$205,704

Purchase of treasury stock, net	—	—	(19,822)	—	—	—	(19,822)
Purchase of common stock for equity incentive plan	—	—	—	(3,474)	—	—	(3,474)
Stock based compensation expense	—	1,041	—	—	—	—	1,041
Unallocated ESOP shares committed to employees	—	216	—	624	—	—	840
Issuance of stock for vested equity awards	—	(544)	—	592	(48)	—	—
Common stock issued for exercise of vested stock options	1	161	—	—	—	—	162
Dividends paid ($0.08 per share)	—	—	—	—	(1,067)	—	(1,067)
Net income	—	—	—	—	4,779	—	4,779
Other comprehensive income	—	—	—	—	—	29	29

BALANCE—DECEMBER 31, 2011	$146	$134,871	$(19,822)	$(11,541)	$77,971	$6,567	$188,192

Purchase of treasury stock, net	—	—	(9,911)	—	—	—	(9,911)
Stock based compensation expense	—	1,042	—	—	—	—	1,042
Unallocated ESOP shares committed to employees	—	297	—	624	—	—	921
Issuance of stock for vested equity awards	—	(646)	—	689	(43)	—	—
Common stock issued for exercise of vested stock options	—	480	—	—	—	—	— 480
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	88	—	—	—	—	88
Dividends paid ($0.20 per share)	—	—	—	—	(2,382)	—	(2,382)
Net income	—	—	—	—	5,062	—	5,062
Other comprehensive loss	—	—	—	—	—	(2,027)	(2,027)

BALANCE—DECEMBER 31, 2012	$146	$136,132	$(29,733)	$(10,228)	$80,608	$4,540	$181,465

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net income	$5,062	$4,779	$2,744
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,478	5,734	6,213
Valuation adjustment for other real estate owned	1,219	657	436
Change in fair value of financial assets acquired from debtors	692	—	—
Impairment loss on real estate held for investment	—	110	—
Depreciation	822	709	693
Net amortization of securities premiums and discounts	2,898	3,289	4,713
Benefit for deferred income taxes	(90)	(343)	(9)
Stock compensation from benefit plans	1,963	1,881	1,540
Net gain on sale of assets acquired through foreclosure	(135)	(250)	(44)
Net gain on sale of premises and equipment	—	—	(6)
Net gains on sales of investment securities	(3,292)	(1,091)	(1,963)
Net other-than-temporary impairment loss	—	361	—
Income on bank-owned life insurance	(471)	(468)	(471)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(88)	—	—
Decrease in mortgage servicing rights, net	146	132	235
Decrease in accrued interest receivable and other assets	598	746	1,454
Increase(decrease) in accrued interest payable, accrued expenses and other liabilities	4,793	(777)	717

Net Cash Provided by Operating Activities	17,595	15,469	16,252

Cash Flows from Investing Activities
Equity investment in unconsolidated entity	180	45	—
Investment securities—available-for-sale:
Purchases	(5,269)	—	(19,786)
Proceeds from sales	6,157	—	—
Proceeds from maturities, calls and principal repayments	9,866	9,094	6,882
Mortgage related securities—available-for-sale:
Purchases	(217,894)	(35,031)	(46,229)
Proceeds from sales	85,686	13,976	36,480
Proceeds from maturities, calls and principal repayments	71,739	73,187	131,519
Mortgage related securities—held-to-maturity:
Purchases	—	—	(52,601)
Proceeds from maturities, calls and principal repayments	12,189	10,040	661
Net (increase) decrease in loans	(3,507)	(2,581)	8,866
Purchases of loans and loan participations	(22,350)	(32,655)	(27,788)
Net (increase) decrease in Federal Home Loan Bank stock	(23)	1,839	522
Purchases of premises and equipment	(833)	(447)	(243)
Additions to assets acquired through foreclosure	(470)	—	—
Proceeds from sales and payments on assets acquired through foreclosure	1,663	1,888	1,672

Net Cash (Used in) Provided by Investing Activities	(62,866)	39,355	39,955

Cash Flows from Financing Activities
Net increase (decrease) in deposits	10,815	(35,169)	(146,514)
Decrease in advances from borrowers for taxes and insurance	(37)	(160)	(223)
Principal payments on other borrowed funds	(20,000)	—	—
Proceeds from Federal Home Loan Bank Advances	60,000	—	—
Principal payments on Federal Home Loan Bank advances	(38,278)	(34,522)	(14,365)
Net increase in short-term borrowings	62,000	8,500	—
Excess tax benefit from exercise of stock options and vesting of restricted stock	88	—	—
Common stock issued for exercise of stock options	480	162	—
Acquisition of common stock for equity incentive plan	—	(3,474)	—
Purchase of treasury stock	(9,911)	(19,822)	—
Cash dividends paid	(2,382)	(1,067)	—
Merger of Fox Chase Mutual Holding Company	—	—	107
Proceeds from stock offering, net of offering expenses	—	—	81,169
Purchase of common stock by ESOP	—	—	(3,485)

Net Cash Provided by (Used in) Financing Activities	62,775	(85,552)	(83,311)

Net Increase (Decrease) in Cash and Cash Equivalents	17,504	(30,728)	(27,104)
Cash and Cash Equivalents—Beginning	7,586	38,314	65,418

Cash and Cash Equivalents—Ending	$25,090	$7,586	$38,314

Supplemental Disclosure of Cash Flow Information
Interest paid	$10,205	$14,657	$21,841

Income taxes paid	$2,438	$2,500	$1,501

Transfers of loans to assets acquired through foreclosure	$9,070	$1,479	$1,198

Net charge-offs	$4,383	$6,102	$4,375

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

        Fox Chase Bancorp, Inc. (the "Bancorp") is a Maryland corporation that was incorporated in March 2010 to be the successor corporation to old Fox Chase Bancorp, Inc. ("Old Fox Chase Bancorp"), the federal corporation and the former stock holding company for Fox Chase Bank (the "Bank"), upon completion of the mutual-to-stock conversion of Fox Chase MHC, the former mutual holding company for Fox Chase Bank.

        The mutual-to-stock conversion was completed on June 29, 2010. In connection with the conversion, Bancorp sold 8,712,500 shares of common stock at $10.00 per share in a public offering. Concurrent with the completion of the offering, shares of Old Fox Chase Bancorp's common stock owned by public stockholders were exchanged for 1.0692 shares of Bancorp common stock. Additionally, as part of the mutual-to-stock conversion, the Bank's Employee Stock Ownership Plan ("ESOP") acquired 348,500 shares, or 4.0% of Bancorp's issued shares, at $10.00 per share. Net proceeds from the conversion and offering, after the loan made to the ESOP, were approximately $77.8 million.

        Financial information presented in this Annual Report on Form 10-K is derived from the consolidated financial statements of Fox Chase Bancorp, Inc. and subsidiaries on and after June 29, 2010 and from the consolidated financial statements of Old Fox Chase Bancorp and subsidiaries prior to June 29, 2010.

        The Bancorp's primary business has been that of holding the common stock of the Bank and making two loans to the ESOP. The Bancorp is authorized to pursue other business activities permissible by laws and regulations for savings and loan holding companies.

        The Bancorp and the Bank (collectively referred to as the "Company") provide a wide variety of financial products and services to individuals and businesses through the Bank's eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey. The operations of the Company are managed as a single business segment. The Company competes with other financial institutions and other companies that provide financial services. The Bank also owns approximately 45% of Philadelphia Mortgage Advisors, a mortgage banker located in Plymouth Meeting, Pennsylvania and Ocean City, New Jersey.

        The Company is subject to regulations of certain federal banking agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by regulatory agencies which may subject them to further changes with respect to asset valuations and classifications, amounts of required loan loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examinations. Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), effective July 21, 2011, the regulation and supervision of federal savings institutions, such as the Bank, was transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the agency that regulates national banks. As a result, the Office of the Comptroller of the Currency assumed primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings associations. In addition, pursuant to the provisions of the Dodd-Frank Act, effective July 21, 2011, savings and loan holding companies, such as the Bancorp, became regulated by the Board of Governors of the Federal Reserve System.

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Principles of Consolidation and Presentation

        The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank's operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc., Fox Chase Service Corporation, 104 S. Oakland Ave., LLC and Davisville Associates, LLC. Fox Chase Financial Inc. is a Delaware-chartered investment holding company and its sole purpose is to manage and hold investment securities. Fox Chase Service Corporation is a Pennsylvania-chartered company and its purposes are to facilitate the Bank's investment in PMA and, for regulatory purposes, to hold commercial loans. At December 31, 2012, Fox Chase Service Corporation held $20.0 million in commercial loans. 104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed real estate. Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed real estate. All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation.

        The Company follows accounting principles and reporting practices that are in compliance with U.S. generally accepted accounting principles ("GAAP"). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets, the evaluation of other-than-temporary impairment and the valuation of investment securities and assets acquired through foreclosure.

  Risk and Uncertainties

        In the normal course of its business, the Company encounters two significant types of risk: economic risk and regulatory risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, from its interest-earning assets. The Company's primary credit risk is the risk of defaults in the Company's loan portfolio that result from borrowers' inability or unwillingness to make contractually required payments. The Company's lending activities are concentrated in Southeastern Pennsylvania and Southern New Jersey. The ability of the Company's borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrowers' geographic regions and the borrowers' financial conditions. The Company also has credit risk related to the risk of defaults in its investment securities portfolio. The ability of the Company to realize the full value of its investment securities upon sale or maturity depends on several factors, including the cash flows, credit enhancements and underlying structures of the individual investment securities. Market risk reflects changes in the value of the collateral underlying loans, the valuation of assets acquired through foreclosure, and the valuation of securities, mortgage servicing assets and other investments.

        The Company is subject to the regulations of various government agencies. These regulations may change significantly from period to period. The Company also undergoes periodic examinations by regulatory agencies that may subject them to further changes with respect to asset valuations and classifications, amounts required for the allowance for loan losses and operating restrictions resulting from the regulators' judgment based on information available to them at the time of their examination.

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Investment and Mortgage Related Securities

        The Company accounts for its investment securities in accordance with standards that require, among other things, that debt and equity securities are classified into three categories and accounted for as follows:

  •
  Debt securities with the positive intention to hold to maturity are classified as "held-to-maturity" and reported at amortized cost.

  •
  Debt and equity securities purchased with the intention of selling them in the near future are classified as "trading securities" and are reported at fair value, with unrealized gains and losses included in earnings. As of the balance sheet dates, the Company did not have any trading securities.

  •
  Debt and equity securities not classified in either of the above categories are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as increases or decreases in other comprehensive income, a separate component of stockholders' equity. Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movement in interest rates, changes in the maturity or mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other factors.

        Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

        The Company records other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, the Company records other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security's cash flows and its amortized cost basis. Non-credit related write-downs to fair value are recorded as decreases to accumulated other comprehensive income as long as the Company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis.

        Purchase premiums and discounts are recognized in interest income using the interest method over the expected life for mortgage related securities and the contractual life for all other securities. Because of volatility of the financial markets in which securities are traded, there is the risk that any future fair value could be significantly less than that recorded or disclosed in the accompanying financial statements. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Loans, Loan Origination Fees and Uncollected Interest

        Loans are recorded at cost, net of unearned discounts, deferred fees and allowances. Discounts or premiums on purchased loans are amortized using the interest method over the remaining contractual life of the purchased loans, adjusted for actual prepayments. Loan origination fees and certain direct origination costs are deferred and amortized using the interest method over the contractual life as an adjustment to yield on the loans. Interest income is accrued on the unpaid principal balance. From time-to-time, the Company sells certain loans for liquidity purposes or to manage interest rate risk.

        The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan that is more than 90 days past due may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest income is reversed and the amortization of net deferred loan fees is suspended. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the ultimate collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

  Allowance for Loan Losses

        The allowance for loan losses is adjusted through increases or reductions in the provisions for loan losses charged against or credited to income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is maintained at a level representing management's best estimate of known and inherent losses in the portfolio, based upon management's evaluation of the portfolio's collectability. Our methodology for assessing the appropriateness of the allowance for loan losses consists of an allowance on impaired loans and a general valuation allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for losses on the entire portfolio.

        Loans are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement or when a loan is classified as a troubled debt restructuring. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's obtainable market price or the fair value of the collateral less costs to sell if the loan is collateral dependent. The Company establishes an allowance for loan loss in the amount of the difference between fair value of the impaired loan and the loan's carrying amount.

        We establish a general allowance for loans that are not considered impaired to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio by loan segments (described below) and assigning percentages, known as loss factors, to each category. The percentages are adjusted for significant factors that, in management's

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include the size and composition of the loan portfolio, the Company's loss experience by particular segment, trends and absolute levels of nonperforming loans, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs and changes in existing general economic and business conditions affecting our lending areas and the national economy. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment. We perform this systematic analysis of the allowance on a quarterly basis. These criteria are analyzed and the allowance is developed and maintained at the segment level.

        Additional risk is associated with the analysis of the allowance for loan losses as such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance, based on their judgments at the time of their examination.

        The loan segments utilized by management to develop the allowance for loan losses are (1) one- to four-family real estate, (2) multi-family and commercial real estate, (3) construction, (4) consumer and (5) commercial and industrial loans.

        One- to four-family real estate lending risks generally include the borrower's ability to make repayment from his or her employment or other income, and if the borrower defaults, the ability to obtain repayment from sale of the underlying collateral securing the loan. Risk associated with one- to four-family lending would be higher during a period of increased unemployment or reduced real estate value.

        Multi-family and commercial real estate lending risks generally relate to the borrower's creditworthiness and the feasibility and cash flow potential of the underlying project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

        Construction lending is generally considered to have a higher degree of lending risk than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost (including interest) of construction and the ability of the project to be sold or refinanced upon completion.

        Commercial and industrial loans are typically made on the basis of the borrower's ability to make repayment from the cash flows of the borrower's underlying business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

        Consumer lending includes unsecured lending or loans secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower's

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

continuing financial stability. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

  Troubled Debt Restructurings

        Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate, extension of a loan's stated maturity date, temporary deferral of payments or granting credit to a borrower who is unable to obtain credit from another financial institution. Accrual of interest continues upon modification if the borrower has demonstrated a history of making payment as contractually due and has provided evidence which supports the borrower's ability to make payments. The accrual of interest income on accruing troubled debt restructurings is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about continued collectability of principal or interest, even though the loan is currently performing. Troubled debt restructurings which are subsequently reported as non-accrual remain as such until they demonstrate consistent payment performance for a minimum period of six months. All loans classified as troubled debt restructurings are considered impaired.

  Bank-Owned Life Insurance

        The Company has invested in bank-owned life insurance ("BOLI"). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees and directors. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in noninterest income in the consolidated statements of operations.

  Premises and Equipment

        Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the assets' estimated useful lives or, for leasehold improvements, over the life of the related lease if less than the estimated useful life of the asset. The estimated useful life is generally 10-39 years for buildings and 3-7 years for furniture and equipment. When assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. The cost of maintenance and repairs is charged to expense when incurred and renewals and improvements are capitalized. Rental concessions on leased properties are recognized over the life of the lease.

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

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Financial assets acquired from debtors are carried at fair value under the fair value option in accordance with FASB ASC 825 "Financial Instruments". Increases or decreases in fair value after acquisition are recorded as assets acquired through foreclosure expense in the consolidated statements of operations.

  Real Estate Held for Investment

        Real estate held for investment is carried at cost and is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As of December 31, 2012 and December 31, 2011, real estate held for investment represented undeveloped land located in Absecon, New Jersey. The property was acquired by the Company in 2003 to expand the Company's retail branch network in southern New Jersey. As of December 31, 2011, the property was carried at $1,620,000 based on an appraisal obtained during 2011, which resulted in an impairment loss of $110,000 during the year ended December 31, 2011. As of December 31, 2012, the property continued to be carried at $1,620,000.

        In accordance with regulatory guidelines, because this real estate held for investment was not sold or placed in service by June 2011 (eight years from acquisition); for regulatory reporting purposes, the full amount of this asset is recorded as a reduction of regulatory capital at December 31, 2012 and 2011.

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

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company recognizes a tax position if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of the benefit to recognize and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company has no material tax exposure matters that were accrued as of December 31, 2012 or 2011. The Company's policy is to account for interest and penalties as components of income tax expense.

  Equity Method Investments

        Under the equity method, the Company recognizes its portion of net income of unconsolidated affiliates, net of eliminations, in equity in earnings of affiliates on the consolidated statements of operations. Equity method investments are included in other assets on the consolidated statements of condition.

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

  Fair Value of Financial Instruments

        Certain of the Company's financial instruments are carried at fair value. Generally, fair value is the price that a willing buyer and a willing seller would agree upon in an other than a distressed sale situation. Because of the uncertainties inherent in determining fair value, fair value estimates may not be precise. Many of the fair value estimates are based on highly subjective judgments and assumptions made about market information and economic conditions. See Note 14 for a detailed discussion of fair value measurements and methodology used to determine fair value.

  Employee Stock Ownership Plan

        The ESOP borrows funds from the Bancorp to purchase shares of common stock in the Bancorp. The funds borrowed by the ESOP from Old Fox Chase Bancorp to purchase shares of common stock in Old Fox Chase Bancorp's initial public offering in 2006 are being repaid from the Bank's contributions over a period of 15 years from 2006 to 2020. The funds borrowed by the ESOP from the Bancorp to purchase shares of common stock in the Bancorp's mutual-to-stock conversion in 2010 are

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

being repaid from the Bank's contributions over a period of 14.5 years from 2010 to 2024. The Bancorp's common stock not yet allocated to participants is recorded as a reduction of stockholders' equity at cost. The Bancorp's loans to the ESOP and the ESOP's note payables are not reflected in the consolidated statements of condition. Compensation expense for the ESOP is based on the average market price of the Company's stock and is recognized as shares are committed to be released to participants. The notes receivable and related interest income are included in the parent company financial statements presented in Note 17.

        For purposes of computing basic and diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are not considered outstanding.

  Stock Based Compensation

        The Company grants equity awards to employees, consisting of stock options and restricted stock, under its Long-Term Incentive Plan, its 2007 Equity Incentive Plan and its 2011 Equity Incentive Plan. The Company classifies share-based compensation for employees and outside directors within "Salaries, benefits and other compensation" in the Consolidated Statements of Operations to correspond with the same line item as compensation paid. Additionally, the Company reports (1) the expense associated with the grants as an adjustment to operating cash flows and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow. Excess tax benefits totaled $88,000 in 2012. There were no such excess tax benefits in 2011 and 2010.

        Stock options vest over a five-year service period and expire ten years after grant date. The Company recognizes compensation expense for the fair values of stock options using the straight-line method over the requisite service period for the entire award.

        Non-performance based restricted shares vest over a five-year service period. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

        Performance based restricted shares vest over a five-year based on service and achievement of performance metrics. The performance metrics to be evaluated during the performance period are (1) return on assets compared to peer group and (2) earnings growth rate compared to peer group. On the third anniversary of the grant date, the Company's level of performance relative to the performance metrics are evaluated and, if such performance metrics have been achieved, an amount of shares that will vest at that time and over the following two years will be determined. Of the shares that will vest, 50% of the shares vest on the third anniversary of the date of grant and 25% vest on each of the fourth and fifth anniversaries of the date of grant.

  Per Share Information

        Basic earnings per share exclude dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercises are assumed to be used to purchase shares of the Company's common stock at the average market price during the periods, as required by the treasury stock method of accounting. Unallocated shares in the ESOP and shares purchased to fund the Bancorp's Equity Incentive Plans

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are not included in either basic or diluted earnings per share. As a result of the mutual-to-stock conversion, all share information for periods prior to June 30, 2010 has been revised to reflect the 1.0692 exchange ratio.

        Earnings per share ("EPS"), basic and diluted, were $0.44 and $0.43, respectively for the year ended December 31, 2012. EPS, both basic and diluted, were $0.36 and $0.20 for the years ended December 31, 2011 and 2010, respectively.

        The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Year Ended December 31,
	2012	2011	2010
Net income	$5,062,000	$4,779,000	$2,744,000

Weighted-average common shares outstanding(1)	12,624,068	14,112,359	14,548,812
Average common stock acquired by stock benefit plans:
Unvested shares—long-term incentive plan	—	—	(7,582)
ESOP shares unallocated	(651,538)	(716,530)	(607,235)
Shares purchased by trust	(372,653)	(249,670)	(199,111)

Weighted-average common shares used to calculate basic earnings per share	11,599,877	13,146,159	13,734,884
Dilutive effect of:
Unvested shares—long-term incentive plans	—	—	7,582
Restricted stock awards	29,653	33,089	10,132
Stock option awards	117,731	52,582	—

Weighted-average common shares used to calculate diluted earnings per share	11,747,261	13,231,830	13,752,598

Earnings per share—basic	$0.44	$0.36	$0.20
Earnings per share—diluted	$0.43	$0.36	$0.20
Outstanding common stock equivalents having no dilutive effect	860,842	822,461	807,827

(1)
Excludes treasury stock.

FOX CHASE BANCORP, INC.

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES

        The amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI in AOCI	Fair Value
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$300	$14	$—	$—	$314
Corporate securities	12,207	91	(121)	—	12,177

	12,507	105	(121)	—	12,491
Private label commercial mortgage related securities	6,119	78	—	—	6,197
Agency residential mortgage related securities	270,461	7,023	(65)	—	277,419

Total mortgage related securities	276,580	7,101	(65)	—	283,616

Total available-for-sale securities	$289,087	$7,206	$(186)	$—	$296,107

Held-to-Maturity Securities:
Agency residential mortgage related securities	$28,369	$1,082	$—	$—	$29,451

Total mortgage related securities	28,369	1,082	—	—	29,451

Total held-to-maturity securities	$28,369	$1,082	$—	$—	$29,451

FOX CHASE BANCORP, INC.

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI in AOCI	Fair Value
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$6,424	$90	$—	$—	$6,514
State and political subdivisions	1,865	8	—	—	1,873
Corporate securities	15,007	16	(304)	—	14,719

	23,296	114	(304)	—	23,106
Private label residential mortgage related security	164	4	—	(46)	122
Private label commercial mortgage related securities	8,799	107	—	—	8,906
Agency residential mortgage related securities	206,285	10,357	(6)	—	216,636

Total mortgage related securities	215,248	10,468	(6)	(46)	225,664

Total available-for-sale securities	$238,544	$10,582	$(310)	$(46)	$248,770

Held-to-Maturity Securities:
Agency residential mortgage related securities	$41,074	$684	$—	$—	$41,758

Total mortgage related securities	41,074	684	—	—	41,758

Total held-to-maturity securities	$41,074	$684	$—	$—	$41,758

        Obligations of U.S. government agencies represents debt issued by the Federal Home Loan Bank and are not backed by the full faith and credit of the United States government.

FOX CHASE BANCORP, INC.

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

        The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011:

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate securities	—	—	2,879	(121)	2,879	(121)

	—	—	2,879	(121)	2,879	(121)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	29,092	(65)	—	—	29,092	(65)

Total mortgage related securities	29,092	(65)	—	—	29,092	(65)

Total available-for-sale securities	$29,092	$(65)	$2,879	$(121)	$31,971	$(186)

Held-to-Maturity Securities:
Agency residential mortgage related securities	$—	$—	$—	$—	$—	$—

Total mortgage related securities	—	—	—	—	—	—

Total held-to-maturity securities	$—	$—	$—	$—	$—	$—

Total Temporarily Impaired Securities	$29,092	$(65)	$2,879	$(121)	$31,971	$(186)

FOX CHASE BANCORP, INC.

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses Plus OTTI in AOCI	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate securities	4,799	(182)	2,878	(122)	7,677	(304)

	4,799	(182)	2,878	(122)	7,677	(304)
Private label residential mortgage related security	—	—	122	(42)	122	(42)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	1,538	(6)	—	—	1,538	(6)

Total mortgage related securities	1,538	(6)	122	(42)	1,660	(48)

Total available-for-sale securities	$6,337	$(188)	$3,000	$(164)	$9,337	$(352)

Held-to-Maturity Securities:
Agency residential mortgage related securities	$—	$—	$—	$—	$—	$—

Total mortgage related securities	—	—	—	—	—	—

Total held-to-maturity securities	$—	$—	$—	$—	$—	$—

Total Temporarily Impaired Securities	$6,337	$(188)	$3,000	$(164)	$9,337	$(352)

        During the year ended December 31, 2012, the Company sold (1) mortgage related securities with an amortized cost of $82.3 million and recognized gross gains of $3.3 million, (2) a private label residential mortgage related security with an amortized cost of $157,000 and recognized a loss of $87,000 and (3) two obligations of U.S. government agencies with an amortized cost of $6.1 million and recognized a gain of $64,000.

        As of December 31, 2012, the Company held three private label CMBS with an amortized cost of $6.1 million. These securities had a net unrealized gain of $78,000 at December 31, 2012 and all individual securities were held at an unrealized gain. As of December 31, 2011, the Company held three private label CMBS with an amortized cost of $8.8 million. These securities had a net unrealized gain of $107,000 at December 31, 2011 and all individual securities were held at an unrealized gain. During 2011, one security paid off in full.

        The Company evaluates current characteristics of each of these private label securities such as fair value, delinquency and foreclosure levels, credit enhancement, projected losses, coverage and actual and projected cash flows, on a quarterly basis. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may

FOX CHASE BANCORP, INC.

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

        At December 31, 2011, after other-than-temporary impairment charges, the Company held one private label residential mortgage related security which had an amortized cost of $164,000, a fair value of $122,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $42,000. There was no other-than-temporary credit impairment recognized on this investment during the year ended December 31, 2010. During the year ended December 31, 2011, management determined that there was additional other-than-temporary impairment in the amount of $407,000, $361,000 of which was recognized on the statement of operations and $46,000 of which was recognized on the statement of condition in accumulated other comprehensive income (before taxes). This additional impairment was primarily due to a slowdown in principal payment speeds, an increase in default rates and an increase in estimated loss severity at default on the underlying residential mortgage collateral. The Company sold the private label residential mortgage related security during the three months ended June 30, 2012.

        Securities that have been impaired greater than twelve months as of December 31, 2012 consist of one corporate security with a fair value of $2.9 million with a rating of "Baa2", with an unrealized loss of $121,000. This unrealized loss is deemed to be temporary as the issuer continues to have an investment grade rating, all contractual payments have been made and the Company does not have the intention or requirement to sell this security prior to recovery of the amortized cost basis.

        Of the ten securities with a temporary impairment at December 31, 2012, nine have a rating of "AAA". The security with a rating of less than AAA is one corporate security with a fair value of $2.9 million and a rating of "Baa2".

        The following schedule provides a summary of the components of net gains on sale of investment securities in the Company's Consolidated Statement of Operations:

	Twelve Months Ended December 31, 2012:
	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)
	(in thousands)
Obligations of U.S. government agencies	$64	$—	$—	$—	$64
State and political subdivisions	—	—	—	—	—
Corporate securities	—	—	—	—	—

	64	—	—	—	64

Private label residential mortgage related security	—	(87)	—	—	(87)
Private label commercial mortgage related securities	—	—	—	—	—
Agency residential mortgage related securities	3,315	—	—	—	3,315

Total mortgage related securities	3,315	(87)	—	—	3,228

Total securities available-for-sale	$3,379	$(87)	$—	$—	$3,292

FOX CHASE BANCORP, INC.

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

	Twelve Months Ended December 31, 2011:
	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)
	(in thousands)
Obligations of U.S. government agencies	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—
Corporate securities	—	—	—	—	—

	—	—	—	—	—

Private label residential mortgage related security	—	—	(407)	46	(361)
Private label commercial mortgage related securities	—	—	—	—	—
Agency residential mortgage related securities	1,091	—	—	—	1,091

Total mortgage related securities	1,091	—	(407)	46	730

Total securities available-for-sale	$1,091	$—	$(407)	$46	$730

	Twelve Months Ended December 31, 2010:
	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)
	(in thousands)
Obligations of U.S. government agencies	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—
Corporate securities	—	—	—	—	—

	—	—	—	—	—

Private label residential mortgage related security	—	—	—	—	—
Private label commercial mortgage related securities	50	—	—	—	50
Agency residential mortgage related securities	1,913	—	—	—	1,913

Total mortgage related securities	1,963	—	—	—	1,963

Total securities available-for-sale	$1,963	$—	$—	$—	$1,963

FOX CHASE BANCORP, INC.

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

        The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2012 and 2011 by contractual maturity are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
December 31, 2012
Due in one year or less	$2,019	$2,032	$—	$—
Due after one year through five years	10,488	10,459	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	276,580	283,616	28,369	29,451

	$289,087	$296,107	$28,369	$29,451

December 31, 2011
Due in one year or less	$8,022	$8,013	$—	$—
Due after one year through five years	14,072	13,886	—	—
Due after five years through ten years	763	766	—	—
Due after ten years	439	441	—	—
Total mortgage related securities	215,248	225,664	41,074	41,758

	$238,544	$248,770	$41,074	$41,758

        Securities with a carrying value of $8.3 million and $8.1 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

        Securities with a carrying value of $46.6 million and $63.2 million at December 31, 2012 and 2011, respectively, were used to secure other borrowed funds. See Note 8.

FOX CHASE BANCORP, INC.

NOTE 3—LOANS

        The composition of net loans at December 31, 2012 and 2011 is provided below (in thousands):

	December 31, 2012	December 31, 2011
Real estate loans:
One- to four-family	$158,828	$198,669
Multi-family and commercial	368,948	313,060
Construction	22,591	18,243

	550,367	529,972
Consumer loans	30,585	44,667
Commercial and industrial loans	113,820	107,781

Total loans	694,772	682,420

Deferred loan origination cost, net	263	227
Allowance for loan losses	(11,170)	(12,075)

Net loans	$683,865	$670,572

        The Company had approximately $197.9 million and $210.4 million of loans in New Jersey at December 31, 2012 and 2011, respectively. Other than the loans in New Jersey, the majority of the Company's loans are in the geographic areas near the Company's branches in Southeastern Pennsylvania.

        The Company reclassified $8,000 and $21,000 of deposit accounts that were overdrawn to other consumer loans as of December 31, 2012 and 2011, respectively.

        The following table presents changes in the allowance for loan losses (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance, beginning	$12,075	$12,443	$10,605
Provision for loan losses	3,478	5,734	6,213
Loans charged off	(4,527)	(6,331)	(4,402)
Recoveries	144	229	27

Balance, ending	$11,170	$12,075	$12,443

FOX CHASE BANCORP, INC.

NOTE 3—LOANS (Continued)

        The following tables present changes in the allowance for loan losses by loan segment for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31, 2012
	One- to Four- Family	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total
	(in thousands)
Balance, beginning	$1,760	$6,112	$869	$455	$2,657	$222	$12,075
Provision for loan losses	286	1,064	252	1,659	(27)	244	3,478
Loans charged off	(1,408)	(887)	(340)	(1,892)	—	—	(4,527)
Recoveries	4	38	92	10	—	—	144

Balance, ending	$642	$6,327	$873	$232	$2,630	$466	$11,170

	For the Year Ended December 31, 2011
	One- to Four- Family	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Unallocated	Total
	(in thousands)
Balance, beginning	$1,990	$4,624	$3,260	$665	$1,707	$197	$12,443
Provision for loan losses	324	2,608	1,010	221	1,546	25	5,734
Loans charged off	(567)	(1,290)	(3,445)	(433)	(596)	—	(6,331)
Recoveries	13	170	44	2	—	—	229

Balance, ending	$1,760	$6,112	$869	$455	$2,657	$222	$12,075

        The following tables set forth the breakdown of impaired loans by loan segment as of December 31, 2012 and 2011.

December 31, 2012

	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(in thousands)
Real estate loans:
One- to four-family	$3,355	$507	$—	$3,862	$3,862	$—
Multi-family and commercial	5,284	6,867	—	12,151	11,770	381
Construction	6,434	—	—	6,434	6,434	—
Consumer loans	2,051	14	—	2,065	203	1,862
Commercial and industrial	—	—	—	—	—

Total	$17,124	$7,388	$—	$24,512	$22,269	$2,243

FOX CHASE BANCORP, INC.

NOTE 3—LOANS (Continued)

December 31, 2011

	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(in thousands)
Real estate loans:
One- to four-family	$6,885	$307	$—	$7,192	$7,192	$—
Multi-family and commercial	3,814	6,836	—	10,650	9,570	1,080
Construction	6,372	—	—	6,372	6,372	—
Consumer loans	7	64	6,229	6,300	6,300	—
Commercial and industrial	—	—	—	—	—	—

Total	$17,078	$7,207	$6,229	$30,514	$29,434	$1,080

        For the years ended December 31, 2012, 2011 and 2010, the average recorded investment in impaired loans was $28.7 million, $32.0 million and $42.0 million, respectively. The interest income recognized on these impaired loans was $502,000, $825,000 and $399,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

        At December 31, 2012, seven troubled debt restructurings ("TDRs"), totaling $6.9 million, are excluded from the accruing TDR column above as they are included in the nonaccrual loans. Of this amount, $6.4 million relates to two construction loans. The Company has commitments of $855,000 to lend additional funds related to these construction loans. Additionally, the Company had four residential loan TDRs totaling $435,000 and one consumer loan TDR totaling $8,000 which are included in the nonaccrual loans and total impaired loans. At December 31, 2011, two TDRs, totaling $5.2 million, were excluded from the accruing TDR column above as they are included in the nonaccrual loans. These TDRs relate to two construction loans.

        Loans on which the accrual of interest has been discontinued amounted to $17.1 million at December 31, 2012 and $17.1 million at December 31, 2011. If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $1.5 million, $1.1 million and $1.5 million in 2012, 2011 and 2010, respectively. There was $0, $3.9 million and $0 of loans past due 90 days or more and still accruing interest at December 31, 2012, 2011 and 2010, respectively.

FOX CHASE BANCORP, INC.

NOTE 3—LOANS (Continued)

        The following tables set forth a summary of the TDR activity for the twelve months ended December 31, 2012 and 2011:

	As of and for the Twelve Months Ended December 31, 2012
	Restructured Current Period			TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Real estate loans:
One- to four-family	4	$582	$582	3	$254
Multi-family and commercial	2	604	604	—	—
Construction	—	—	—	—	—
Consumer loans	1	14	14	1	8
Commercial and industrial	—	—	—	—	—

Total	7	$1,200	$1,200	4	$262

	As of and for the Twelve Months Ended December 31, 2011
	Restructured Current Period			TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Real estate loans:
One- to four-family	2	$307	$307	—	$—
Multi-family and commercial	1	4,673	4,673	—	—
Construction	—	—	—	1	3,115
Consumer loans	2	64	64	—	—
Commercial and industrial	—	—	—	1	600

Total	5	$5,044	$5,044	2	$3,715

        The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. TDRs are included in impaired loans. TDRs typically result from the Company's loss mitigation activities which, among other activities, could include rate reductions, payment extension, and/or principal forgiveness.

        At December 31, 2012, the Company had fourteen TDRs, totaling $14.3 million, of which $13.1 million were the following seven TDRs at December 31, 2011:

  •
  Two construction loans totaling $6.4 million.

FOX CHASE BANCORP, INC.

NOTE 3—LOANS (Continued)

  •
  Two multi-family and commercial real estate loans totaling $6.3 million.

  •
  Two residential loans totaling $365,000.

  •
  One consumer loan totaling $8,000.

        The Company had seven new TDRs during the year ended December 31, 2012, which totaled $1.2 million at December 31, 2012, and were comprised of the following:

  •
  Two multi-family and commercial real estate loans, totaling $590,000. The first loan, totaling $504,000 was classified as a TDR as the Company agreed to reduce payments to interest only for a period of seven months. The second loan, totaling $86,000, was classified as a TDR as the Company agreed to delay principal repayments.

  •
  Four residential loans, totaling $577,000, as the Company agreed to modified terms with the borrowers, which included delayed repayment of principal and/or interest.

  •
  One consumer loan, totaling $14,000, as the Company agreed to modified terms with the borrowers, which included delayed repayment of principal and/or interest.

        At December 31, 2011, the Company had eight TDRs, totaling $12.4 million, of which $7.4 million were the following three TDRs at December 31, 2010:

  •
  Two construction loans totaling $5.6 million.

  •
  One multi-family and commercial real estate loan totaling $1.8 million.

        The Company had five new TDRs during the year ended December 31, 2011, which totaled $5.0 million at December 31, 2011, and were comprised of the following:

  •
  One multi-family and commercial real estate loan, totaling $4.7 million. The loan was classified as a TDR as the Company agreed to restructure the terms of the loan, which included reducing payments to interest only for a period of nine months and reducing the rate for the term of the interest only period.

  •
  Two residential loans, totaling $307,000, as the Company agreed to modified terms with the borrowers, which included delayed repayment of principal and/or interest.

  •
  Two consumer loans, totaling $64,000, as the Company agreed to modified terms with the borrowers, which included delayed repayment of principal and/or interest.

FOX CHASE BANCORP, INC.

NOTE 3—LOANS (Continued)

        The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of December 31, 2012 and December 31, 2011:

December 31, 2012

	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	General	Total
	(in thousands)
Real estate loans:
One- to four-family	$337	$5	$—	$342	$300	$642
Multi-family and commercial	530	948	—	1,478	4,849	6,327
Construction	449	—	—	449	424	873
Consumer loans	10	1	—	11	221	232
Commercial and industrial	—	—	—	—	2,630	2,630
Unallocated	—	—	—	—	466	466

Total allowance for loan losses	$1,326	$954	$—	$2,280	$8,890	$11,170

December 31, 2011

	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDR's	Other Impaired Loans	Total Impaired Loans	General	Total
	(in thousands)
Real estate loans:
One- to four-family	$1,394	$3	$—	$1,397	$363	$1,760
Multi-family and commercial	466	975	—	1,441	4,671	6,112
Construction	565	—	—	565	304	869
Consumer loans	7	7	156	170	285	455
Commercial and industrial	—	—	—	—	2,657	2,657
Unallocated	—	—	—	—	222	222

Total allowance for loan losses	$2,432	$985	$156	$3,573	$8,502	$12,075

FOX CHASE BANCORP, INC.

NOTE 3—LOANS (Continued)

        The following table sets forth past due loans by segment as of December 31, 2012 and 2011.

	At December 31,
	2012		2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due
	(In thousands)
One- to four-family real estate	$18	$284	$370	$252
Multi-family and commercial real estate	—	1,691	—	—
Construction	—	—	—	—
Consumer	23	51	1,097	169
Commercial and industrial	—	—	—	—

Total	$41	$2,026	$1,467	$421

        We use six primary classifications for loans: pass, pass watch, special mention, substandard, doubtful and loss, of which three classifications are for problem loans: substandard, doubtful and loss. "Substandard loans" must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. "Doubtful loans" have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified "loss" is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. We also maintain a "special mention" category, described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. If we classify an asset as loss, it is recorded as a loan charged off in the current period.

        The following tables set forth criticized and classified loans by segment as of December 31, 2012 and 2011:

	At December 31, 2012
	One- to Four-Family Loans	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total
	(In thousands)
Pass and Pass watch	$155,473	$347,150	$16,157	$28,534	$110,032	$657,346
Special mention loans	—	6,733	—	—	3,633	10,366
Substandard loans	3,355	15,065	6,434	2,051	155	27,060
Doubtful loans	—	—	—	—	—	—

Total loans	$158,828	$368,948	$22,591	$30,585	$113,820	$694,772

FOX CHASE BANCORP, INC.

NOTE 3—LOANS (Continued)

	At December 31, 2011
	One- to Four-Family Loans	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total
	(In thousands)
Pass and Pass watch	$191,784	$285,515	$11,871	$38,431	$102,101	$629,702
Special mention loans	—	13,226	—	6,229	1,407	20,862
Substandard loans	6,885	14,319	6,372	7	4,273	31,856
Doubtful loans	—	—	—	—	—	—

Total loans	$198,669	$313,060	$18,243	$44,667	$107,781	$682,420

NOTE 4—DERIVATIVES AND HEDGING

Interest Rate Swaps

        On November 3, 2006, the Company entered an interest rate swap with a current notional amount of $950,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%. The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%. The swap matures in April 2022 and had a fair value loss position of $203,000 and $214,000 at December 31, 2012 and 2011, respectively. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging" and is included in other liabilities on the consolidated statements of condition. The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments".

        On October 12, 2011, the Company entered an interest rate swap with a current notional amount of $1.6 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%. The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%. The Company designated this relationship as a fair value hedge. The swap matures in October 2021 and had a fair value loss position of $105,000 and $65,000 at December 31, 2012 and December 31, 2011, respectively, which was included in other liabilities on the consolidated statements of condition. The difference between changes in the fair values of interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations. Hedge ineffectiveness resulted in expense of $4,000 for the year ended December 31, 2012 and expense of $5,000 for the year ended December 31, 2011.

Credit Derivatives

        We enter into agreements with a third-party financial institution whereby the financial institution enters into interest rate derivative contracts and foreign currency swap contracts with customers referred to them by us. By the terms of the agreements, the financial institution has recourse to the Company for any exposure created under each swap contract in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. These transactions represent credit derivatives and are a customary arrangement that allows financial institutions like us to provide access to interest rate and foreign currency swap transactions for our customers without creating the swap ourselves. The Company records the fair value of credit derivatives in other liabilities on the consolidated statement of condition. The Company recognizes changes in the

FOX CHASE BANCORP, INC.

NOTE 4—DERIVATIVES AND HEDGING (Continued)

fair value of credit derivatives, net of any fees received, as service charges and other fee income in the consolidated statements of operations.

        At December 31, 2012, there were four variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $13.3 million, and remaining maturities ranging from 7 to 10 years. The fair value of the swaps to the customers was a liability of $213,000 as of December 31, 2012 and all swaps were in paying positions to the third-party financial institution. As of December 31, 2012, the fair value of the Company's interest rate swap credit derivatives was a liability of $12,000. During the year ended December 31, 2012, the Company recognized income of $67,000 from interest rate swap credit derivatives.

        At December 31, 2012, there were no foreign currency swap transactions between the third-party financial institution and our customers. During the year ended December 31, 2012, the Company recognized income of $35,000 from foreign currency swap credit derivatives.

        The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 5—MORTGAGE SERVICING ACTIVITY

        Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $36.6 million at December 31, 2012, $50.0 million at December 31, 2011, and $65.7 million at December 31, 2010. The Company received fees, net of amortization, from the servicing of loans of $(16,000), $25,000 and $11,000 during 2012, 2011 and 2010, respectively.

        The following summarizes mortgage-servicing rights activity for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at December 31, 2009	$768	$(85)	$683
Additions	—	(46)	(46)
Amortization	(189)	—	(189)

Balance at December 31, 2010	$579	$(131)	$448

Additions	—	(8)	(8)
Amortization	(124)	—	(124)

Balance at December 31, 2011	$455	$(139)	$316

Additions	—	(16)	(16)
Amortization	(130)	—	(130)

Balance at December 31, 2012	$325	$(155)	$170

FOX CHASE BANCORP, INC.

NOTE 5—MORTGAGE SERVICING ACTIVITY (Continued)

        The estimated amortization expense of amortizing mortgage servicing rights for each of the five succeeding fiscal years after December 31, 2012 is as follows (in thousands):

Year
2013	$93
2014	67
2015	48
2016	34
2017	25
Thereafter	58

Total	$325

        As of December 31, 2012 and 2011, the fair value of the mortgage servicing rights ("MSRs") was $170,000 and $322,000, respectively. The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

        The valuation allowance was increased by $16,000, $8,000 and $46,000, during the years ended December 31, 2012, 2011, and 2010 respectively, due to continued low interest rates and high level of prepayments. The amount of the valuation adjustment is recorded as an adjustment to service charges and other fee income in the Company's consolidated statement of operations.

NOTE 6—PREMISES AND EQUIPMENT

        The components of premises and equipment at December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Land	$3,207	$3,207
Buildings	13,661	13,479
Leasehold improvements	201	190
Furniture, fixtures and equipment	4,827	5,125

	21,896	22,001
Less: accumulated depreciation	(11,453)	(11,570)

Premises and equipment, net	$10,443	$10,431

        As of December 31, 2012, the Company leased space for an operations center in Blue Bell, Pennsylvania, a branch location in Media, Pennsylvania and certain office equipment. The leases are accounted for as operating leases. The Blue Bell lease expires in January 2016 and, upon expiration,

FOX CHASE BANCORP, INC.

NOTE 6—PREMISES AND EQUIPMENT (Continued)

the Company has the option to extend the lease for an additional five year period at the then prevailing market rate. The following rental expenses were included in the Company's financial statements (in thousands):

	December 31,
	2012	2011	2010
	(In thousands)
Office rent	$449	$486	$470
Equipment lease	2	2	6

	$451	$488	$476

The following table shows the minimum future rental payments under non-cancelable leases for premises and equipment as of December 31, 2012 (in thousands):

Year
2013	$399
2014	417
2015	428
2016	36
2017	—

NOTE 7—DEPOSITS

        The weighted average interest rate and balance of deposits at December 31, 2012 and 2011 consisted of the following (dollars in thousands):

	December 31, 2012		December 31, 2011
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Noninterest-bearing demand accounts	—%	$108,176	—%	$84,374
NOW accounts	0.22	70,199	0.39	45,948
Money market accounts	0.19	97,318	0.38	127,667
Savings and club accounts	0.14	99,046	0.29	80,740
Brokered deposits	0.36	50,637	0.53	10,162
Certificates of deposit	1.59	262,033	2.03	327,703

	0.70%	$687,409	1.12%	$676,594

FOX CHASE BANCORP, INC.

NOTE 7—DEPOSITS (Continued)

        The scheduled maturities of certificates of deposit and brokered deposits for periods subsequent to December 31, 2012 are as follows (in thousands):

	December 31,
Year	Certificates of Deposit	Brokered Deposits	Total
2013	$144,692	$45,529	$190,221
2014	64,212	5,108	69,320
2015	29,182	—	29,182
2016	11,493	—	11,493
2017	4,823	—	4,823
Thereafter	7,631	—	7,631

	$262,033	$50,637	$312,670

        A summary of interest expense on deposits for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
NOW accounts	$234	$143	$210
Money market accounts	339	596	1,294
Savings and club accounts	253	148	45
Brokered deposits	194	13	—
Certificates of deposit	5,327	7,772	13,654

	$6,347	$8,672	$15,203

        The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $62.5 million and $81.6 million at December 31, 2012 and 2011, respectively. Deposits in excess of $250,000 are not insured by the Federal Deposit Insurance Corporation (the "FDIC").

NOTE 8—BORROWINGS

        The following is a summary of borrowed funds by type:

	Balance at End of Year	Weighted Average Coupon Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
	(Dollars in thousands)
2012
FHLB advances	$110,000	1.80%	$110,000	$82,039	2.90%
Other borrowed funds	30,000	3.30	50,000	39,389	3.42
Short-term borrowings	70,500	0.30	70,500	15,851	0.24
2011
FHLB advances	$88,278	3.41%	$122,429	$110,180	3.66%
Other borrowed funds	50,000	3.42	50,000	50,000	3.42
Short-term borrowings	8,500	0.25	24,000	2,239	0.23

FOX CHASE BANCORP, INC.

NOTE 8—BORROWINGS (Continued)

Federal Home Loan Bank Advances

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
	(In thousands)
August 2014	10,000	0.52%	Not Applicable	Not Applicable
September 2014	15,000	0.41%	Not Applicable	Not Applicable
December 2014	15,000	0.43%	Not Applicable	Not Applicable
March 2015	10,000	0.49%	Not Applicable	Not Applicable
August 2015	10,000	0.68%	Not Applicable	Not Applicable
November 2017	15,000	3.62%	February 2013	LIBOR + 0.10%
November 2017	15,000	3.87%	February 2013	LIBOR + 0.10%
December 2017	20,000	2.83%	March 2013	LIBOR + 0.11%

	$110,000	1.80%

        Advances from the FHLB of Pittsburgh with coupon rates ranging from 0.41% to 3.87% are due as follows.

Maturity	Amount	Weighted Average Coupon Rate
	(Dollars in thousands)
2013	$—	—%
2014	40,000	0.45
2015	20,000	0.58
2016	—	—
2017	50,000	3.38

	$110,000	1.80%

        During the three months ended June 30, 2012, the Company terminated $36.3 million of FHLB borrowings at a pre-tax cost of $1.5 million, which was recorded in loss on extinguishment of debt in the consolidated statement of operations.

        For the borrowings which have "Call Dates" disclosed in the above table, if the borrowing is called, the Company has the option to either pay off the borrowing without penalty or the borrowing's fixed rate resets to a variable LIBOR based rate, as noted in the above table. Subsequent to the call date, the borrowings are callable by the FHLB quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

        Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of December 31, 2012, the Company has $161.9 million in qualifying collateral pledged against its advances.

        The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $367.0 million at December 31, 2012. Additionally, as of December 31, 2012, the Bank has a maximum borrowing capacity of $53.8 million with the Federal Reserve Bank of Philadelphia through the Discount Window.

FOX CHASE BANCORP, INC.

NOTE 8—BORROWINGS (Continued)

        As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.60% of its advances plus 0.35% of the Bank's "eligible assets," as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank's "eligible assets." The FHLB of Pittsburgh has indicated it would only redeem from any member the lesser of the amount of the member's excess capital stock or 5% of the member's total capital stock. The FHLB also indicated that it may increase its individual member stock investment requirements at any time. As of December 31, 2012, the Company's minimum stock obligation was $7.9 million and a maximum stock obligation was $12.6 million. The Company held $8.1 million in FHLB stock at that date. The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter of 2009 and did not pay a dividend through December 31, 2011. Beginning in the first quarter of 2012, the FHLB of Pittsburgh reinstated its quarterly dividend.

  Other Borrowed Funds

Maturity Date	Amount	Coupon Rate	Next Call Date	Subsequent Call Frequency
	(In thousands)
September 2018	10,000	3.40%	Not Applicable	Not Applicable
September 2018	5,000	3.20%	Not Applicable	Not Applicable
October 2018	5,000	3.15%	January 2013	Quarterly
October 2018	5,000	3.27%	Not Applicable	Not Applicable
November 2018	5,000	3.37%	November 2013	Not Applicable

	$30,000	3.30%

        During 2012, the Company terminated $20.0 million of other long-term borrowings at a pre-tax cost of $1.5 million, which was recorded in loss on extinguishment of debt in the consolidated statement of operations.

        Other borrowed funds obtained from large commercial banks under security repurchase agreements totaled $30.0 million at December 31, 2012. These borrowings contractually mature with dates ranging from September 2018 through November 2018 and may be called by the lender based on the underlying agreements. Accordingly, the contractual maturities below may differ from actual maturities.

        Mortgage backed securities with a fair value of $37.4 million at December 31, 2012 were used to secure these other borrowed funds.

  Short-term borrowings

        As of December 31, 2012 and December 31, 2011, the Company had $70.5 million and $8.5 million, respectively, of short-term borrowings. The short-term borrowings at December 31, 2012 and 2011 had a blended rate of 0.30% and 0.25%, respectively. Short-term borrowings consist of overnight and term borrowings with an original maturity less than one year. Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB.

FOX CHASE BANCORP, INC.

NOTE 9—EMPLOYEE BENEFITS

  401(k) Plan

        The Bank has a 401(k) retirement plan covering all employees meeting certain eligibility requirements. Employees may contribute a percentage of their salary to the Plan each year, subject to limitations set by law. The Bank matches a portion of each employee contribution and also may make discretionary contributions, based on the Bank's performance. The Bank provides a matching contribution equivalent to 33% of the first 6% of the contribution made by an employee. The Bank's contributions to the plan on behalf of its employees resulted in an expenditure of $131,000, $121,000 and $110,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

  Employee Stock Ownership Plan

        The ESOP is a tax-qualified plan designed to invest in the Bancorp's common stock that provides employees meeting certain eligibility requirements with the opportunity to receive a funded retirement benefit, based on the value of the Bancorp's common stock. The ESOP has purchased 963,767 shares of common stock and has total loans outstanding of $6.7 million as of December 31, 2012. The ESOP purchased shares in two separate transactions as described in the next paragraph.

        The ESOP initially purchased 615,267 shares of common stock in Old Fox Chase Bancorp's initial stock offering in 2006 at a price of $9.35 per share with the proceeds of a loan from Old Fox Chase Bancorp to the ESOP. The outstanding loan principal balance on the initial ESOP transaction at December 31, 2012 and 2011 was $3.7 million and $4.0 million, respectively. ESOP shares from this transaction that were unallocated at December 31, 2012 totaled 328,142 and had a fair market value of $5.5 million.

        The ESOP purchased an additional 348,500 shares of common stock in conjunction with the Bancorp's mutual-to-stock conversion completed on June 29, 2010 at a price of $10.00 per share with the proceeds of a second loan from the Bancorp to the ESOP. The outstanding loan principal balance at December 31, 2012 and 2011 was $3.0 million and $3.2 million, respectively. ESOP shares from this transaction that were unallocated at December 31, 2012 totaled 288,415 and had a fair market value of $4.8 million.

        Shares of the Bancorp's common stock pledged as collateral for the loan are released from the pledge for allocation to Plan participants as loan payments are made. The Bank releases 65,053 shares annually based upon the ratio that the current principal and interest payment bears to the current and remaining scheduled future principal and interest payments. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant are used to repay the loan. Dividends declared on common stock held by the ESOP that are allocated to the account of a participant are paid to the participant once a year.

        As of December 31, 2012, there were no shares committed to employees, 347,210 shares allocated to employees and 616,557 unallocated shares to be released in future periods.

        Total ESOP compensation expense for the year ended December 31, 2012, 2011 and 2010 was $921,000, $840,000 and $522,000, respectively, representing the average fair market value of shares allocated during the year.

FOX CHASE BANCORP, INC.

NOTE 9—EMPLOYEE BENEFITS (Continued)

  Long-Term Incentive Plan

        The Bank maintains the Fox Chase Bank Executive Long-Term Incentive Plan (the "Incentive Plan"). All plan assets are invested in Bancorp common stock. The Incentive Plan became effective January 1, 2006. During 2012, 2011 and 2010, the Bank recorded compensation expense of $0, $0 and $89,000, respectively, for the Incentive Plan. All shares in the plan were fully vested on January 1, 2011.

NOTE 10—STOCK BASED COMPENSATION

        In 2007, stockholders approved the Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan (the "2007 Plan"). The Plan provides that 769,083 shares of common stock may be issued in connection with the exercise of stock options and 307,633 shares of common stock may be issued as restricted stock. The Plan allows for the granting of non-statutory stock options ("NSOs"), incentive stock options and restricted stock. Options are granted at no less than the fair value of the Bancorp's common stock on the date of the grant. In 2007, Old Fox Chase Bancorp's Board of Directors approved the funding of a trust that purchased 307,395 shares of Bancorp's common stock to fund restricted stock awards under the Plan. The 307,395 shares were purchased by the trust at a weighted average cost of $12.18 per share.

        In August 2011, stockholders approved the Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan (the "2011 Plan"). The 2011 Plan provides that 685,978 shares of common stock may be issued in connection with the exercise of stock options and 274,391 shares of common stock may be issued as restricted stock, including performance based restricted stock. In August 2011, the Board of Directors approved the funding of a trust that purchased 274,391 shares of Bancorp's common stock to fund restricted stock awards under the 2011 Plan. During the year ended December 31, 2011, 274,391 shares were purchased by the trust at a weighted average cost of $12.66 per share.

        During 2011, the Company granted 10,668 shares of performance based restricted stock to certain executive officers of the Company. During 2012, the Company granted 22,500 shares of performance based restricted stock to certain executive officers of the Company.

        During the years ended December 31, 2012, 2011 and 2010, the Company recorded $1.0 million, $1.0 million, and $929,000 of stock based compensation expense, respectively, comprised of stock option expense of $420,000, $436,000 and $400,000, respectively, and restricted stock expense of $621,000, $606,000 and $529,000, respectively.

        As a result of the mutual-to-stock conversion, all presented share information for periods prior to June 30, 2010 has been revised to reflect the 1.0692 exchange ratio.

FOX CHASE BANCORP, INC.

NOTE 10—STOCK BASED COMPENSATION (Continued)

        The following is a summary of Bancorp's stock option activity and related information for the 2007 Plan and 2011 Plan for the years ended December 31, 2012, 2011 and 2010:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	677,381	$11.03	7.9 years	$105,000

Granted	39,500	9.67
Exercised	—	—
Forfeited / Cancelled	(24,703)	10.45

Outstanding at December 31, 2010	692,178	$10.97	7.1 years	$608,000

Granted	135,494	12.49
Exercised	(15,037)	10.69
Forfeited / Cancelled	(24,493)	11.24

Outstanding at December 31, 2011	788,142	$11.23	6.6 years	$1,111,000

Granted	146,550	13.15
Exercised	(43,954)	10.94
Forfeited / Cancelled	(13,069)	11.10

Outstanding at December 31, 2012	877,669	$11.57	6.3 years	$4,461,000

Exercisable at December 31, 2012	567,008	$11.26	5.1 years	$3,055,000

        Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Through June 30, 2011, as limited historical information on the volatility of the Company's stock existed, management considered the average volatilities of comparable public companies over a period equal to the expected life of the options in determining the expected volatility rate. Beginning in the quarter ended September 30, 2011, management began to utilize the Company's actual volatility in determining the expected volatility rate. Management estimated the expected life of the options using the simplified method allowed under certain accounting standards. The risk-free rate was determined utilizing the Treasury yield for the expected life of the option contract.

        The fair value of the stock option grants was estimated with the following weighted average assumptions:

	2012	2011	2010
Expected Dividend Yield	1.82%	1.90% - 2.00%	1.90%
Expected Volatility	32.0% - 32.5%	33.0% - 40.0%	35.00%
Risk-Free Interest Rate	0.86% - 1.10%	1.21% - 2.51%	2.04%
Expected Option Life in Years	6.50	6.50	6.50

FOX CHASE BANCORP, INC.

NOTE 10—STOCK BASED COMPENSATION (Continued)

        The following is a summary of the Company's unvested options as of December 31, 2012, 2011 and 2010 and changes therein during the years then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	455,806	$2.91

Granted	39,500	2.97
Exercised	—	—
Vested	(133,561)	2.97
Forfeited / Cancelled	(17,748)	2.73

Unvested at December 31, 2010	343,997	$2.90

Granted	135,494	3.60
Exercised	—	—
Vested	(135,464)	2.98
Forfeited / Cancelled	(21,497)	3.06

Unvested at December 31, 2011	322,530	$3.15

Granted	146,550	3.57
Exercised	—	—
Vested	(145,350)	3.10
Forfeited / Cancelled	(13,069)	3.17

Unvested at December 31, 2012	310,661	$3.36

        Expected future expense relating to the 310,661 unvested options outstanding as of December 31, 2012 is $871,000 over a weighted average period of 3.8 years.

FOX CHASE BANCORP, INC.

NOTE 10—STOCK BASED COMPENSATION (Continued)

        The following is a summary of the status of the Company's restricted stock as of December 31, 2012, 2011 and 2010 and changes therein during the years then ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	148,813	$11.16

Granted	15,640	9.67
Vested	(45,888)	11.30
Forfeited / Cancelled	(1,134)	10.87

Unvested at December 31, 2010	117,431	$10.91

Granted	57,036	12.54
Vested	(48,620)	11.19
Forfeited / Cancelled	(5,857)	11.72

Unvested at December 31, 2011	119,990	$11.54

Granted	69,950	13.14
Vested	(56,358)	11.46
Forfeited / Cancelled	(3,025)	12.08

Unvested at December 31, 2012	130,557	$12.41

        Expected future compensation expense relating to the 130,557 restricted shares at December 31, 2012 is $1.4 million over a weighted average period of 3.9 years.

NOTE 11—INCOME TAXES

        The components of income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	December 31,
	2012	2011	2010
Federal:
Current	$2,408	$2,555	$1,129
Deferred	(140)	(359)	(13)

	2,268	2,196	1,116

State:
Current	—	—	—
Deferred	50	16	4

	50	16	4

	$2,318	$2,212	$1,120

FOX CHASE BANCORP, INC.

NOTE 11—INCOME TAXES (Continued)

        The provision for income taxes differs from the statutory rate of 34% due to the following (in thousands):

	December 31,
	2012	2011	2010
Federal income tax at statutory rate of 34%	$2,509	$2,377	$1,314
Tax exempt interest, net	(62)	(62)	(113)
Bank-owned life insurance	(160)	(159)	(160)
ESOP compensation expense	101	73	6
Equity incentive plans	—	1	46
Other, net	13	13	23
Dividends received from equity method investments	(49)	(13)	—
Dividends paid on benefit plans	(67)	(26)	—
State taxes, net	304	126	436
Decrease in valuation allowance	(271)	(118)	(432)

Total Provision	$2,318	$2,212	$1,120

Effective tax rate	31.41%	31.64%	28.99%

        The net deferred tax asset consisted of the following components as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses, net	$3,798	$4,106
Provision for loss on assets acquired through foreclosure	966	402
Nonaccrual interest	569	502
Accrued compensation	151	151
Equity incentive plans	734	644
Accrued expenses	370	345
Deferred lease liability	51	10
Impairment loss on investments	—	176
State net operating loss carryforward	73	343

	6,712	6,679
Valuation allowance	(36)	(307)

	6,676	6,372
Deferred tax liability
Prepaid expense deduction	238	181
Mortgage servicing rights	58	107
Loan origination costs	39	58
Deferrable earnings on investments	439	227
Depreciation of premises and equipment	471	458
Unrealized gains on securities available-for-sale	2,478	3,659

	3,723	4,690

Net Deferred Tax Asset	$2,953	$1,682

FOX CHASE BANCORP, INC.

NOTE 11—INCOME TAXES (Continued)

        Based on the Company's history of earnings and its expectation of future taxable income, management anticipates that it is more likely than not that the above deferred tax assets will be realized, except for the $36,000 gross deferred tax assets related to Fox Chase Bank's state net operating loss carryforward.

        Retained earnings include $6.0 million at December 31, 2012, 2011 and 2010 for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the "Act") eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.

        Approximately $73,000 of gross deferred tax assets were related to state tax net operating losses at December 31, 2012. Of this amount, $36,000 is related to the Bank and has a full valuation allowance of $36,000 on this deferred tax asset due to an expectation of such net operating losses expiring before being utilized. The remaining $37,000 of gross deferred tax assets were related to state tax net operating losses on Fox Chase Service Corporation and have no valuation allowance as it is more likely than not that it will be fully utilized before it expires. The Company has $517,000 of state net operating losses remaining as of December 31, 2012 for the Bank, which will begin to expire December 31, 2013. The Company has $368,000 of state net operating losses remaining as of December 31, 2012 for Fox Chase Service Corporation, which will begin to expire December 31, 2029.

        As of December 31, 2012 and prior periods, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest and penalties as a component of income tax expense. Federal and state tax years 2009 through 2011 were open for examination as of December 31, 2012.

NOTE 12—COMMITMENTS AND CONTINGENCIES

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

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

FOX CHASE BANCORP, INC.

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        A summary of the Company's financial instrument commitments at December 31, 2012 and 2011 is as follows (in thousands):

	December 31,
	2012	2011
Commitments to grant loans	$23,644	$74,372
Unfunded commitments under lines of credit	98,537	105,983
Standby letters of credit	14,348	12,010
Commercial letters of credit	848	—

	$137,377	$192,365

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but includes principally residential or commercial real estate, accounts receivable or inventory. Fixed rate commitments to grant loans were $2.6 million and $15.5 million as of December 31, 2012 and December 31, 2011, respectively. The interest rates on these fixed rate loans ranged from 4.75% to 6.00% as of December 31, 2012 and 5.25% to 6.00% as of December 31, 2011.

  Legal Proceedings

        The Company is periodically subject to various pending and threatened legal actions, which involve claims for monetary relief. Based upon information presently available to the Company, it is the Company's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company's results of operations.

  Service Contracts

        The Company has entered into contracts with third-party providers to manage the Company's network operations, data processing and other related services. The projected amount of the Company's future minimum payments contractually due after December 31, 2012 is as follows (in thousands):

Year	Amount
2013	$1,952
2014	224
2015	96
2016	—
2017	—

During January 2013, the Company signed a new agreement with one of its third-party data processing providers, which extends the contract through December 2015 and modifies future contractual payments due to $1.7 million in 2013, $1.6 million in 2014 and $1.4 million in 2015.

FOX CHASE BANCORP, INC.

NOTE 13—STOCKHOLDERS' EQUITY

        The Bank is subject to various regulatory capital requirements administered by federal banking agencies. The Bancorp, as a savings and loan holding company, is not subject to separate capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to total assets, as defined. Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it was subject.

        As of December 31, 2012, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The Bank's actual capital amounts and ratios at December 31, 2012 and 2011 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2012
Total risk-based capital (to risk-weighted assets)	147,659	20.48%	≥57,682	≥8.0%	≥72,103	≥10.0%
Tier 1 capital (to risk-weighted assets)	140,240	19.45	≥28,841	≥4.0	≥43,262	≥6.0
Tier 1 capital (to adjusted assets)	140,240	12.90	≥43,475	≥4.0	≥54,344	≥5.0
December 31, 2011
Total risk-based capital (to risk-weighted assets)	161,494	23.90%	≥54,054	≥8.0%	≥67,567	≥10.0%
Tier 1 capital (to risk-weighted assets)	154,623	22.88	≥27,027	≥4.0	≥40,540	≥6.0
Tier 1 capital (to adjusted assets)	154,787	15.30	≥40,461	≥4.0	≥50,576	≥5.0

        The Bancorp's ability to pay dividends is limited by statutory and regulatory requirements. The Bancorp may not declare nor pay dividends on its stock if such declaration or payment would violate statutory or regulatory requirements. The Bancorp paid a cash dividend of $0.04 per common share during each of the first three quarters of 2012 and two dividends, totaling $0.08, per common share during the fourth quarter of 2012. Additionally, the Bancorp paid a cash dividend of $0.06 per common share on March 5, 2013.

FOX CHASE BANCORP, INC.

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

        The Bancorp raised net proceeds of $77.8 million from the mutual to stock conversion completed on June 29, 2010. During 2010, the Bancorp contributed $48.5 million to the Bank, $7.5 million in the first quarter and $41.0 million in the second quarter in conjunction with the mutual-to-stock conversion.

        During the second quarter of 2012, the Bancorp received a $7.9 million dividend from the Bank, equaling the amount of the Bank's 2010 and 2011 net income. During the third quarter of 2012, the Bancorp received a $1.9 million dividend from the Bank, equaling the amount of the Bank's net income for the six months ended June 30, 2012. During the fourth quarter of 2012, the Bancorp received a dividend of $11.5 million from the Bank, which was comprised of $1.5 million representing the Bank's net income for the three months ended September 2012 plus a special dividend of $10.0 million.

        The Bancorp repurchased 724,700 shares of common stock during the year ended December 31, 2012 in conjunction with stock repurchase programs. There were 1,524,900 shares repurchased during the year ended December 31, 2011. The aggregate purchases were recorded as treasury stock, at cost, on the Bancorp's statement of condition in the amount of $29.7 million at December 31, 2012.

NOTE 14—FAIR VALUE

        Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of the respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

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

        The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2012 and 2011:

Cash and Cash Equivalents

        The carrying amounts of cash and cash equivalents approximate their fair value.

FOX CHASE BANCORP, INC.

NOTE 14—FAIR VALUE (Continued)

Investment and Mortgage Related Securities—Available-for-Sale and Held-to-Maturity

        Fair values for investment securities and mortgage related securities are obtained from one external pricing service ("primary pricing service") as the provider of pricing on the investment portfolio on a quarterly basis. We generally obtain one quote per investment security. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. If quoted market prices are not available for comparable securities, fair value is based on quoted bids for the security or comparable securities. We review the estimates of fair value provided by the pricing service to determine if they are representative of fair value based upon our general knowledge of market conditions and relative changes in interest rates and the credit environment. The Company made no adjustments to the values obtained from the primary pricing service.

Loans Receivable, Net

        To determine the fair values of loans that are not impaired, we employ discounted cash flow analyses that use interest rates and terms similar to those currently being offered to borrowers. We do not record loans at fair value on a recurring basis. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that we may adjust due to specific characteristics of the loan or collateral. This technique does not contemplate an exit price.

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

FOX CHASE BANCORP, INC.

NOTE 14—FAIR VALUE (Continued)

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

Off-Balance Sheet Financial Instruments

        Fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present creditworthiness of the counterparties. These amounts are deemed to be insignificant.

FOX CHASE BANCORP, INC.

NOTE 14—FAIR VALUE (Continued)

        The estimated fair values of the Company's financial instruments at December 31, 2012 and 2011 were as follows (in thousands):

		December 31, 2012		December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$25,090	$25,090	$7,586	$7,586
Available for sale securities:
Investment securities available-for-sale	Level 2	12,491	12,491	23,106	23,106
Private label residential mortgage related security	Level 3	—	—	122	122
Private label commercial mortgage related securities	Level 3	6,197	6,197	8,906	8,906
Agency residential mortgage related securities	Level 2	277,419	277,419	216,636	216,636
Held to maturity securities:
Agency mortgage related securities	Level 2	28,369	29,451	41,074	41,758
Loans receivable, net	Level 3	683,865	686,867	670,572	672,847
Federal Home Loan Bank stock	Level 3	8,097	8,097	8,074	8,074
Accrued interest receivable	Level 3	3,223	3,223	4,578	4,578
Mortgage servicing rights	Level 2	170	170	316	322
Financial assets acquired from debtors	Level 3	3,714	3,714	—	—
Financial liabilities:
Savings and club accounts	Level 2	99,046	99,046	80,740	80,740
Demand, NOW and money market deposits	Level 2	275,693	275,693	257,989	257,989
Brokered deposits	Level 2	50,637	50,715	10,162	10,129
Certificates of deposit	Level 2	262,033	264,694	327,703	330,941
Short-term borrowings	Level 2	70,500	70,500	8,500	8,500
Federal Home Loan Bank advances	Level 2	110,000	115,767	88,278	95,878
Other borrowed funds	Level 2	30,000	33,651	50,000	55,103
Accrued interest payable	Level 2	330	330	418	418
Derivative contracts	Level 2, 3	320	320	279	279

The following assets and liabilities were carried at fair value and classified as Level 3 as of December 31, 2012 and 2011:

  •
  Private label commercial mortgage related securities ("CMBS"), the fair value of which are difficult to determine because they are not actively traded in securities markets. The net unrealized gain in the private label CMBS portfolio was $78,000 and $107,000 at December 31, 2012 and December 31, 2011, respectively.

  •
  Two loans, since lending credit risk is not an observable input for these commercial loans (see Note 4). The unrealized gain on the two loans was $293,000 at December 31, 2012 compared to $268,000 at December 31, 2011.

  •
  Financial assets acquired from debtors include eight life insurance policies. The life expectancies of the insured parties, future premium payments and discount rates which are used to value

FOX CHASE BANCORP, INC.

NOTE 14—FAIR VALUE (Continued)

    these policies are significant unobservable inputs. Losses resulting from changes in fair value, totaling $692,000, for the year ended December 31, 2012, were recorded in assets acquired through foreclosure expense in the consolidated statements of operations. At December 31, 2011, the company did not hold any financial assets acquired from debtors.

  •
  Credit derivatives which are valued based on creditworthiness of the underlying borrower which is a significant unobservable input. The unrealized loss on the credit derivatives was $12,000 at December 31, 2012 compared to $0 at December 31, 2011.

  •
  A private label collateralized mortgage obligation ("CMO"), the fair value of which is more difficult to determine because they are not actively traded in securities markets. The net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, in the private label CMO was $42,000 at December 31, 2011. This security was sold during 2012.

The following measures were made on a recurring basis as of December 31, 2012 and 2011:

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$314	$—	$314	$—
State and political subdivisions	—	—	—	—
Corporate securities	12,177	—	12,177	—
Private label commercial mortgage related securities	6,197	—	—	6,197
Agency residential mortgage related securities	277,419	—	277,419	—
Loans(1)	2,806	—	—	2,806
Financial assets acquired from debtors	3,714	—	—	3,714
Derivative contracts(1)	(320)	—	(308)	(12)

Total	$302,307	$—	$289,602	$12,705

FOX CHASE BANCORP, INC.

NOTE 14—FAIR VALUE (Continued)

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$6,514	$—	$6,514	$—
State and political subdivisions	1,873	—	1,873	—
Corporate securities	14,719	—	14,719	—
Private label residential mortgage related security	122	—	—	122
Private label commercial mortgage related securities	8,906	—	—	8,906
Agency residential mortgage related securities	216,636	—	216,636	—
Loans(1)	2,877	—	—	2,877
Derivative contracts(1)	(279)	—	(279)	—

Total	$251,368	$—	$239,463	$11,905

(1)
Such financial instruments are recorded at fair value as further described in Note 4.

        The following measures were made on a non-recurring basis as of December 31, 2012 and 2011:

        Loans, which were partially charged off at December 31, 2012 and 2011. The loans' fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

        MSR's, the fair value was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

FOX CHASE BANCORP, INC.

NOTE 14—FAIR VALUE (Continued)

        Other real estate owned, we used Level 3 inputs, which consists of appraisals or agreements of sale. Other real estate owned is recorded on our balance sheet at fair value, net of costs to sell, when we obtain control of the property.

		Fair Value Measurements at Reporting Date Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
As of December 31, 2012
Loans	$2,951	$—	$—	$2,951
Mortgage servicing rights	170	—	170	—
Other real estate owned	4,810	—	—	4,810

Total	$7,931	$—	$170	$7,761

As of December 31, 2011
Loans	$2,490	$—	$—	$2,490
Mortgage servicing rights	282	—	282	—
Other real estate owned	2,423	—	—	2,423

Total	$5,195	$—	$282	$4,913

        The following table includes a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3), on a recurring basis, for the period of December 31, 2010 to December 31, 2012.

	Private Label Residential Mortgage Related Security	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loan	Total
	(In thousands)
Beginning balance, December 31, 2010	$166	$11,767	$—	$—	$1,241	$13,174
Purchases/additions	—	—	—	—	1,600	1,600
Sales	—	—	—	—	—	—
Payments received	(34)	(2,570)	—	—	(71)	(2,675)
Premium amortization, net	—	(16)	—	—	—	(16)
Increase/(decrease) in value	(10)	(275)	—	—	107	(178)
Reclassification to Level 3	—	—	—	—	—	—

Ending balance, December 31, 2011	$122	$8,906	$—	$—	$2,877	$11,905

Purchases/additions	—	—	(39)	4,013	—	3,974
Sales	(70)	—	—	—	—	(70)
Payments (received) made	(7)	(2,668)	—	393	(97)	(2,379)
Premium amortization, net	—	(12)	—	—	—	(12)
Increase/(decrease) in value	(45)	(29)	27	(692)	26	(713)
Reclassification to Level 3	—	—	—	—	—	—

Ending balance, December 31, 2012	$—	$6,197	$(12)	$3,714	$2,806	$12,705

        There were no transfers made between levels during the years ended December 31, 2012 and 2011.

FOX CHASE BANCORP, INC.

NOTE 15—RELATED PARTY TRANSACTIONS

Transactions with Directors, Officers and Employees

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

        There were no loans to directors and executive officers as of December 31, 2012 and 2011.

Equity Method Investments

        As of December 31, 2012, 2011 and 2010, Fox Chase Bank owned approximately 45% of Philadelphia Mortgage Advisors, Inc. ("PMA"). During 2012, 2011 and 2010, the Company engaged in certain business activities with PMA. These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage loans from PMA. The Company recorded interest income from PMA on the warehouse line of $460,000, $220,000 and $285,000 for the years ended December 31, 2012, 2011 and 2010, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, of $66,000, $50,000 and $65,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The balance outstanding on the warehouse line was $15.2 million and $9.5 million at December 31, 2012 and 2011, respectively. In addition, the Company acquired total loans from PMA of $14.4 million, $10.6 million and $23.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, which includes the cost of the loans.

        During 2010, the Company provided PMA a term loan in the amount of $1.2 million, which was secured by a residential property owned by PMA. The Company recorded interest income from PMA on this term loan of $25,000 and $15,000 for the years ended December 31, 2011 and 2010, respectively. The loan was paid off during the second quarter of 2011.

        The Company's investment in PMA was $2.0 million and $1.5 million at December 31, 2012 and 2011, respectively, and was included in other assets on the consolidated statements of condition.

        PMA had total assets of $32.5 million and $16.4 million as of December 31, 2012 and 2011, respectively. PMA had total liabilities of $28.5 million and $13.5 million as of December 31, 2012 and 2011, respectively. PMA had net revenues of $7.8 million, $5.0 million and $4.9 million as of December 31, 2012, 2011 and 2010, respectively. PMA had expenses (including income taxes) of $6.3 million, $4.4 million and $4.5 million as of December 31, 2012, 2011 and 2010, respectively. PMA had net income of $1.5 million, $557,000 and $438,000 as of December 31, 2012, 2011 and 2010, respectively.

NOTE 16—ACCOUNTING PRONOUNCEMENTS

        Accounting Standards Update (ASU) No. 2011-03—Transfers and Servicing (Topic 860):    Reconsideration of Effective Control for Repurchase Agreements. This update is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU No. 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion.

FOX CHASE BANCORP, INC.

NOTE 16—ACCOUNTING PRONOUNCEMENTS (Continued)

ASU No. 2011-03 was effective for the Company on January 1, 2012 and did not have a material impact on the Company's financial position or results of operations.

        Accounting Standards Update (ASU) No. 2011-04—Fair Value Measurement (Topic 820):    Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments were issued to achieve convergence between U.S. GAAP and IFRS. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 was effective for the Company on January 1, 2012 and was to be applied prospectively. Adoption of this update did not have a material impact on the Company's financial position or results of operations but did result in additional disclosures within the fair value footnote.

        Accounting Standards Update (ASU) No. 2011-05—Comprehensive Income (Topic 220): Presentation of Comprehensive Income.    The provisions of ASU No. 2011-05 are intended to improve the comparability, consistency and transparency of financial reporting and to increase prominence of the items reported in other comprehensive income. The guidance requires entities to report the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous financial statement or in two separate financial statements. This update was effective for the Company on January 1, 2012, and was to be applied retrospectively. Adoption of this update resulted in the addition of the Consolidated Statements of Comprehensive Income and the removal of the Comprehensive Income footnote.

        Accounting Standards Update (ASU) No. 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.    The provisions of ASU No. 2011-11 are intended to enhance current disclosure requirements on offsetting financial assets and liabilities. The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (IFRS), which are subject to different offsetting models. The disclosures will be limited to financial instruments (and derivatives) subject to enforceable master netting arrangements or similar agreements and will be effective for the Company on January 1, 2013 and is to be applied retrospectively. The Company has evaluated the guidance included in this update and has determined that it is not expected to have a material impact on the Company's financial position or results of operations.

        Accounting Standards Update (ASU) No. 2013-01—Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.    This update clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company has evaluated the guidance included in this update and has determined that it is not expected to have a material impact on the Company's financial position or results of operations.

FOX CHASE BANCORP, INC.

NOTE 16—ACCOUNTING PRONOUNCEMENTS (Continued)

        Accounting Standards Update (ASU) No. 2013-02—Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.    This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For the Company, the amendment is effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the guidance will have a material impact on its financial statements but will result in a revised presentation of reclassifications of items out of accumulated other comprehensive income.

NOTE 17—PARENT COMPANY ONLY FINANCIAL STATEMENTS

        The following condensed financial statements for Fox Chase Bancorp, Inc. (parent company only) reflect the investment in its wholly owned subsidiary, Fox Chase Bank, using the equity method of accounting.

CONDENSED BALANCE SHEET

	December 31,
	2012	2011
	(In Thousands)
ASSETS
Cash and due from banks	$94	$444
Interest-earning deposits with banks	29,513	18,783

Total cash and cash equivalents	29,607	19,227
Investment in subsidiary	144,781	161,353
Due from subsidiary, net	—	266
ESOP loans	6,659	7,175
Other assets	549	241

Total Assets	181,596	188,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to subsidiary, net	19	—
Other liabilities	112	70

Total Liabilities	131	70

Stockholders' Equity	181,465	188,192

Total Liabilities and Stockholders' Equity	$181,596	$188,262

FOX CHASE BANCORP, INC.

NOTE 17—PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
INCOME
Interest on deposits with banks	$66	$219	$182
Interest on ESOP loans	432	463	432

Total Income	498	682	614

EXPENSES
Other expenses	1,000	970	841

Total Expenses	1,000	970	841

Loss before income tax benefit and equity in undistributed net earnings of subsidiary	(502)	(288)	(227)

Income tax benefit	(171)	(98)	(77)

Loss before equity in undistributed net earnings of subsidiary	(331)	(190)	(150)

Equity in undistributed net earnings of subsidiary	5,393	4,969	2,894

Net Income	$5,062	$4,779	$2,744

FOX CHASE BANCORP, INC.

NOTE 17—PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net income	$5,062	$4,779	$2,744
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of subsidiary	(5,393)	(4,969)	(2,894)
Decrease in deferred tax asset	—	—	89
Decrease in due from/to subsidiary, net	259	84	118
Excess tax benefit from exercise of stock options and vesting of restricted stock	(88)	—	—
Increase in other assets	(308)	(100)	(79)
Increase in other liabilities	130	1	5

Net Cash Used in Operating Activities	(338)	(205)	(17)

Cash Flows from Investing Activities
Loan payment received on ESOP loans	516	487	364
Cash dividends received from subsidiary	21,281	—	—

Net Cash Provided by Investing Activities	21,797	487	364

Cash Flows from Financing Activities
Purchase of treasury stock	(9,911)	(19,822)	—
Acquisition of common stock for equity incentive plan	—	(3,474)	—
Excess tax benefit from exercise of stock options and vesting of restricted stock	88	—	—
Receipt from subsidiary related to vesting of stock in equity incentive plan	646	544	519
Common stock issued for exercise of stock options	480	162	—
Capital contribution to subsidiary	—	—	(48,500)
Purchase of common stock by ESOP	—	—	(3,485)
Merger of Fox Chase Mutual Holding Company	—	—	107
Proceeds from stock offering, net of offering expenses	—	—	81,169
Cash dividends paid	(2,382)	(1,067)	—

Net Cash Used in Financing Activities	(11,079)	(23,657)	29,810

Net Increase in Cash and Cash Equivalents	10,380	(23,375)	30,157
Cash and Cash Equivalents—Beginning	19,227	42,602	12,445

Cash and Cash Equivalents—Ending	$29,607	$19,227	$42,602

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following represents summarized quarterly financial data of Fox Chase Bancorp, Inc. and subsidiary, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. The Company reported net income of $1.9 million

FOX CHASE BANCORP, INC.

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

for the quarter ended December 31, 2012 and net income of $1.0 million for the quarter ended December 31, 2011.

        The net income for the quarter ended December 31, 2012 included a provision for loan losses of $442,000, valuation adjustments of assets acquired through foreclosure of $979,000, and a gain of $952,000 on the sale of $15.7 million of mortgage related securities.

        The net income for the quarter ended December 31, 2011 included a provision for loan losses of $2.8 million, primarily related to specific impairments totaling $2.2 million on three commercial loans, all of which are located in Southern New Jersey, and a gain of $1.1 million on the sale of $12.8 million of mortgage related securities.

Three Months Ended	12/31/12	9/30/12	6/30/12	3/31/12	12/31/11	9/30/11	6/30/11	3/31/11
Interest income	$9,950	$10,531	$10,411	$10,942	$11,102	$11,606	$11,607	$11,631
Interest expense	2,117	2,298	2,740	2,962	3,114	3,545	3,827	4,009

Net interest income	7,833	8,233	7,671	7,980	7,988	8,061	7,780	7,622
Provision for loan losses	442	470	1,291	1,275	2,825	1,034	900	975

Net interest income after
provision for loan losses	7,391	7,763	6,380	6,705	5,163	7,027	6,880	6,647
Noninterest income	1,804	737	3,080	694	1,959	467	450	467
Noninterest expense	6,437	6,398	8,699	5,640	5,601	5,690	5,480	5,298

Income before taxes	2,758	2,102	761	1,759	1,521	1,804	1,850	1,816
Income tax provision	858	666	222	572	477	572	593	570

Net Income	$1,900	$1,436	$539	$1,187	$1,044	$1,232	$1,257	$1,246

Per Common Share Data
Weighted average common shares—basic	11,431,957	11,535,146	11,624,120	11,808,632	12,214,704	13,087,582	13,662,264	13,636,010
Weighted average common shares—diluted	11,622,035	11,718,308	11,750,623	11,901,737	12,287,733	13,175,689	13,770,934	13,678,887
Net income per share—basic	$0.17	$0.12	$0.05	$0.10	$0.09	$0.09	$0.09	$0.09
Net income per share—diluted	$0.16	$0.12	$0.05	$0.10	$0.09	$0.09	$0.09	$0.09

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX CHASE BANCORP, INC.
Date: March 13, 2013	By:	/s/ THOMAS M. PETRO Thomas M. Petro President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS M. PETRO Thomas M. Petro	President, Chief Executive Officer and Director (principal executive officer)	March 13, 2013
/s/ ROGER S. DEACON Roger S. Deacon	Chief Financial Officer (principal accounting and financial officer)	March 13, 2013
/s/ ROGER H. BALLOU Roger H. Ballou	Director	March 13, 2013
/s/ RICHARD E. BAUER Richard E. Bauer	Director	March 13, 2013
/s/ TODD S. BENNING Todd S. Benning	Director	March 13, 2013
/s/ RICHARD M. EISENSTAEDT Richard M. Eisenstaedt	Director	March 13, 2013
/s/ ANTHONY A. NICHOLS, SR. Anthony A. Nichols, Sr.	Director	March 13, 2013
/s/ ROSEANN B. ROSENTHAL RoseAnn Rosenthal	Director	March 13, 2013