Form 10-Q
period 2013-03-31
Fox Chase Bancorp Inc
filed 2013-05-09
CIK 1485176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐    No  ☒

As of May 1, 2013, there were 12,180,672 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FOX CHASE BANCORP, INC.

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$148	$162
Interest-earning demand deposits in other banks	5,725	24,928
Total cash and cash equivalents	5,873	25,090
Investment securities available-for-sale	12,542	12,491
Mortgage related securities available-for-sale	302,727	283,616
Mortgage related securities held-to-maturity (fair value of $26,638 at March 31, 2013 and $29,451 at December 31, 2012)	25,611	28,369
Loans, net of allowance for loan losses of $11,603 at March 31, 2013 and $11,170 at December 31, 2012	677,478	683,865
Federal Home Loan Bank stock, at cost	9,707	8,097
Bank-owned life insurance	14,193	14,077
Premises and equipment, net	10,252	10,443
Assets acquired through foreclosure	11,592	8,524
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,394	3,223
Mortgage servicing rights, net	170	170
Deferred tax asset, net	3,966	2,953
Other assets	6,215	5,803
Total Assets	$1,085,340	$1,088,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$696,936	$687,409
Short-term borrowings	29,700	70,500
Federal Home Loan Bank advances	140,000	110,000
Other borrowed funds	30,000	30,000
Advances from borrowers for taxes and insurance	1,399	1,699
Accrued interest payable	335	330
Accrued expenses and other liabilities	7,551	6,938
Total Liabilities	905,921	906,876

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 2013 and December 31, 2012)	-	-
Common stock ($.01 par value; 60,000,000 shares authorized, 12,260,172 shares issued and outstanding at March 31, 2013 and 12,356,564 shares issued and outstanding at December 31, 2012)	146	146
Additional paid-in capital	136,453	136,132
Treasury stock, at cost (2,350,600 shares at March 31, 2013 and 2,249,600 shares at December 31, 2012)	(31,462)	(29,733)
Common stock acquired by benefit plans	(9,998)	(10,228)
Retained earnings	81,724	80,608
Accumulated other comprehensive income, net	2,556	4,540
Total Stockholders’ Equity	179,419	181,465

Total Liabilities and Stockholders’ Equity	$1,085,340	$1,088,341

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

INTEREST INCOME
Interest and fees on loans	$8,062	$8,848
Interest on mortgage related securities	1,738	1,979
Interest on investment securities available-for-sale
Taxable	71	93
Nontaxable	-	19
Other interest income	1	3
Total Interest Income	9,872	10,942
INTEREST EXPENSE
Deposits	1,177	1,771
Short-term borrowings	32	5
Federal Home Loan Bank advances	502	754
Other borrowed funds	248	432
Total Interest Expense	1,959	2,962
Net Interest Income	7,913	7,980
Provision for loan losses	640	1,275
Net Interest Income after Provision for Loan Losses	7,273	6,705
NONINTEREST INCOME
Service charges and other fee income	361	389
Net (loss) gain on sale of assets acquired through foreclosure	(4)	29
Income on bank-owned life insurance	116	119
Equity in earnings of affiliate	170	115
Net gain on sale of investment securities (includes $361 and $0 accumulated other comprehensive income reclassification for unrealized holdings gains for 2013 and 2012, respectively)	361	-
Other	50	42
Total Noninterest Income	1,054	694
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,505	3,339
Occupancy expense	447	459
Furniture and equipment expense	124	152
Data processing costs	398	446
Professional fees	288	469
Marketing expense	30	46
FDIC premiums	185	181
Assets acquired through foreclosure expense	285	115
Other	413	433
Total Noninterest Expense	5,675	5,640
Income Before Income Taxes	2,652	1,759
Income tax provision (includes $123 and $0 income tax expense from reclassification items for 2013 and 2012, respectively)	825	572
Net Income	$1,827	$1,187
Earnings per share:
Basic	$0.16	$0.10
Diluted	$0.16	$0.10

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Comprehensive Income

(In Thousands, Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$1,827	$1,187

Other comprehensive income (loss):

Unrealized holding (losses) arising during the period, net of tax of $952 and $65 for the three months ended March 31, 2013 and 2012, respectively	(1,746)	(135)

Reclassification adjustments for net investment securities gains included in net income, net of tax of $123 for the three months ended March 31, 2013	(238)	-

Other comprehensive loss	(1,984)	(135)

Comprehensive (loss) income	$(157)	$1,052

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2013 and 2012

 (In Thousands, Unaudited)

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2011	$146	$134,871	$(19,822)	$(11,541)	$77,971	$6,567	$188,192
Purchase of treasury stock, net	-	-	(3,765)	-	-	-	(3,765)
Stock based compensation expense	-	279	-	-	-	-	279
Unallocated ESOP shares committed to employees	-	50	-	156	-	-	206
Issuance of stock for vested equity awards	-	(69)	-	76	(7)	-	-
Common stock issued for exercise of vested stock options	-	117	-	-	-	-	117
Tax benefit from exercise of stock options and vesting of restricted stock	-	29	-	-	-	-	29
Dividends paid ($0.04 per share)	-	-	-	-	(487)	-	(487)
Net income	-	-	-	-	1,187	-	1,187
Other comprehensive loss	-	-	-	-	-	(135)	(135)
BALANCE - MARCH 31, 2012	$146	$135,277	$(23,587)	$(11,309)	$78,664	$6,432	$185,623

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity
BALANCE - DECEMBER 31, 2012	$146	$136,132	$(29,733)	$(10,228)	$80,608	$4,540	$181,465
Purchase of treasury stock, net	-	-	(1,729)	-	-	-	(1,729)
Stock based compensation expense	-	203	-	-	-	-	203
Unallocated ESOP shares committed to employees	-	118	-	155	-	-	273
Issuance of stock for vested equity awards	-	(68)	-	75	(7)	-	-
Common stock issued for exercise of vested stock options	-	51	-	-	-	-	51
Tax benefit from exercise of stock options and vesting of restricted stock	-	17	-	-	-	-	17
Dividends paid ($0.06 per share)	-	-	-	-	(704)	-	(704)
Net income	-	-	-	-	1,827	-	1,827
Other comprehensive loss	-	-	-	-	-	(1,984)	(1,984)
BALANCE - MARCH 31, 2013	$146	$136,453	$(31,462)	$(9,998)	$81,724	$2,556	$179,419

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash Flows From Operating Activities
Net income	$1,827	$1,187
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	640	1,275
Valuation adjustment for other real estate owned	-	45
Change in fair value of financial assets acquired from debtors	241	-
Depreciation	201	220
Net amortization of securities premiums and discounts	764	716
Provision for deferred income taxes	61	524
Stock compensation from benefit plans	476	485
Net loss (gain) on sale of assets acquired through foreclosure	4	(29)
Net gains on sales of investment securities	(361)	-
Income on bank-owned life insurance	(116)	(119)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(17)	-
Decrease in mortgage servicing rights, net	-	29
(Increase) decrease in accrued interest receivable and other assets	(501)	298
Increase in accrued interest payable, accrued expenses and other liabilities	635	2,084
Net Cash Provided by Operating Activities	3,854	6,715

Cash Flows from Investing Activities
Investment securities - available-for-sale:
Proceeds from maturities, calls and principal repayments	-	5,000
Mortgage related securities – available-for-sale:
Purchases	(49,821)	(42,442)
Proceeds from sales	6,887	-
Proceeds from maturities, calls and principal repayments	20,301	17,848
Mortgage related securities – held-to-maturity:
Proceeds from maturities, calls and principal repayments	2,671	2,824
Net decrease in loans	22,643	22,914
Purchases of loans and loan participations	(19,955)	(3,515)
Net (increase) decrease in Federal Home Loan Bank stock	(1,610)	404
Purchases of premises and equipment	(27)	(406)
Additions to assets acquired through foreclosure	(331)	(10)
Proceeds from sales and payments on assets acquired through foreclosure	109	423
Net Cash (Used in) Provided by Investing Activities	(19,133)	3,040

Cash Flows from Financing Activities
Net increase (decrease) in deposits	9,527	(9,514)
Decrease in advances from borrowers for taxes and insurance	(300)	(46)
Proceeds from Federal Home Loan Bank Advances	30,000	-
Principal payments on Federal Home Loan Bank advances	-	(1,156)
Net (decrease) increase in short-term borrowings	(40,800)	3,400
Excess tax benefit from exercise of stock options and vesting of restricted stock	17	-
Common stock issued for exercise of stock options	51	117
Purchase of treasury stock	(1,729)	(3,765)
Cash dividends paid	(704)	(487)
Net Cash Used in Financing Activities	(3,938)	(11,451)
Net Decrease in Cash and Cash Equivalents	(19,217)	(1,696)
Cash and Cash Equivalents – Beginning	25,090	7,586
Cash and Cash Equivalents – Ending	$5,873	$5,890
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,954	$2,959
Income taxes paid	$-	$40
Transfers of loans to assets acquired through foreclosure	$3,091	$4,479
Net charge-offs	$207	$2,052

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

The Bancorp and the Bank (collectively referred to as the “Company”) provide a wide variety of financial products and services to individuals and businesses through the Bank’s eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The operations of the Company are managed as a single business segment.  The Company competes with other financial institutions and other companies that provide financial services.  The Bank also owns approximately 45% of Philadelphia Mortgage Advisors (“PMA”), a mortgage banker located in Plymouth Meeting, Pennsylvania and Ocean City, New Jersey.

The Company is subject to regulations of certain federal banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies which may subject them to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) the regulation and supervision of federal savings institutions, such as the Bank, was transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the agency that regulates national banks.  As a result, the Office of the Comptroller of the Currency has primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings associations.  In addition, pursuant to the provisions of the Dodd-Frank Act, savings and loan holding companies, such as the Bancorp, are regulated by the Board of Governors of the Federal Reserve System.

The consolidated financial statements include the accounts of the Bancorp and the Bank.  The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc., Fox Chase Service Corporation, 104 S. Oakland Ave., LLC and Davisville Associates, LLC.  Fox Chase Financial Inc. is a Delaware-chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania chartered company and its purposes are to facilitate the Bank’s investment in PMA and, for regulatory purposes, to hold commercial loans.  At March 31, 2013, Fox Chase Service Corporation held $20.0 million in commercial loans.  104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  All material inter-company transactions and balances have been eliminated in consolidation.  Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

During 2013 and 2012, the Bank engaged in certain business activities with PMA.  These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA.  The Bank recorded interest income from PMA on the warehouse line of $80,000 and $69,000 for the three months ended March 31, 2013 and 2012, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $12,000 and $13,000 for the three months ended March 31, 2013 and 2012, respectively.  In addition, the Bank acquired total loans from PMA of $3.5 million for the three months ended March 31, 2012, which includes the cost of the loans.  The Bank did not acquire any loans from PMA during the three months ended March 31, 2013.

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

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2013.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

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

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)

Net income	$1,827,000	$1,187,000

Weighted-average common shares outstanding (1)	12,325,321	12,878,960
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(610,957)	(676,010)
Shares purchased by trust	(338,310)	(394,318)
Weighted-average common shares used to calculate basic earnings per share	11,376,054	11,808,632
Dilutive effect of:
Restricted stock awards	38,371	33,698
Stock option awards	188,208	59,407
Weighted-average common shares used to calculate diluted earnings per share	11,602,633	11,901,737

Earnings per share-basic	$0.16	$0.10
Earnings per share-diluted	$0.16	$0.10

Outstanding common stock equivalents having no dilutive effect	1,147,912	786,280

(1) Excludes treasury stock.

NOTE 2 – INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013 (Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$13	$-	$-	$313
Corporate securities	12,182	96	(49)	-	12,229
	12,482	109	(49)	-	12,542

Private label commercial mortgage related securities	4,630	49	-	-	4,679
Agency residential mortgage related securities	294,196	5,306	(1,454)	-	298,048
Total mortgage related securities	298,826	5,355	(1,454)	-	302,727
Total available-for-sale securities	$311,308	$5,464	$(1,503)	$-	$315,269

Held-to-Maturity Securities:

Agency residential mortgage related securities	$25,611	$1,027	$-	$-	$26,638
Total mortgage related securities	25,611	1,027	-	-	26,638
Total held-to-maturity securities	$25,611	$1,027	$-	$-	$26,638

	December 31, 2012

		Gross	Gross
	Amortized	Unrealized	Unrealized	OTTI	Fair
	Cost	Gains	Losses	in AOCI	Value
	(In Thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$14	$-	$-	$314
Corporate securities	12,207	91	(121)	-	12,177
	12,507	105	(121)	-	12,491

Private label commercial mortgage related securities	6,119	78	-	-	6,197
Agency residential mortgage related securities	270,461	7,023	(65)	-	277,419
Total mortgage related securities	276,580	7,101	(65)	-	283,616
Total available-for-sale securities	$289,087	$7,206	$(186)	$-	$296,107

Held-to-Maturity Securities:

Agency residential mortgage related securities	$28,369	$1,082	$-	$-	$29,451
Total mortgage related securities	28,369	1,082	-	-	29,451
Total held-to-maturity securities	$28,369	$1,082	$-	$-	$29,451

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012.

	March 31, 2013 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-
Corporate securities	-	-	2,951	(49)	2,951	(49)
	-	-	2,951	(49)	2,951	(49)

Private label commercial mortgage related securities	-	-	-	-	-	-
Agency residential mortgage related securities	101,021	(1,454)	-	-	101,021	(1,454)
Total mortgage related securities	101,021	(1,454)	-	-	101,021	(1,454)
Total available-for-sale securities	$101,021	$(1,454)	$2,951	$(49)	$103,972	$(1,503)

Held-to-Maturity Securities:
Agency residential mortgage related securities	-	-	-	-	-	-
Total mortgage related securities	-	-	-	-	-	-
Total held-to-maturity securities	$-	$-	$-	$-	$-	$-
Total Temporarily Impaired Securities	$101,021	$(1,454)	$2,951	$(49)	$103,972	$(1,503)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-
Corporate securities	-	-	2,879	(121)	2,879	(121)
	-	-	2,879	(121)	2,879	(121)

Private label commercial mortgage related securities	-	-	-	-	-	-
Agency residential mortgage related securities	29,092	(65)	-	-	29,092	(65)
Total mortgage related securities	29,092	(65)	-	-	29,092	(65)
Total available-for-sale securities	$29,092	$(65)	$2,879	$(121)	$31,971	$(186)

Held-to-Maturity Securities:
Agency residential mortgage related securities	-	-	-	-	-	-
Total mortgage related securities	-	-	-	-	-	-
Total held-to-maturity securities	$-	$-	$-	$-	$-	$-
Total Temporarily Impaired Securities	$29,092	$(65)	$2,879	$(121)	$31,971	$(186)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

During the three months ended March 31, 2013, the Company sold three mortgage related securities with an amortized cost of $6.5 million and recognized gross gains of $361,000.

The Company evaluates a variety of factors when concluding whether a security is other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the security, the underlying rating of the issuer, and the presence of credit enhancements.

At March 31, 2013, gross unrealized losses totaled $1.5 million.  One corporate security, with a fair value of $3.0 million and an unrealized loss position of $49,000, had an unrealized loss position for twelve months or longer as of March 31, 2013.  This security has a rating of “Baa2”.  The remaining securities in an unrealized position at March 31, 2013 have been in an unrealized loss position for less than twelve months.  These securities are all agency residential mortgage related securities whose fair value primarily fluctuates with changes in market conditions for the underlying securities and changes in the interest rate environment.  The Company does not intend to sell these securities in an unrealized loss position and it is not more likely than not that it will be required to sell these securities before a recovery of fair value, which may be maturity.  Upon review of the attributes of the individual securities, the Company concluded these securities were not other-than-temporarily impaired.

As of March 31, 2013, the Company held three private label CMBS with an amortized cost of $4.6 million.  These securities had a net unrealized gain of $49,000 at March 31, 2013 and all individual securities were held at an unrealized gain.  As of December 31, 2012, the Company held three private label CMBS with an amortized cost of $6.1 million.  These securities had a net unrealized gain of $78,000 at December 31, 2012 and all individual securities were held at an unrealized gain.

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

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following schedules provide a summary of the components of net investment securities gains (losses) in the Company’s consolidated statements of operations for the three month periods ended March 31, 2013 and 2012.

Three Months Ended March 31, 2013 (Unaudited):
Other-than-
	Gross	Gross	Temporary	Portion of
	Realized	Realized	Impairment	OTTI	Net Gains
	Gains	Losses	Losses	in OCI	(Losses)
(In thousands)

Obligations of U.S. government agencies	$-	$-	$-	$-	$-
Corporate securities	-	-	-	-	-
	-	-	-	-	-

Private label residential mortgage related security	-	-	-	-	-
Private label commercial mortgage related securities	-	-	-	-	-
Agency residential mortgage related securities	361	-	-	-	361
Total mortgage related securities	361	-	-	-	361

Total securities available-for-sale	$361	$-	$-	$-	$361

Three Months Ended March 31, 2012 (Unaudited):
Other-than-
	Gross	Gross	Temporary	Portion of
	Realized	Realized	Impairment	OTTI	Net Gains
	Gains	Losses	Losses	in OCI	(Losses)
(In thousands)

Obligations of U.S. government agencies	$-	$-	$-	$-	$-
Corporate securities	-	-	-	-	-
	-	-	-	-	-

Private label residential mortgage related security	-	-	-	-	-
Private label commercial mortgage related securities	-	-	-	-	-
Agency residential mortgage related securities	-	-	-	-	-
Total mortgage related securities	-	-	-	-	-

Total securities available-for-sale	$-	$-	$-	$-	$-

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2013 and December 31, 2012 by contractual maturity are as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

March 31, 2013 (Unaudited)
Due in one year or less	$3,968	$4,003	$-	$-
Due after one year through five years	8,514	8,539	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total mortgage related securities	298,826	302,727	25,611	26,638
	$311,308	$315,269	$25,611	$26,638

December 31, 2012
Due in one year or less	$2,019	$2,032	$-	$-
Due after one year through five years	10,488	10,459	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total mortgage related securities	276,580	283,616	28,369	29,451
	$289,087	$296,107	$28,369	$29,451

Securities with a carrying value of $7.6 million and $8.3 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $40.8 million and $46.6 million at March 31, 2013 and December 31, 2012, respectively, were used to secure other borrowed funds.   See Note 7.

NOTE 3 - LOANS

The composition of net loans at March 31, 2013, and December 31, 2012 is provided below (In thousands):

	March 31,	December 31,
	2013	2012
	(Unaudited)
Real estate loans:
One- to-four family	$150,259	$158,828
Multi-family and commercial	373,432	368,948
Construction	8,827	22,591
	532,518	550,367

Consumer loans	26,582	30,585
Commercial and industrial loans	129,771	113,820

Total loans	688,871	694,772

Deferred loan origination cost, net	210	263
Allowance for loan losses	(11,603)	(11,170)
Net loans	$677,478	$683,865

The following table presents changes in the allowance for loan losses (In thousands):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2013	2012	2012
	(Unaudited)
Balance, beginning	$11,170	$12,075	$12,075
Provision for loan losses	640	1,275	3,478
Loans charged off	(223)	(2,054)	(4,527)
Recoveries	16	2	144
Balance, ending	$11,603	$11,298	$11,170

The following tables present changes in the allowance for loan losses by loan segment for the three months ended March 31, 2013 and the year ended December 31, 2012.

	For the Three Months Ended March 31, 2013 (Unaudited)
	One- to Four- Family	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$642	$6,327	$873	$232	$2,630	$466	$11,170
Provision for loan losses	(107)	988	(356)	17	114	(16)	640
Loans charged off	(18)	(161)	-	(44)	-	-	(223)
Recoveries	-	4	-	12	-	-	16
Balance, ending	$517	$7,158	$517	$217	$2,744	$450	$11,603

NOTE 3 - LOANS (CONTINUED)

	For the Year Ended December 31, 2012
	One- to Four- Family	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$1,760	$6,112	$869	$455	$2,657	$222	$12,075
Provision for loan losses	286	1,064	252	1,659	(27)	244	3,478
Loans charged off	(1,408)	(887)	(340)	(1,892)	-	-	(4,527)
Recoveries	4	38	92	10	-	-	144
Balance, ending	$642	$6,327	$873	$232	$2,630	$466	$11,170

The following tables set forth the breakdown of impaired loans by loan segment as of March 31, 2013 and December 31, 2012.

March 31, 2013 (Unaudited)
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$2,928	$707	$-	$3,635	$3,635	$-
Multi-family and commercial	4,194	6,840	-	11,034	11,034	-
Construction	5,411	-	-	5,411	5,411	-
Consumer loans	147	14	-	161	161	-
Commercial and industrial	-	-	-	-	-	-
Total	$12,680	$7,561	$-	$20,241	$20,241	$-

December 31, 2012
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$3,355	$507	$-	$3,862	$3,862	$-
Multi-family and commercial	5,284	6,867	-	12,151	11,770	381
Construction	6,434	-	-	6,434	6,434	-
Consumer loans	2,051	14	-	2,065	203	1,862
Commercial and industrial	-	-	-	-	-	-
Total	$17,124	$7,388	$-	$24,512	$22,269	$2,243

For the three months ended March 31, 2013 and 2012, the average recorded investment in impaired loans was $20.6 million and $27.0 million, respectively.  The interest income recognized on these impaired loans was $100,000 and $85,000 for the three months ended March 31, 2013 and 2012, respectively.

Loans on which the accrual of interest has been discontinued amounted to $12.7 million at March 31, 2013 and $17.1 million at December 31, 2012.  If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $232,000 and $1.5 million for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.  There were no loans past due 90 days or more and still accruing interest at March 31, 2013 or December 31, 2012.

NOTE 3 - LOANS (CONTINUED)

At March 31, 2013, five troubled debt restructurings (“TDRs”), totaling $5.7 million, are excluded from the accruing TDR column above as they are included in the nonaccrual loans column.  Of this amount, $5.4 million relates to two construction loans.  The Bank has commitments of $559,000 to lend additional funds related to these construction loans.  Additionally, the Bank had three residential loan TDRs totaling $243,000 which are included in the nonaccrual loans and total impaired loans columns.

At December 31, 2012, seven TDRs totaling $6.9 million are excluded from the accruing TDR column as they are included in nonaccrual loans and total impaired loans columns.

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of March 31, 2013 and December 31, 2012.

March 31, 2013 (Unaudited)	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonaccrual	Accruing	Impaired	Impaired
	Loans	TDRs	Loans	Loans	General	Total
	(In thousands)
Real estate loans:
One- to four-family	$224	$1	$-	$225	$292	$517
Multi-family and commercial	881	958	-	1,839	5,319	7,158
Construction	420	-	-	420	97	517
Consumer loans	6		-	6	211	217
Commercial and industrial	-	-	-	-	2,744	2,744
Unallocated	-	-	-	-	450	450
Total allowance for loan losses	$1,531	$959	$-	$2,490	$9,113	$11,603

December 31, 2012	Allowance for Loan Losses
	Impaired Loans
			Other	Total
	Nonaccrual	Accruing	Impaired	Impaired
	Loans	TDR’s	Loans	Loans	General	Total
	(In thousands)
Real estate loans:
One- to four-family	$337	$5	$-	342	$300	$642
Multi-family and commercial	530	948	-	1,478	4,849	6,327
Construction	449	-	-	449	424	873
Consumer loans	10	1	-	11	221	232
Commercial and industrial	-	-	-	-	2,630	2,630
Unallocated	-	-	-	-	466	466
Total allowance for loan losses	$1,326	$954	$-	$2,280	$8,890	$11,170

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty.  TDRs are impaired loans.  TDRs typically result from the Company’s loss mitigation activities, which, among other activities, could include extension of maturity, rate reductions, payment extension, and/or principal forgiveness.

At March 31, 2013, the Bank had thirteen TDRs, totaling $13.2 million, which were all TDRs at December 31, 2012.  These TDRs consisted of:

•                  Two construction loans totaling $5.4 million.

•                  Four multi-family and commercial real estate loans totaling $6.8 million.

•                  Six residential loans totaling $950,000.

•                  One consumer loan totaling $14,000.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth a summary of the TDR activity for the three month periods ended March 31, 2013 and 2012.

For the Three Months Ended March 31, 2013
TDRs that Defaulted in
Current Period that
were Restructured in
	Restructured Current Period			the Prior Twelve Months
		Pre-	Post-		Post-
		Modification	Modification		Modification
		Outstanding	Outstanding		Outstanding
	Number	Recorded	Recorded	Number	Recorded
	of Loans	Investment	Investment	of Loans	Investment
(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	-	$-	$-	-	$-
Multi-family and commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer loans	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Total	-	$-	$-	-	$-

For the Three Months Ended March 31, 2012
TDRs that Defaulted in
Current Period that
were Restructured in
	Restructured Current Period			the Prior Twelve Months
		Pre-	Post-		Post-
		Modification	Modification		Modification
		Outstanding	Outstanding		Outstanding
	Number	Recorded	Recorded	Number	Recorded
	of Loans	Investment	Investment	of Loans	Investment
(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	2	$293	$293	-	$-
Multi-family and commercial	1	519	519	-	-
Construction	-	-	-	-	-
Consumer loans	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Total	3	$812	$812	-	$-

NOTE 3 - LOANS (CONTINUED)

The following table sets forth past due loans by segment as of March 31, 2013 and December 31, 2012.

	At March 31,		At December 31,
	2013		2012
	(Unaudited)
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(In thousands)
One- to four-family real estate	$1,239	$-	$18	$284
Multi-family and commercial real estate	-	66	-	1,691
Construction	-	-	-	-
Consumer	238	8	23	51
Commercial and industrial	-	-	-	-

Total	$1,477	$74	$41	$2,026

We use six primary classifications for loans: pass, pass watch, special mention, substandard, doubtful and loss, of which three classifications are for problem loans: substandard, doubtful and loss. “Substandard loans” must have one or more well defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful loans” have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  A loan classified “loss” is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted.  We also maintain a “special mention” category, described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  If we classify an asset as loss, it is recorded as a loan charged off in the current period.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth criticized and classified loans by segment as of March 31, 2013 and December 31, 2012.

	At March 31, 2013 (Unaudited)
	One- to Four-Family Loans	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$147,331	$349,111	$3,416	$26,434	$127,373	$653,665
Special mention loans	-	10,060	-	-	2,398	12,458
Substandard loans	2,928	14,261	5,411	148	-	22,748
Doubtful loans	-	-	-	-	-	-

Total loans	$150,259	$373,432	$8,827	$26,582	$129,771	$688,871

	At December 31, 2012
	One- to Four-Family Loans	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$155,473	$347,150	$16,157	$28,534	$110,032	$657,346
Special mention loans	-	6,733	-	-	3,633	10,366
Substandard loans	3,355	15,065	6,434	2,051	155	27,060
Doubtful loans	-	-	-	-	-	-

Total loans	$158,828	$368,948	$22,591	$30,585	$113,820	$694,772

NOTE 4 – DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered an interest rate swap with a current notional amount of $932,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%.  The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $188,000 and $203,000 at March 31, 2013 and December 31, 2012, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments.”

On October 12, 2011, the Company entered an interest rate swap with a current notional amount of $1.6 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%.  The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $87,000 and $105,000 at March 31, 2013 and December 31, 2012, respectively.  The difference between changes in the fair values of interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations.  Hedge ineffectiveness resulted in income of $4,000 and $6,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.

NOTE 4 – DERIVATIVES AND HEDGING (CONTINUED)

Credit Derivatives

We have entered into agreements with a third-party financial institution whereby the financial institution enters into interest rate derivative contracts and foreign currency swap contracts with customers referred to them by us.  By the terms of the agreements, the financial institution has recourse to the Company for any exposure created under each swap contract in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution.  These transactions represent credit derivatives and are a customary arrangement that allows financial institutions like us to provide access to interest rate and foreign currency swap transactions for our customers without creating the swap ourselves.  The Company records the fair value of credit derivatives in other liabilities on the consolidated statement of condition.   The Company recognizes changes in the fair value of credit derivatives, net of any fees received, as service charges and other fee income in the consolidated statements of operations.

At March 31, 2013, there were four variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $13.2 million, and remaining maturities ranging from 6 to 10 years.  At December 31, 2012, there were four variable-rate to fixed-rate interest swap transactions between the third-party financial institution and our customers with a notional amount of $13.3 million, and remaining maturities ranging from 7 to 10 years.  The fair value of the swaps to the customers was a liability of $100,000 and $213,000 as of March 31, 2013 and December 31, 2012, respectively, and all swaps were in paying positions to the third-party financial institution.  As of March 31, 2013 and December 31, 2012, the fair value of the Company’s interest rate swap credit derivatives was a liability of $12,000.  During the three months ended March 31, 2013 and 2012, the Company recognized income of $1,000 and $0, respectively, from interest rate swap credit derivatives.

At March 31, 2013, there were two foreign currency swap transactions between the third-party financial institution and our customers with a notional amount aggregating approximately $46,000, and remaining maturity of 1 month.  The aggregate fair value of these swaps to the customers was a liability of $2,000 as of March 31, 2013.  At March 31, 2013, the fair value of the Company’s credit derivatives was $0.  At December 31, 2012, there were no foreign currency swap transactions between the third-party financial institution and our customers.  During the three months ended March 31, 2013 and 2012, the Company recognized income of $2,000 and $24,000, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 5- MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of these loans were $33.3 million and $45.6 million at March 31, 2013 and 2012, respectively, and $36.6 million at December 31, 2012.  The Company received fees, net of amortization, from the servicing of loans of $0 and ($8,000) during the three months ended March 31, 2013 and March 2012, respectively.

The following table summarizes mortgage servicing rights activity for the three months ended March 31, 2013 and 2012 (In thousands) (Unaudited):

			Net
	Servicing	Valuation	Carrying
	Rights	Allowance	Value
Balance at December 31, 2012	$325	$(155)	$170
Reductions	-	20	20
Amortization	(20)	-	(20)
Balance at March 31, 2013	$305	$(135)	$170

Balance at December 31, 2011	$455	$(139)	$316
Reductions	-	11	11
Amortization	(40)	-	(40)
Balance at March 31, 2012	$415	$(128)	$287

NOTE 5- MORTGAGE SERVICING ACTIVITY (CONTINUED)

At March 31, 2013, December 31, 2012 and March 31, 2012, the fair value of the mortgage servicing rights (“MSRs”) was $170,000, $170,000 and $292,000, respectively.  The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.  Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates.  The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk.  Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 6 - DEPOSITS

Deposits and their respective weighted average interest rate at March 31, 2013 and December 31, 2012 consist of the following (Dollars in thousands):

	March 31,		December 31,
	2013		2012

	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)

Noninterest-bearing demand accounts	-%	$114,258	-%	$108,176
NOW accounts	0.22	76,447	0.22	70,199
Money market accounts	0.20	85,304	0.19	97,318
Savings and club accounts	0.14	98,421	0.14	99,046
Brokered deposits	0.44	69,106	0.36	50,637
Certificates of deposit	1.55	253,400	1.59	262,033

	0.68%	$696,936	0.70%	$687,409

NOTE 7 – BORROWINGS

Federal Home Loan Bank Advances

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.  As of March 31, 2013, the Bank had $199.5 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
(In thousands, Unaudited)

August 2014	$10,000	0.52%	Not Applicable	Not Applicable
September 2014	15,000	0.41%	Not Applicable	Not Applicable
December 2014	15,000	0.43%	Not Applicable	Not Applicable
March 2015	10,000	0.49%	Not Applicable	Not Applicable
April 2015	10,000	0.45%	Not Applicable	Not Applicable
August 2015	10,000	0.68%	Not Applicable	Not Applicable
March 2016	10,000	0.62%	Not Applicable	Not Applicable
September 2016	5,000	0.75%	Not Applicable	Not Applicable
June 2017	5,000	0.94%	Not Applicable	Not Applicable
November 2017	15,000	3.62%	May 2013	LIBOR + 0.10%
November 2017	15,000	3.87%	May 2013	LIBOR + 0.10%
December 2017	20,000	2.83%	June 2013	LIBOR + 0.11%
	$140,000	1.55%

NOTE 7 – BORROWINGS (CONTINUED)

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

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $381.5 million at March 31, 2013.  Additionally, as of March 31, 2013, the Bank has a maximum borrowing capacity of $52.7 million with the Federal Reserve Bank of Philadelphia through the Discount Window.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount equal to at least 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  The FHLB also indicated that it may increase its individual member stock investment requirements.  As of March 31, 2013, the Company’s minimum stock obligation was $8.7 million and a maximum stock obligation was $14.7 million.  The Company held $9.7 million in FHLB stock at that date.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks under security repurchase agreements totaled $30.0 million at March 31, 2013.  These borrowings contractually mature with dates ranging from September 2018 through November 2018 and may be called by the lender based on the underlying agreements.  Accordingly, the contractual maturities below may differ from actual maturities.

			Next	Subsequent
Maturity Date	Amount	Coupon Rate	Call Date	Call Frequency
(In thousands, Unaudited)

September 2018	$10,000	3.40%	Not Applicable	Not Applicable
September 2018	5,000	3.20%	Not Applicable	Not Applicable
October 2018	5,000	3.15%	April 2013	Quarterly
October 2018	5,000	3.27%	Not Applicable	Not Applicable
November 2018	5,000	3.37%	November 2013	Not Applicable
	$30,000	3.30%

Mortgage backed securities with a fair value of $40.8 million at March 31, 2013 were used to secure these other borrowed funds.

Short Term Borrowings

As of March 31, 2013 and December 31, 2012, the Company had $29.7 million and $70.5 million, respectively, of short-term borrowings.  The short-term borrowings at March 31, 2013 and December 31, 2012, respectively, had blended weighted average rates of 0.26% and 0.30%.  Short-term borrowings consist of overnight and term borrowings with an original maturity less than one year.  Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB.

NOTE 8 – STOCK BASED COMPENSATION

During the three months ended March 31, 2013, the Company recorded $203,000 of stock based compensation expense comprised of stock option expense of $82,000 and restricted stock expense of $121,000.

The following is a summary of the Bancorp’s stock option activity and related information for the three months ended March 31, 2013.

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(Unaudited)
Outstanding at December 31, 2012	877,669	$11.57	6.3 years	$4,461,000
Granted	254,650	17.00
Exercised	(4,608)	11.11
Forfeited / Cancelled	(100)	12.94
Outstanding at March 31, 2013	1,127,611	$12.80	6.9 years	$4,645,000
Exercisable at March 31, 2013	588,976	$11.20	4.9 years	$3,353,000

The following is a summary of the Company’s unvested options as of March 31, 2013 and the changes therein during the three months then ended.

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value
	(Unaudited)
Unvested at December 31, 2012	310,661	$3.36
Granted	254,650	4.20
Vested	(26,676)	2.72
Forfeited / Cancelled	-	-
Unvested at March 31, 2013	538,635	$3.79

Expected future expense relating to the 538,635 non-vested options outstanding as of March 31, 2013 is $1.9 million over a weighted average period of 4.4 years.

The fair value of the options granted during the three months ended March 31, 2013 was estimated to be $4.20.  The fair value was based on the following assumptions:

Expected Dividend Yield	2.22%
Expected Volatility	31.12%
Risk-Free Interest Rate	1.19%
Expected Option Life in Years	6.50

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of the status of the Company’s restricted stock as of March 31, 2013 and changes therein during the three months then ended.

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
	(Unaudited)
Unvested at December 31, 2012	130,557	$12.41
Granted	122,450	17.00
Vested	(6,127)	11.09
Forfeited / Cancelled	-	-
Unvested at March 31, 2013	246,880	$14.72

Expected future compensation expense relating to the 246,880 restricted shares at March 31, 2013 is $3.3 million over a weighted average period of 4.4 years.

During the three months ended March 31, 2013, the Company granted 39,250 shares of performance based restricted stock to certain executive officers of the Company.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012:

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

Financial Assets Acquired from Debtors

The fair value of financial assets acquired from debtors was determined using valuations obtained from a third party valuation firm who utilized a discounted cash flow model to calculate the fair value of the assets.  The discounted cash flow model includes significant unobservable inputs.

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

The estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012 were as follows (In thousands):

		March 31, 2013		December 31, 2012
		(Unaudited)
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$5,873	$5,873	$25,090	$25,090
Available for sale securities:
Investment securities available-for-sale	Level 2	12,542	12,542	12,491	12,491
Private label commercial mortgage related securities	Level 3	4,679	4,679	6,197	6,197
Agency residential mortgage related securities	Level 2	298,048	298,048	277,419	277,419
Held to maturity securities:
Agency mortgage related securities	Level 2	25,611	26,638	28,369	29,451
Loans receivable, net	Level 3	677,478	680,164	683,865	686,867
Federal Home Loan Bank stock	Level 3	9,707	9,707	8,097	8,097
Accrued interest receivable	Level 3	3,394	3,394	3,223	3,223
Mortgage servicing rights	Level 2	170	170	170	170
Financial assets acquired from debtors	Level 3	5,762	5,762	3,714	3,714

Financial liabilities:
Savings and club accounts	Level 2	98,421	98,421	99,046	99,046
Demand, NOW and money market deposits	Level 2	276,009	276,009	275,693	275,693
Brokered deposits	Level 2	69,106	69,192	50,637	50,715
Certificates of deposit	Level 2	253,400	255,229	262,033	264,694
Short-term borrowings	Level 2	29,700	29,700	70,500	70,500
Federal Home Loan Bank advances	Level 2	140,000	145,223	110,000	115,767
Other borrowed funds	Level 2	30,000	33,364	30,000	33,651
Accrued interest payable	Level 2	335	335	330	330
Derivative contracts	Level 2, 3	287	287	320	320

NOTE 9 – FAIR VALUE (CONTINUED)

The following financial instruments were classified as Level 3 and carried at fair value as of March 31, 2013:

•                  Private label commercial mortgage related securities (“CMBS”), the fair value of which are difficult to determine because they are not actively traded in securities markets.  The net unrealized gain in the private label CMBS portfolio was $49,000 and $78,000 at March 31, 2013 and December 31, 2012, respectively.

•                  Two loans, since lending credit risk is not an observable input for these commercial loans (see Note 4).  The unrealized gain on the two loans was $264,000 at March 31, 2013 compared to $293,000 at December 31, 2012.

•                  Financial assets acquired from debtors, which are valued using a discounted cash flow model which contains significant unobservable inputs.  Losses resulting from changes in fair value, totaling $241,000, for the three month period ended March 31, 2013, were recorded in assets acquired through foreclosure expense in the consolidated statements of operations.

•                  Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input.  The liability resulting from credit derivatives was $12,000 at March 31, 2013 and December 31, 2012.

The following measures were made on a recurring basis as of March 31, 2013 and December 31, 2012.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(In Thousands, Unaudited)
Available for Sale Securities:
Obligations of U.S. government agencies	$313	$-	$313	$-
Corporate securities	12,229	-	12,229	-
Private label commercial mortgage related securities	4,679	-	-	4,679
Agency residential mortgage related securities	298,048	-	298,048	-
Loans (1)	2,751	-	-	2,751
Financial assets acquired from debtors	5,762	-	-	5,762
Derivative contracts (1)	(287)	-	(275)	(12)
Total	$323,495	$-	$310,315	$13,180

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$314	$-	$314	$-
Corporate securities	12,177	-	12,177	-
Private label commercial mortgage related securities	6,197	-	-	6,197
Agency residential mortgage related securities	277,419	-	277,419	-
Loans (1)	2,806	-	-	2,806
Financial assets acquired from debtors	3,714	-	-	3,714
Derivative contracts (1)	(320)	-	(308)	(12)
Total	$302,307	$-	$289,602	$12,705

(1)          Such financial instruments are recorded at fair value as further described in Note 4.

NOTE 9 – FAIR VALUE (CONTINUED)

The following measures were made on a non-recurring basis as of March 31, 2013 and December 31, 2012:

Loans, which were partially charged off at March 31, 2013 and December 31, 2012.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

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

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2013 (Unaudited)		(In Thousands)
Loans	$1,841	$-	$-	$1,841
Mortgage servicing rights	170	-	170	-
Other real estate owned	5,830	-	-	5,830
Total	$7,841	$-	$170	$7,671

As of December 31, 2012
Loans	$2,951	$-	$-	$2,951
Mortgage servicing rights	170	-	170	-
Other real estate owned	4,810	-	-	4,810
Total	$7,931	$-	$170	$7,761

NOTE 9 – FAIR VALUE (CONTINUED)

The following tables include a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3) for the periods of December 31, 2012 to March 31, 2013 and December 31, 2011 to March 31, 2012.

Three Months Ended March 31, 2013

	Private Label	Private Label
	Residential	Commercial		Financial
	Mortgage	Mortgage		Assets
	Related	Related	Derivative	Acquired
	Security	Securities	Contracts	from Debtors	Loans	Total
	(In thousands, Unaudited)

Beginning balance, December 31, 2012	$-	$6,197	$(12)	$3,714	$2,806	$12,705
Purchases/additions	-	-	(2)	1,994	-	1,992
Sales	-	-	-	-	-	-
Payments (received) made	-	(1,486)	-	295	(26)	(1,217)
Premium amortization, net	-	(2)	-	-	-	(2)
Increase/(decrease) in value	-	(30)	2	(241)	(29)	(298)

Ending balance, March 31, 2013	$-	$4,679	$(12)	$5,762	$2,751	$13,180

Three Months Ended March 31, 2012

	Private Label	Private Label
	Residential	Commercial		Financial
	Mortgage	Mortgage		Assets
	Related	Related	Derivative	Acquired
	Security	Securities	Contracts	from Debtors	Loans	Total
	(In thousands)

Beginning balance, December 31, 2011	$122	$8,906	$-	$-	$2,877	$11,905
Payments received	(5)	(1,478)	-	-	(11)	(1,494)
Premium amortization, net	-	4	-	-	-	4
Increase/(decrease) in value	20	(28)	-	-	(44)	(52)

Ending balance, March 31, 2012	$137	$7,404	$-	$-	$2,822	$10,363

There were no transfers made between levels during the three months ended March 31, 2013 or 2012.

NOTE 10 – ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) No. 2013-01—Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  This update clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.  The Company has adopted this update and has determined it does not have an impact on the Company’s consolidated financial statements or disclosures as the Company does not have any enforceable master netting arrangements or instruments that are offset in accordance with Section 210-20-45 or Section 815-10-45.

Accounting Standards Update (ASU) No. 2013-02—Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  For the Company, the update is effective prospectively for reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  This guidance did not have a material impact on the Company’s financial statements, but did result in revised presentation on the consolidated statements of operations of the items reclassified out of accumulated other comprehensive income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the sections titled “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2013, and its other Securities and Exchange Commission reports.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  We consider the following to be our critical accounting policies.

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

Loans are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement or when a loan is classified as a troubled debt restructuring.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s original effective interest rate, the loan’s obtainable market price or the fair value of the collateral less costs to sell if the loan is collateral dependent.  The Company establishes an allowance for loan losses in the amount of the difference between fair value of the impaired loan and the loan’s carrying amount.

We establish a general allowance for loans that are not considered impaired to recognize the inherent losses associated with lending activities.  This general valuation allowance is determined by segmenting the loan portfolio by loan type and assigning percentages, known as loss factors, to each category.  The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors include the size and composition of the loan portfolio, the Company’s loss experience by particular segment, trends and absolute levels of nonperforming loans, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs and changes in existing general economic and business conditions affecting our lending areas and the national economy.  These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment.  We perform this systematic analysis of the allowance on a quarterly basis.  These criteria are analyzed and the allowance is developed and maintained at the segment level.

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

Valuation Assets Acquired Through Foreclosure.  Assets acquired through foreclosure consist of other real estate owned and financial assets acquired from debtors.  Other real estate owned is carried at the lower of cost or fair value, less estimated selling costs.  The fair value of other real estate owned is determined using appraisals obtained from approved independent appraisers or agreements of sale, where applicable.  Financial assets acquired from debtors are carried at fair value under the fair value option in accordance with FASB ASC 825 “Financial Instruments”.  The fair value of financial assets acquired from debtors is determined using valuations obtained from a third party valuation firm who utilizes a discounted cash flow model. Changes in the fair value of assets acquired through foreclosure at future reporting dates or at the time of disposition will result in an adjustment in assets acquired through foreclosure expense or net gain (loss) on sale of assets acquired through foreclosure, respectively.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets were $1.09 billion at March 31, 2013 and December 31, 2012.  Total loans were $677.5 million at March 31, 2013, a decrease of $6.4 million, or 0.9%, from $683.9 million at December 31, 2012.  Total commercial loans increased $6.7 million, or 1.3%, comprised of an increase of $16.0 million in commercial and industrial loans and $4.5 million in multi-family and commercial real estate loans, partially offset by a decrease of $13.8 million in commercial construction loans.  One- to four-family residential mortgage loans decreased $8.6 million due to normal amortization exceeding new loans originated and consumer loans decreased $4.0 million.  The increase in total commercial loans is consistent with the Company’s focus to grow its commercial business portfolio.  Total investments were $340.9 million at March 31, 2013, a $16.4 million increase, or 5.1% from $324.5 million at December 31, 2012.  The increase was primarily from purchases of residential mortgage related securities.

Deposits increased $9.5 million, or 1.4%, from $687.4 million at December 31, 2012 to $696.9 million at March 31, 2013.  From December 31, 2012 to March 31, 2013, brokered deposits increased $18.5 million, NOW accounts increased $6.2 million and noninterest-bearing demand accounts increased $6.1 million.  Offsetting these increases were decreases in money market accounts of $12.0 million and non-brokered certificates of deposits of $8.6 million.  The increase in brokered deposits is the result of the Company’s decision to continue to utilize this source of relatively low-cost funding.  The Company had brokered deposits of $69.1 million at March 31, 2013 with a weighted average rate of 0.44%.  The increase in NOW accounts is driven by increases in the Company’s Advantage Checking product.  The increase in noninterest-bearing demand accounts is primarily due to deposits obtained from commercial borrowing relationships.  The decrease in money market deposits and certificates of deposit is primarily due to the Company not offering pricing promotions and instead maintaining its rates at the midpoint of the market.  Short-term borrowings decreased $40.8 million from $70.5 million at December 31, 2012 to $29.7 million at March 31, 2013, primarily due to decreased short-term funding needs at quarter end.  Federal Home Loan Bank advances increased $30.0 million, or 27.3%, from $110.0 million at December 31, 2012 to $140.0 million at March 31, 2013 due to incremental term borrowings during the quarter.

Stockholders’ equity decreased $2.0 million to $179.4 million at March 31, 2013 compared to $181.5 million at December 31, 2012 primarily due to stock repurchases of $1.7 million, dividends paid of $704,000, a decrease in accumulated other comprehensive income of $2.0 million, offset by net income of $1.8 million and stock-based compensation activity of $544,000 for the three months ended March 31, 2013.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General.  Net income increased $640,000, or 53.9%, to $1.8 million for the three months ended March 31, 2013, compared to $1.2 million for the three months ended March 31, 2012.  The increase in net income was due to a decrease in the provision for loan losses of $635,000 and an increase in noninterest income of $360,000 offset primarily by an increase in income tax expense of $253,000.

Net Interest Income.  Net interest income decreased $67,000, or 0.8%, to $7.9 million for the three months ended March 31, 2013 compared to $8.0 million for the same period in 2012, primarily due to a decrease in total interest income of $1.1 million offset by a decrease in total interest expense of $1.0 million.  The decrease in total interest income was primarily due to a decrease in the yield on interest-earning assets from 4.49% to 3.88% offset by a $57.0 million increase in the average balance of interest-earning assets.  The decrease in yield was primarily due to decreases in the yields on total loans from 5.24% to 4.73% and mortgage-related securities from 2.88% to 2.15%.  The decrease in yield reflects a reduction in the overall interest rate environment during 2011 and 2012.  The increase in the average balance of interest-earning assets was primarily due to a $49.0 million increase in mortgage-related securities and a $17.5 million increase in total loans.  The decrease in total interest expense was due to a decrease in the cost of interest-bearing liabilities from 1.63% to 1.03% offset by a $46.6 million increase in average interest-bearing liabilities.  The decrease in the average cost of interest-bearing liabilities was due to a decrease in the average cost of borrowings from 3.18% to 1.65% and a decrease in the average cost of interest-bearing deposits from 1.23% to 0.82%.  The decrease in the average cost of borrowings is primarily due to the termination of FHLB advances and other borrowed funds, totaling $56.3 million, with an average cost of funds of 3.50%, during the three months ended June 30, 2012.  The decrease in the average cost of interest-bearing deposits reflects a reduction in the overall interest rate environment during 2011 and 2012, maturities of higher rate certificates of deposit and reduced rates on other deposit products.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2013.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended March 31,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$5,146	$1	0.04%	$8,690	$3	0.13%
Mortgage-related securities
Available-for-sale	296,237	1,612	2.18%	234,516	1,815	3.10%
Held-to-maturity	27,135	126	1.86%	39,837	164	1.64%
Total mortgage-related securities	323,372	1,738	2.15%	274,353	1,979	2.88%
Taxable securities	20,970	71	1.34%	25,937	93	1.45%
Nontaxable securities	—	—	0.00%	1,873	19	4.02%
Loans:
Residential loans	155,759	1,843	4.73%	192,071	2,391	4.98%
Commercial loans	502,930	5,868	4.73%	434,951	5,925	5.44%
Consumer loans	29,595	351	4.75%	43,787	532	4.36%
Total Loans	688,284	8,062	4.73%	670,809	8,848	5.24%
Allowance for loan losses	(11,443)			(12,295)
Net loans	676,841	8,062		658,514	8,848
Total interest-earning assets	1,026,329	9,872	3.88%	969,367	10,942	4.49%
Noninterest-earning assets	47,877			42,858
Total assets	$1,074,206			$1,012,225
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$163,307	85	0.21%	$166,138	159	0.38%
Savings accounts	98,585	33	0.14%	86,017	63	0.29%
Brokered deposits	59,878	84	0.57%	10,163	19	0.73%
Certificates of deposit	258,256	975	1.53%	315,310	1,530	1.95%
Total interest-bearing deposits	580,026	1,177	0.82%	577,628	1,771	1.23%

Short-term borrowings	49,070	32	0.27%	10,169	5	0.19%
FHLB advances	113,118	502	1.80%	87,848	754	3.40%
Other borrowed funds	30,000	248	3.36%	50,000	432	3.42%
Total borrowings	192,188	782	1.65%	148,017	1,191	3.18%
Total interest-bearing liabilities	772,214	1,959	1.03%	725,645	2,962	1.63%
Noninterest-bearing deposits	112,873			93,770
Other noninterest-bearing liabilities	8,537			5,489
Total liabilities	893,624			824,904
Stockholders’ equity	177,119			180,715
Accumulated comprehensive income	3,463			6,606
Total stockholder’s equity	180,582			187,321
Total liabilities and stockholders’ equity	$1,074,206			$1,012,225

Net interest income		$7,913			$7,980
Interest rate spread			2.85%			2.86%
Net interest margin			3.07%			3.23%
Average interest-earning assets to average interest-bearing liabilities			132.91%			133.59%

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

	Three Months Ended
	March 31, 2013
	Compared to
	Three Months Ended
	March 31, 2012
	Increase (Decrease)
	Due to
	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$(1)	$(1)	$(2)
Mortgage-related securities
Available-for-sale	(681)	478	(203)
Held-to-maturity	14	(52)	(38)
Total mortgage-related securities	(667)	426	(241)
Taxable securities	(4)	(18)	(22)
Nontaxable securities	-	(19)	(19)
Loans:
Residential loans	(96)	(452)	(548)
Commercial loans	(982)	925	(57)
Consumer loans	(26)	(155)	(181)
Total loans	(1,104)	318	(786)
Total interest-earning assets	(1,776)	706	(1,070)

Interest Expense:
NOW and money market deposits	(71)	(3)	(74)
Savings accounts	(39)	9	(30)
Brokered deposits	(26)	91	65
Certificates of deposit	(277)	(278)	(555)
Total interest-bearing deposits	(413)	(181)	(594)

Short-term borrowings	9	18	27
FHLB advances	(467)	215	(252)
Other borrowed funds	(13)	(171)	(184)
Total borrowings	(471)	62	(409)
Total interest-bearing liabilities	(884)	(119)	(1,003)

Net change in net interest income	$(892)	$825	$(67)

Provision for Loan Losses. The Company recorded a provision for loan losses of $640,000 for the three months ended March 31, 2013, compared to $1.3 million for the three months ended March 31, 2012.  The decrease in provision for the three months ended March 31, 2013 was primarily due to a reduced provision related to nonperforming loans as well as a reduction in nonperforming loans and criticized and classified loans.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At March 31,	At December 31,

	2013	2012
	(Dollars in thousands)

	(Unaudited)
Nonaccrual Loans:
One- to four-family real estate	$2,928	$3,355
Multi-family and commercial real estate	4,194	5,284
Construction	5,411	6,434
Consumer	147	2,051
Commercial and industrial	-	-
Total	12,680	17,124

Accruing loans past due 90 days or more:
Multi-family and commercial real estate	-	-
Consumer	$-	$-
Total	$-	$-

Nonperforming Loans	12,680	17,124

Assets acquired through foreclosure	11,592	8,524
Total nonperforming assets	$24,272	$25,648

Total nonperforming loans to total loans	1.84%	2.46%
Total nonperforming loans to total assets	1.17	1.57
Total nonperforming assets to total assets	2.24	2.36

Impaired Loans:
Nonperforming loans	$12,680	$17,124
Troubled debt restructurings	7,561	7,388
Other impaired loans	-	-
Total impaired loans	$20,241	$24,512

The following tables set forth our nonaccrual loans by state and loan segment at March 31, 2013 and December 31, 2012.

March 31, 2013

			Multi Family
	One- to Four-		and						Commercial
	Family Real		Commercial Real						and
	Estate		Estate		Construction		Consumer		Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)
Pennsylvania	5	$1,176	2	$1,429	2	$5,411	5	$147	-	$-	14	$8,163
New Jersey	6	1,752	3	1,627	-	-	-	-	-	-	9	3,379
Delaware	-	-	1	1,138	-	-	-	-	-	-	1	1,138

Total	11	$2,928	6	$4,194	2	$5,411	5	$147	-	$-	24	$12,680

December 31, 2012

			Multi Family
	One- to Four-		and Commercial Real						Commercial and
	Family Real Estate		Estate		Construction		Consumer		Industrial		Total
	Number		Number		Number		Number		Number		Number
	of		of		of		of		of		of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
	(Dollars in thousands)
Pennsylvania	7	$1,399	1	$1,380	2	$6,434	8	$189	-	$-	18	$9,402
New Jersey	7	1,956	4	2,738	-	-	-	-	-	-	11	4,694
Delaware	-	-	1	1,166	-	-	-	-	-	-	1	1,166
Other	-	-	-	-	-	-	3	1,862	-	-	3	1,862

Total	14	$3,355	6	$5,284	2	$6,434	11	$2,051	-	$-	33	$17,124

At March 31, 2013, nonperforming assets were comprised of the following:

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

•        Five consumer loans which are secured by second or third lien mortgage positions.

•        Assets acquired through foreclosure consisting of seven properties and eleven insurance policies, with a total carrying value of $11.6 million.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At March 31,		At December 31,

	2013		2012
	(Unaudited)
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
One- to four-family real estate	$1,239	$-	$18	$284
Multi-family and commercial real estate	-	66	-	1,691
Construction	-	-	-	-
Consumer	238	8	23	51
Commercial and industrial	-	-	-	-

Total	$1,477	$74	$41	$2,026

At March 31, 2013, delinquent loans were comprised of eleven different loan relationships.  Total delinquent loans decreased by $516,000 to $1.6 million at March 31, 2013 from $2.1 million at December 31, 2012.

Noninterest Income.  The following table summarizes noninterest income for the three months ended March 31, 2013 and 2012.

	Three Months

	Ended March 31,		$	%
	2013	2012	Change	Change
	(Dollars in thousands)

Service charges and other fee income	$361	$389	$(28)	(7.2)%
Net (loss) gain on sale of assets acquired through foreclosure	(4)	29	(33)	(113.8)
Income on bank-owned life insurance	116	119	(3)	(2.5)
Equity in earnings of affiliate	170	115	55	47.8
Net gain on sale of investment securities	361	-	361	100.0
Other	50	42	8	19.0

Total Noninterest Income	$1,054	$694	$360	51.9%

Net gain on sale of investment securities totaled $361,000 due to the sale of securities with an amortized cost of $6.5 million.  There were no sales of securities in the three months ended March 31, 2012.  Equity in earnings of affiliate increased $55,000 due to increased income on the Bank’s investment in PMA as a result of higher mortgage loan volume.  Service charges and other fee income decreased $28,000, primarily due to a decrease in loan-related fees of $32,000 offset by an increase in deposit related fees of $4,000.  Net (loss) gain on sale of assets acquired through foreclosure decreased $33,000.

Noninterest Expense.  The following table summarizes noninterest expense for the three months ended March 31, 2013 and 2012.

	Three Months
	Ended March 31,		$	%
	2013	2012	Change	Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$3,505	$3,339	$166	5.0%
Occupancy expense	447	459	(12)	(2.6)
Furniture and equipment expense	124	152	(28)	(18.4)
Data processing costs	398	446	(48)	(10.8)
Professional fees	288	469	(181)	(38.6)
Marketing expense	30	46	(16)	(34.8)
FDIC premiums	185	181	4	2.2
Assets acquired through foreclosure expense	285	115	170	147.8
Other	413	433	(20)	(4.6)
Total Noninterest Expense	$5,675	$5,640	$35	0.6%

Assets acquired through foreclosure expense increased $170,000, of which $196,000 related to an increase in valuation adjustments on assets acquired through foreclosure.  Valuation adjustments on assets acquired through foreclosure were $241,000 for the three months ended March 31, 2013 compared to $45,000 for the three months ended March 31, 2012.  Salaries, benefits and other compensation increased $166,000, or 5.0%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily as a result of increased staffing and annual merit increases.  These increases were offset by $181,000 decrease in professional fees primarily due to lower loan work-out expense and $48,000 decrease in data processing costs related to a renegotiated data processing contract that became effective in January 2013.

Income Taxes. The income tax provision for the three months ended March 31, 2013 was $825,000 compared to $572,000 for the three months ended March 31, 2012.  The Bancorp’s effective income tax rate was 31.1% for the three months ended March 31, 2013, compared to 32.5% for the three months ended March 31, 2012.  These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

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

The following table presents certain of our contractual obligations as of March 31, 2013 and December 31, 2012.

		Payments Due by Period
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
At March 31, 2013
Operating lease obligations (1)	$1,213	$435	$778	$-	$-
FHLB advances and other borrowings (2)	214,394	32,910	86,020	64,936	30,528
Other long-term obligations (3)	4,280	1,649	2,631	-	-
Total	$219,887	$34,994	$89,429	$64,936	$30,528

At December 31, 2012
Operating lease obligations (1)	$1,280	$399	$845	$36	$-
FHLB advances and other borrowings (2)	225,308	73,517	65,725	55,291	30,775
Other long-term obligations (3)	2,272	1,952	320	-	-
Total	$228,860	$75,868	$66,890	$55,327	$30,775

(1)          Represents lease obligations for operations center, one loan production office and equipment.

(2)          Includes principal and projected interest payments.

(3)          Represents obligations to the Company’s third party data processing provider (which was extended until December 2015 in January 2013) and other vendors.

We regularly adjust our investments in liquid assets and short-term borrowing position based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) cash flows on our loans and investments; (4) yields available on interest-earning deposits and securities; and (5) the objectives of our asset/liability management policy.  We use a variety of measures to assess our liquidity needs, which are provided to our Asset/Liability Management Committee on a regular basis.  Our policy is to maintain net liquidity of at least 50% of our funding obligations over the next month.  Additionally, our policy is to maintain an amount of cash and short-term marketable securities equal to at least 15% of net deposits and liabilities that will mature in one year or less.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2013, cash and cash equivalents totaled $5.9 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $315.3 million at March 31, 2013.   In addition, at March 31, 2013, we had the ability to borrow a total of approximately $381.5 million from the FHLB of which we had $140.0 million outstanding.  As of March 31, 2013, the Bank also had a maximum borrowing capacity of $52.7 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of March 31, 2013, the Bank had overnight borrowing facilities with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks.

At March 31, 2013, we had $151.6 million in commitments outstanding, which consisted of $17.2 million in home equity and consumer loan commitments, $119.6 million in commercial loan commitments, $14.1 million in standby letters of credit, and $667,000 in commercial letters of credit.

Certificates of deposit due within one year of March 31, 2013 totaled $192.7 million, including $45.5 million of brokered deposits, representing 59.8% of certificates of deposit at March 31, 2013, a decrease from 60.8% at December 31, 2012.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014.

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

The Bancorp is a separate entity and apart from the Bank and must provide for its own liquidity.  As of March 31, 2013, the Bancorp had $26.8 million in cash and cash equivalents compared to $29.6 million as of December 31, 2012.

In addition to its operating expenses, Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.  Bancorp paid a cash dividend of $0.06 per outstanding share of common stock and repurchased 101,000 shares of common stock during the first quarter of 2013.

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

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2013, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” under applicable regulatory guidelines as of March 31, 2013 and December 31, 2012.

		Minimum
		to be Well
	Ratio	Capitalized
March 31, 2013:
Total risk-based capital (to risk-weighted assets)	20.53%	>10.0%
Tier 1 capital (to risk-weighted assets)	19.50%	> 6.0%
Tier 1 capital (to adjusted assets)	13.13%	> 5.0%

		Minimum
		to be Well
	Ratio	Capitalized
December 31, 2012:
Total risk-based capital (to risk-weighted assets)	20.48%	>10.0%
Tier 1 capital (to risk-weighted assets)	19.45%	> 6.0%
Tier 1 capital (to adjusted assets)	12.90%	> 5.0%

Total stockholders’ equity to total assets was 16.5% at March 31, 2013 and 16.7% at December 31, 2012.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will continue to have an adverse impact on our return on equity until such funds can be deployed into higher yielding assets.  The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the period ended March 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2013, there has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. As of March 31, 2013, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2013 through January 31, 2013	1,000	$16.17	1,000	526,101

February 1, 2013 through February 28, 2013	50,000	$17.20	50,000	476,101

March 1, 2013 through March 31, 2013	50,000	$17.00	50,000	426,101
Total	101,000	$17.09	101,000

(1)          During 2011, the Company announced two repurchase programs under which it would repurchase, in the aggregate, up to 15% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions.  On April 25, 2012, the Board of Directors approved an additional stock repurchase plan (the “April 2012 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (637,697 shares).  Under these plans, through March 31, 2013, the Company has purchased a total of 2.4 million shares at a cost of $31.5 million.  The April 2012 Plan will continue until it is completed or terminated by the Company’s Board of Directors

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1		Articles of Incorporation of Fox Chase Bancorp, Inc. (1)
3.2		Bylaws of Fox Chase Bancorp, Inc. (1)
4.0		Stock Certificate of Fox Chase Bancorp, Inc. (1)
10.1		Change in Control Agreement By and Between Fox Chase Bancorp, Inc., Fox Chase Bank and Randall J. McGarry
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0	*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

FOX CHASE BANCORP, INC.

Dated: May 9, 2013	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: May 9, 2013	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)