Form 10-Q
period 2013-06-30
Fox Chase Bancorp Inc
filed 2013-08-07
CIK 1485176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 _______________________________________________________________
FORM 10-Q

__________________________________________________

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-54025

_________________________________________________________________
Fox Chase Bancorp, Inc.
(Exact name of registrant as specified in its charter)

_________________________________________________________________

Maryland	35-2379633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4390 Davisville Road, Hatboro, Pennsylvania	19040
(Address of principal executive offices)	(Zip Code)

(215) 682-7400
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

_______________________________________________________________

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
Yes  ☐    No  ☒

As of August 1, 2013, there were 12,142,600 shares of the registrant’s common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FOX CHASE BANCORP, INC.
Consolidated Statements of Condition
(In Thousands, Except Share Data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$213	$162
Interest-earning demand deposits in other banks	8,859	24,928
Total cash and cash equivalents	9,072	25,090
Investment securities available-for-sale	10,475	12,491
Mortgage related securities available-for-sale	273,037	283,616
Mortgage related securities held-to-maturity (fair value of $63,704 at June 30, 2013 and $29,451 at December 31, 2012)	64,225	28,369
Loans held for sale	3,157	—
Loans, net of allowance for loan losses of $10,498 at June 30, 2013 and $11,170 at December 31, 2012	701,112	683,865
Federal Home Loan Bank stock, at cost	9,610	8,097
Bank-owned life insurance	14,310	14,077
Premises and equipment, net	10,084	10,443
Assets acquired through foreclosure	9,948	8,524
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,301	3,223
Mortgage servicing rights, net	169	170
Deferred tax asset, net	7,361	2,953
Other assets	4,873	5,803
Total Assets	$1,122,354	$1,088,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$700,614	$687,409
Short-term borrowings	70,300	70,500
Federal Home Loan Bank advances	140,000	110,000
Other borrowed funds	30,000	30,000
Advances from borrowers for taxes and insurance	1,831	1,699
Accrued interest payable	303	330
Accrued expenses and other liabilities	5,880	6,938
Total Liabilities	948,928	906,876

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at June 30, 2013 and December 31, 2012)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 12,142,600 shares issued and outstanding at June 30, 2013 and 12,356,564 shares issued and outstanding at December 31, 2012)	146	146
Additional paid-in capital	136,743	136,132
Treasury stock, at cost (2,468,172 shares at June 30, 2013 and 2,249,600 shares at December 31, 2012)	(33,436)	(29,733)
Common stock acquired by benefit plans	(9,694)	(10,228)
Retained earnings	82,076	80,608
Accumulated other comprehensive (loss) income, net	(2,409)	4,540
Total Stockholders’ Equity	173,426	181,465
Total Liabilities and Stockholders’ Equity	$1,122,354	$1,088,341

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$8,016	$8,362	$16,078	$17,210
Interest on mortgage related securities	1,751	1,955	3,489	3,934
Interest on investment securities available-for-sale
Taxable	58	78	129	171
Nontaxable	—	14	—	33
Other interest income	—	2	1	5
Total Interest Income	9,825	10,411	19,697	21,353
INTEREST EXPENSE
Deposits	1,141	1,637	2,318	3,408
Short-term borrowings	17	5	49	10
Federal Home Loan Bank advances	549	688	1,051	1,442
Other borrowed funds	251	410	499	842
Total Interest Expense	1,958	2,740	3,917	5,702
Net Interest Income	7,867	7,671	15,780	15,651
Provision (credit) for loan losses	(783)	1,291	(143)	2,566
Net Interest Income after Provision (Credit) for Loan Losses	8,650	6,380	15,923	13,085
NONINTEREST INCOME
Service charges and other fee income	462	385	823	774
Net gain on sale of assets acquired through foreclosure	185	98	181	127
Income on bank-owned life insurance	117	118	233	237
Equity in earnings of affiliate	165	120	335	235
Net gain on sale of investment securities (includes $171 and $532 for the three and six months ended June 30, 2013, respectively and $2,340 for the three and six months ended June 30, 2012, accumulated other comprehensive income reclassification for unrealized holdings gains)	171	2,340	532	2,340
Other	39	19	89	61
Total Noninterest Income	1,139	3,080	2,193	3,774
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,480	3,353	6,985	6,692
Occupancy expense	393	420	840	879
Furniture and equipment expense	117	138	241	290
Data processing costs	367	472	765	918
Professional fees	488	489	776	958
Marketing expense	78	106	108	152
FDIC premiums	165	201	350	382
Assets acquired through foreclosure expense	2,810	38	3,095	153
Loss on extinguishment of debt	—	3,018	—	3,018
Other	409	464	822	897
Total Noninterest Expense	8,307	8,699	13,982	14,339
Income Before Income Taxes	1,482	761	4,134	2,520
Income tax provision (includes $63 and $186 for the three and six months ended June 30, 2013, respectively and $863 for the three and six months ended June 30, 2012, income tax expense from reclassification items)	438	222	1,263	794
Net Income	$1,044	$539	$2,871	$1,726
Earnings per share:
Basic	0.09	0.05	0.25	0.15
Diluted	0.09	0.05	0.25	0.15
See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,044	$539	$2,871	$1,726
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	(7,490)	27	(10,188)	(172)
Tax Effect	2,633	6	3,585	70
Net of Tax Amount	(4,857)	33	(6,603)	(102)

Reclassification adjustments for net investment securities gains included in net income	(171)	(2,426)	(532)	(2,426)
Tax Effect	63	863	186	863
Net of Tax Amount	(108)	(1,563)	(346)	(1,563)

Reclassification adjustment for loss included in net income for other-than temporary impaired investment sold, net	—	86	—	86
Tax Effect	—	(33)	—	(33)
Net of Tax Amount	—	53	—	53
Other comprehensive loss	(4,965)	(1,477)	(6,949)	(1,612)
Comprehensive (loss) income	$(3,921)	$(938)	$(4,078)	$114

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2013 and 2012
(In Thousands, Unaudited)

	Common Stock	Additional Paid in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Equity
BALANCE - DECEMBER 31, 2011	$146	$134,871	$(19,822)	$(11,541)	$77,971	$6,567	$188,192
Purchase of treasury stock	—	—	(5,934)	—	—	—	(5,934)
Stock based compensation expense	—	590	—	—	—	—	590
Unallocated ESOP shares committed to employees	—	109	—	312	—	—	421
Issuance of stock for vested equity awards	—	(134)	—	146	(12)	—	—
Common stock issued for exercise of vested stock options	—	203	—	—	—	—	203
Tax benefit from exercise of stock options and vesting of restricted stock	—	29	—	—	—	—	29
Dividends paid ($0.08 per share)	—	—	—	—	(968)	—	(968)
Net income	—	—	—	—	1,726	—	1,726
Other comprehensive loss	—	—	—	—	—	(1,612)	(1,612)
BALANCE - JUNE 30, 2012	$146	$135,668	$(25,756)	$(11,083)	$78,717	$4,955	$182,647

	Common Stock	Additional Paid in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Equity

BALANCE - DECEMBER 31, 2012	$146	$136,132	$(29,733)	$(10,228)	$80,608	$4,540	$181,465
Purchase of treasury stock	—	—	(3,703)	—	—	—	(3,703)
Stock based compensation expense	—	507	—	—	—	—	507
Unallocated ESOP shares committed to employees	—	235	—	312	—	—	547
Issuance of stock for vested equity awards	—	(217)	—	222	(5)	—	—
Common stock issued for exercise of vested stock options	—	51	—	—	—	—	51
Tax benefit from exercise of stock options and vesting of restricted stock	—	35	—	—	—	—	35
Dividends paid ($0.12 per share)	—	—	—	—	(1,398)	—	(1,398)
Net income	—	—	—	—	2,871	—	2,871
Other comprehensive loss	—	—	—	—	—	(6,949)	(6,949)
BALANCE - JUNE 30, 2013	$146	$136,743	$(33,436)	$(9,694)	$82,076	$(2,409)	$173,426

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$2,871	$1,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(143)	2,566
Valuation adjustment for assets acquired through foreclosure	2,991	45
Depreciation	396	430
Net amortization of securities premiums and discounts	1,451	1,424
(Benefit) provision for deferred income taxes	(637)	685
Stock compensation from benefit plans	1,054	1,011
Net gain on sale of assets acquired through foreclosure	(181)	(127)
Net gains on sales of investment securities	(532)	(2,340)
Income on bank-owned life insurance	(233)	(237)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(35)	—
Decrease in mortgage servicing rights, net	1	72
Decrease (increase) in accrued interest receivable and other assets	912	(565)
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(1,050)	125
Net Cash Provided by Operating Activities	6,865	4,815
Cash Flows from Investing Activities
Investment securities - available-for-sale:
Proceeds from sales	—	6,157
Proceeds from maturities, calls and principal repayments	2,000	8,516
Mortgage related securities – available-for-sale:
Purchases	(49,821)	(122,835)
Proceeds from sales	9,517	69,067
Proceeds from maturities, calls and principal repayments	39,597	35,041
Mortgage related securities – held-to-maturity:
Purchases	(41,354)	—
Proceeds from maturities, calls and principal repayments	5,321	5,714
Net (increase) decrease in loans	(5,499)	16,280
Purchases of loans and loan participations	(19,955)	(11,753)
Net (increase) decrease in Federal Home Loan Bank stock	(1,513)	787
Purchases of premises and equipment	(54)	(505)
Additions to assets acquired through foreclosure	(703)	(35)
Proceeds from sales and payments on assets acquired through foreclosure	1,459	1,126
Net Cash (Used in) Provided by Investing Activities	(61,005)	7,560
Cash Flows from Financing Activities
Net increase in deposits	13,205	52,909
Increase in advances from borrowers for taxes and insurance	132	415
Principal payments on other borrowed funds	—	(20,000)
Proceeds from Federal Home Loan Bank advances	30,000	—
Principal payments on Federal Home Loan Bank advances	—	(38,278)
Net (decrease) increase in short-term borrowings	(200)	6,500
Tax benefit from exercise of stock options and vesting of restricted stock	35	—
Common stock issued for exercise of stock options	51	203
Purchase of treasury stock	(3,703)	(5,934)
Cash dividends paid	(1,398)	(968)
Net Cash Provided by (Used in) Financing Activities	38,122	(5,153)
Net (Decrease) Increase in Cash and Cash Equivalents	(16,018)	7,222
Cash and Cash Equivalents – Beginning	25,090	7,586
Cash and Cash Equivalents – Ending	$9,072	$14,808
Supplemental Disclosure of Cash Flow Information
Interest paid	$3,944	$5,883
Income taxes paid	$1,400	$1,440
Transfers of loans to assets acquired through foreclosure	$4,990	$6,751
Transfer of loans to loans held for sale	$3,157	$—
Net charge-offs	$529	$3,416
See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC
Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

Fox Chase Bancorp, Inc. (the “Bancorp”) is a Maryland corporation that was incorporated in March 2010 to be the successor corporation to old Fox Chase Bancorp, Inc. (“Old Fox Chase Bancorp”), a federal corporation and the former stock holding company for Fox Chase Bank (the “Bank”), upon completion of the mutual-to-stock conversion of Fox Chase MHC, the former mutual holding company for Fox Chase Bank.

The Bancorp’s primary business is holding the common stock of the Bank and making two loans to the Fox Chase Bank Employee Stock Ownership Plan (the "ESOP").  The Bancorp is authorized to pursue other business activities permissible by laws and regulations for savings and loan holding companies.

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

The Company is subject to regulations of certain federal banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies which may subject them to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the regulation and supervision of federal savings institutions, such as the Bank, was transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the agency that regulates national banks, in July 2011.  As a result, the Office of the Comptroller of the Currency has primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings associations.  In addition, pursuant to the provisions of the Dodd-Frank Act, savings and loan holding companies, such as the Bancorp, are now regulated by the Board of Governors of the Federal Reserve System.

The consolidated financial statements include the accounts of the Bancorp and the Bank.  The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc., Fox Chase Service Corporation, 104 S. Oakland Ave., LLC and Davisville Associates, LLC.  Fox Chase Financial Inc. is a Delaware-chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania-chartered company and its purposes are to facilitate the Bank’s investment in PMA and, for regulatory purposes, to hold commercial loans.  At June 30, 2013, Fox Chase Service Corporation held $20.0 million in commercial loans.  104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  All material inter-company transactions and balances have been eliminated in consolidation.  Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

During 2013 and 2012, the Bank engaged in certain business activities with PMA.  These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA.  The Bank recorded interest income from PMA on the warehouse line of $185,000 and $175,000 for the six months ended June 30, 2013 and 2012, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $27,000 and $28,000 for the six months ended June 30, 2013 and 2012, respectively.  In addition, the Bank acquired total loans from PMA of $11.6 million during the six months ended June 30, 2012, which includes the cost of the loans.  The Bank did not acquire any loans from PMA during the six months ended June 30, 2013.

The Company follows accounting principles and reporting practices that are in compliance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets, the evaluation of other-than-temporary impairment and the valuation of investment securities and assets acquired through foreclosure.

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2013.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

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

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net income	$1,044,000	$539,000	$2,871,000	$1,726,000
Weighted-average common shares outstanding (1)	12,184,658	12,671,404	12,254,601	12,775,182
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(594,696)	(659,744)	(602,781)	(667,877)
Shares purchased by trust	(327,818)	(387,540)	(333,035)	(390,947)
Weighted-average common shares used to calculate basic earnings per share	11,262,144	11,624,120	11,318,785	11,716,358
Dilutive effect of:
Restricted stock awards	37,713	41,827	36,157	37,668
Stock option awards	189,709	84,676	188,854	72,824
Weighted-average common shares used to calculate diluted earnings per share	11,489,566	11,750,623	11,543,796	11,826,850

Earnings per share-basic	$0.09	$0.05	$0.25	$0.15
Earnings per share-diluted	$0.09	$0.05	$0.25	$0.15

Outstanding common stock equivalents having no dilutive effect	1,134,946	947,639	1,137,357	963,650
(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI in AOCI	Fair Value
	(In thousands, Unaudited)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$11	$—	$—	$311
Corporate securities	10,167	22	(25)	—	10,164
	10,467	33	(25)	—	10,475
Private label commercial mortgage related securities	2,177	14	—	—	2,191
Agency residential mortgage related securities	274,570	3,011	(6,735)	—	270,846
Total mortgage related securities	276,747	3,025	(6,735)	—	273,037
Total available-for-sale securities	$287,214	$3,058	$(6,760)	$—	$283,512

Held-to-Maturity Securities:

Agency residential mortgage related securities	$64,225	$571	$(1,092)	$—	$63,704
Total mortgage related securities	64,225	571	(1,092)	—	63,704
Total held-to-maturity securities	$64,225	$571	$(1,092)	$—	$63,704

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI in AOCI	Fair Value
	(In thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$14	$—	$—	$314
Corporate securities	12,207	91	(121)	—	12,177
	12,507	105	(121)	—	12,491
Private label commercial mortgage related securities	6,119	78	—	—	6,197
Agency residential mortgage related securities	270,461	7,023	(65)	—	277,419
Total mortgage related securities	276,580	7,101	(65)	—	283,616
Total available-for-sale securities	$289,087	$7,206	$(186)	$—	$296,107

Held-to-Maturity Securities:

Agency residential mortgage related securities	$28,369	$1,082	$—	$—	$29,451
Total mortgage related securities	28,369	1,082	—	—	29,451
Total held-to-maturity securities	$28,369	$1,082	$—	$—	$29,451

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate securities	2,597	(2)	2,977	(23)	5,574	(25)
	2,597	(2)	2,977	(23)	5,574	(25)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	222,700	(6,735)	—	—	222,700	(6,735)
Total mortgage related securities	222,700	(6,735)	—	—	222,700	(6,735)
Total available-for-sale securities	$225,297	$(6,737)	$2,977	$(23)	$228,274	$(6,760)
Held-to-Maturity Securities:
Agency residential mortgage related securities	39,991	(1,092)	—	—	39,991	(1,092)
Total mortgage related securities	39,991	(1,092)	—	—	39,991	(1,092)
Total held-to-maturity securities	$39,991	$(1,092)	$—	$—	$39,991	$(1,092)
Total Temporarily Impaired Securities	$265,288	$(7,829)	$2,977	$(23)	$268,265	$(7,852)

	At December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	2,879	(121)	2,879	(121)
	—	—	2,879	(121)	2,879	(121)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	29,092	(65)	—	—	29,092	(65)
Total mortgage related securities	29,092	(65)	—	—	29,092	(65)
Total available-for-sale securities	$29,092	$(65)	$2,879	$(121)	$31,971	$(186)
Held-to-Maturity Securities:
Agency residential mortgage related securities	—	—	—	—	—	—
Total mortgage related securities	—	—	—	—	—	—
Total held-to-maturity securities	$—	$—	$—	$—	$—	$—
Total Temporarily Impaired Securities	$29,092	$(65)	$2,879	$(121)	$31,971	$(186)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

During the three months ended June 30, 2013, the Company sold four mortgage related securities with an amortized cost of $2.5 million and recognized gross gains of $171,000. During the six months ended June 30, 2013, the Company sold seven mortgage related securities with an amortized cost of $9.0 million and recognized gross gains of $532,000.

The Company evaluates a variety of factors when concluding whether a security is other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the security, the underlying rating of the issuer, and the presence of credit enhancements.

At June 30, 2013, gross unrealized losses totaled $7.9 million .  One corporate security, with a fair value of $3.0 million and an unrealized loss position of $23,000, had an unrealized loss position for twelve months or longer as of June 30, 2013.  This security has a rating of “Baa2”.  The remaining securities in an unrealized loss position at June 30, 2013 have been in an unrealized loss position for less than twelve months.  These securities consist of: 1) one corporate security with a fair value of $2.6 million, unrealized loss of $2,000 and a rating of "A2" and 2) 96 agency residential mortgage related securities whose fair value primarily fluctuates with changes in market conditions for the underlying securities and changes in the interest rate environment.  The fair value of these agency residential mortgage related securities totaled $262.7 million and the unrealized loss totaled $7.8 million. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that it will be required to sell these securities before a recovery of fair value, which may be maturity.  Upon review of the attributes of the individual securities, the Company concluded these securities were not other-than-temporarily impaired.

As of June 30, 2013, the Company held two private label commercial mortgage related securities ("CMBS") with an amortized cost of $2.2 million.  These securities had a net unrealized gain of $14,000 at June 30, 2013 and both individual securities were held at an unrealized gain.  As of December 31, 2012, the Company held three private label CMBS with an amortized cost of $6.1 million.  These securities had a net unrealized gain of $78,000 at December 31, 2012 and all individual securities were held at an unrealized gain.

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

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following schedules provide a summary of the components of net investment securities gains (losses) in the Company’s consolidated statements of operations for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013					Six Months Ended June 30, 2013
	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)
	(In thousands, Unaudited)					(In thousands, Unaudited)
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—
Private label residential mortgage related security	—	—	—	—	—	—	—	—	—	—
Private label commercial mortgage related securities	—	—	—	—	—	—	—	—	—	—
Agency residential mortgage related securities	171	—	—	—	171	532	—	—	—	532
Total mortgage related securities	171	—	—	—	171	532	—	—	—	532
Total securities available-for-sale	$171	$—	$—	$—	$171	$532	$—	$—	$—	$532

	Three Months Ended June 30, 2012					Six Months Ended June 30, 2012
	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)
	(In thousands, Unaudited)					(In thousands, Unaudited)
Obligations of U.S. government agencies	$64	$—	$—	$—	$64	$64	$—	$—	$—	$64
Corporate securities	—	—	—	—	—	—	—	—	—	—
	64	—	—	—	64	64	—	—	—	64
Private label residential mortgage related security	—	(87)	—	—	(87)	—	(87)	—	—	(87)
Private label commercial mortgage related securities	—	—	—	—	—	—	—	—	—	—
Agency residential mortgage related securities	2,363	—	—	—	2,363	2,363	—	—	—	2,363
Total mortgage related securities	2,363	(87)	—	—	2,276	2,363	(87)	—	—	2,276
Total securities available-for-sale	$2,427	$(87)	$—	$—	$2,340	$2,427	$(87)	$—	$—	$2,340

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2013 and December 31, 2012 by contractual maturity are as follows:

		Available for Sale		Held to Maturity
		Amortized Cost	Fair Value	Amortized Cost	Fair Value

		(In thousands)
June 30, 2013	(Unaudited)
Due in one year or less		$1,975	$1,995	$—	$—
Due after one year through five years		8,492	8,480	—	—
Due after five years through ten years		—	—	—	—
Due after ten years		—	—	—	—
Total mortgage related securities		276,747	273,037	64,225	63,704
		$287,214	$283,512	$64,225	$63,704

At December 31, 2012
Due in one year or less		$2,019	$2,032	$—	$—
Due after one year through five years		10,488	10,459	—	—
Due after five years through ten years		—	—	—	—
Due after ten years		—	—	—	—
Total mortgage related securities		276,580	283,616	28,369	29,451
		$289,087	$296,107	$28,369	$29,451

Securities with a carrying value of $8.5 million and $8.3 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $37.3 million and $46.6 million at June 30, 2013 and December 31, 2012, respectively, were used to secure other borrowed funds.   See Note 7.

NOTE 3 - LOANS

The composition of net loans at June 30, 2013, and December 31, 2012 is provided below:

	June 30, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
Real estate loans:
One- to four-family	$140,439	$158,828
Multi-family and commercial	400,969	368,948
Construction	7,281	22,591
	548,689	550,367
Consumer loans	24,388	30,585
Commercial and industrial loans	138,527	113,820
Total loans	711,604	694,772
Deferred loan origination cost, net	6	263
Allowance for loan losses	(10,498)	(11,170)
Net loans	$701,112	$683,865

NOTE 3 - LOANS (CONTINUED)

The following table presents changes in the allowance for loan losses:

	Six Months Ended June 30,		Year Ended December 31,
	2013	2012	2012
	(In thousands)
	(Unaudited)
Balance, beginning	$11,170	$12,075	$12,075
Provision (credit) for loan losses	(143)	2,566	3,478
Loans charged off	(566)	(3,426)	(4,527)
Recoveries	37	10	144
Balance, ending	$10,498	$11,225	$11,170

The following tables present changes in the allowance for loan losses by loan segment for the six months ended June 30, 2013 and the year ended December 31, 2012.

	Six Months Ended June 30, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Balance, beginning	$642	$6,327	$873	$232	$2,630	$466	$11,170
Provision (credit) for loan losses	(116)	871	(451)	4	(436)	(15)	(143)
Loans charged off	(58)	(463)	—	(45)	—	—	(566)
Recoveries	10	8	—	19	—	—	37
Balance, ending	$478	$6,743	$422	$210	$2,194	$451	$10,498

	Year Ended December 31, 2012
	One- to Four- Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$1,760	$6,112	$869	$455	$2,657	$222	$12,075
Provision (credit) for loan losses	286	1,064	252	1,659	(27)	244	3,478
Loans charged off	(1,408)	(887)	(340)	(1,892)	—	—	(4,527)
Recoveries	4	38	92	10	—	—	144
Balance, ending	$642	$6,327	$873	$232	$2,630	$466	$11,170

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the breakdown of impaired loans by loan segment as of June 30, 2013 and December 31, 2012.

June 30, 2013
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$2,525	$457	$—	$2,982	$2,900	$82
Multi-family and commercial	2,978	6,794	—	9,772	9,416	356
Construction	4,305	—	—	4,305	4,305	—
Consumer loans	181	14	—	195	154	41
Commercial and industrial	—	—	—	—	—	—
Total	$9,989	$7,265	$—	$17,254	$16,775	$479

December 31, 2012
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$3,355	$507	$—	$3,862	$3,862	$—
Multi-family and commercial	5,284	6,867	—	12,151	11,770	381
Construction	6,434	—	—	6,434	6,434	—
Consumer loans	2,051	14	—	2,065	203	1,862
Commercial and industrial	—	—	—	—	—	—
Total	$17,124	$7,388	$—	$24,512	$22,269	$2,243

For the six months ended June 30, 2013 and 2012, the average recorded investment in impaired loans was $18.4 million and $27.1 million, respectively.  The interest income recognized on these impaired loans was $211,000 and $168,000 for the six months ended June 30, 2013 and 2012, respectively.

Loans on which the accrual of interest has been discontinued amounted to $10.0 million at June 30, 2013 and $17.1 million at December 31, 2012.  If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $374,000 and $1.5 million for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.  There were no loans past due 90 days or more and still accruing interest at June 30, 2013 or December 31, 2012.

At June 30, 2013, six troubled debt restructurings (“TDRs”), totaling $5.0 million, are excluded from the accruing TDR column above as they are included in the nonaccrual loans column.  Of this amount, $4.3 million relates to two construction loans.  The Bank has commitments of $423,000 to lend additional funds related to these construction loans.  Additionally, the Bank had four residential loan TDRs totaling $689,000 which are included in the nonaccrual loans and total impaired loans columns.

At December 31, 2012, seven TDRs totaling $6.9 million are excluded from the accruing TDR column as they are included in nonaccrual loans and total impaired loans columns.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of June 30, 2013 and December 31, 2012.

June 30, 2013	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDR's	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$200	$1	$—	$201	$277	$478
Multi-family and commercial	596	713	—	1,309	5,434	6,743
Construction	350	—	—	350	72	422
Consumer loans	30		—	30	180	210
Commercial and industrial	—	—	—	—	2,194	2,194
Unallocated	—	—	—	—	451	451
Total allowance for loan losses	$1,176	$714	$—	$1,890	$8,608	$10,498

December 31, 2012	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDR's	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$337	$5	$—	$342	$300	$642
Multi-family and commercial	530	948	—	1,478	4,849	6,327
Construction	449	—	—	449	424	873
Consumer loans	10	1	—	11	221	232
Commercial and industrial	—	—	—	—	2,630	2,630
Unallocated	—	—	—	—	466	466
Total allowance for loan losses	$1,326	$954	$—	$2,280	$8,890	$11,170

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty, which result in a TDR.  TDRs are impaired loans.  TDRs typically result from the Company’s loss mitigation activities, which, among other activities, could include extension of maturity, rate reductions, payment extension, and/or principal forgiveness.

At December 31, 2012, the Bank had fourteen TDRs, totaling $14.3 million. At June 30, 2013, twelve of these TDRs, totaling $11.8 million, remained. These TDRs consisted of:
•two construction loans totaling $4.3 million.
•four multi-family and commercial real estate loans totaling $6.8 million.
•five residential loans totaling $696,000.
•one consumer loan totaling $14,000.

In addition, there was one new residential loan TDR during the six months ended June 30, 2013, which totaled $450,000 at June 30, 2013. The Bank agreed to modified terms with the borrower, which included delayed repayment of principal and interest. The Bank had thirteen TDRs totaling $12.3 million at June 30, 2013.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth a summary of the TDR activity for the six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013					Six Months Ended June 30, 2013
				TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months					TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months

	Restructured Current Period					Restructured Current Period

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands, Unaudited)					(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	1	$450	$450	—	$—	1	$450	$450	—	$—
Multi-family and commercial	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—	—
Total	1	$450	$450	—	$—	1	$450	$450	—	$—

	Three Months Ended June 30, 2012					Six Months Ended June 30, 2012
				TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months					TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months

	Restructured Current Period					Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands, Unaudited)					(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	1	$107	$107	—	$—	3	$400	$400	—	$—
Multi-family and commercial	—	—	—	—	—	1	519	519	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—	—
Total	1	$107	$107	—	$—	4	$919	$919	—	$—

NOTE 3 - LOANS (CONTINUED)

The following table sets forth past due loans by segment as of June 30, 2013 and December 31, 2012.

	At June 30, 2013		At December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
	(Unaudited)
One- to four-family real estate	$1,373	$145	$18	$284
Multi-family and commercial real estate	—	168	—	1,691
Construction	—	—	—	—
Consumer	115	10	23	51
Commercial and industrial	130	—	—	—
Total	$1,618	$323	$41	$2,026

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

The following tables set forth criticized and classified loans by segment as of June 30, 2013 and December 31, 2012.

	At June 30, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands, Unaudited)
Pass and Pass watch	$137,914	$379,715	$2,976	$24,207	$136,362	$681,174
Special mention	—	14,097	—	—	2,165	16,262
Substandard	2,525	7,157	4,305	181	—	14,168
Doubtful	—	—	—	—	—	—
Total loans	$140,439	$400,969	$7,281	$24,388	$138,527	$711,604

	At December 31, 2012
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$155,473	$347,150	$16,157	$28,534	$110,032	$657,346
Special mention	—	6,733	—	—	3,633	10,366
Substandard	3,355	15,065	6,434	2,051	155	27,060
Doubtful	—	—	—	—	—	—
Total loans	$158,828	$368,948	$22,591	$30,585	$113,820	$694,772

NOTE 4 - DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered an interest rate swap with a current notional amount of $914,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%.  The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $154,000 and $203,000 at June 30, 2013 and December 31, 2012, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments.”

On October 12, 2011, the Company entered an interest rate swap with a current notional amount of $1.5 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%.  The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $15,000 and $105,000 at June 30, 2013 and December 31, 2012, respectively.  The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations.  Hedge ineffectiveness resulted in income of $10,000 and a loss of $13,000 for the three months ended June 30, 2013 and June 30, 2012, respectively. Hedge ineffectiveness resulted in income of $14,000 and a loss of $7,000 for the six months ended June 30, 2013 and June 30, 2012, respectively.

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

At June 30, 2013, there were five variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $19.8 million, and remaining maturities ranging from 6 to 10 years.  At December 31, 2012, there were four variable-rate to fixed-rate interest swap transactions between the third-party financial institution and our customers with a notional amount of $13.3 million, and remaining maturities ranging from 7 to 10 years.  The fair value of the swaps to the customers was an asset of  $751,000 and a liability of $213,000 as of June 30, 2013 and December 31, 2012, respectively, and all swaps were in receiving positions from the third-party financial institution at June 30, 2013.  As of June 30, 2013 and December 31, 2012, the fair value of the Company’s interest rate swap credit derivatives was a liability of $7,000 and $12,000, respectively.  During the three months ended June 30, 2013 and 2012, the Company recognized income of $5,000 and $2,000, respectively, from interest rate swap credit derivatives. During the six months ended June 30, 2013 and 2012, the Company recognized income of $6,000 and $2,000, respectively, from interest rate swap credit derivatives.

At June 30, 2013, there were two foreign currency swap transactions between the third-party financial institution and our customers with a notional amount aggregating approximately $150,000, and remaining maturity of 5 months.  The aggregate fair value of these swaps to the customers was a liability of $1,000 as of June 30, 2013.  At June 30, 2013, the fair value of the Company’s credit derivatives was $0.  At December 31, 2012, there were no foreign currency swap transactions between the third-party financial institution and our customers.  During the three months ended June 30, 2013 and 2012, the Company recognized income of $0 and $6,000, respectively, from foreign currency swap credit derivatives. During the six months ended June 30, 2013 and 2012, the Company recognized income of $2,000 and $29,000, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 5- MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of these loans were $30.8 million and $41.8 million at June 30, 2013 and 2012, respectively, and $36.6 million at December 31, 2012.  The Company received fees, net of amortization, from the servicing of loans of ($2,800) and ($11,600) during the six months ended June 30, 2013 and June 30, 2012, respectively.

The following table summarizes mortgage servicing rights activity for the six months ended June 30, 2013 and 2012:

		Servicing Rights	Valuation Allowance	Net Carrying Value
		(In thousands, Unaudited)
Balance at	December 31, 2012	$325	$(155)	$170
Reductions		—	41	41
Amortization		(42)	—	(42)
Balance at	June 30, 2013	$283	$(114)	$169

Balance at	December 31, 2011	$455	$(139)	$316
Reductions		—	2	2
Amortization		(74)	—	(74)
Balance at	June 30, 2012	$381	$(137)	$244

At June 30, 2013, December 31, 2012 and June 30, 2012, the fair value of the mortgage servicing rights (“MSRs”) was $169,000, $170,000 and $245,000, respectively.  The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.  Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates.  The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk.  Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 6 - DEPOSITS

Deposits and their respective weighted average interest rate at June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013		December 31, 2012
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
	(Unaudited)
Noninterest-bearing demand accounts	—%	$126,702	—%	$108,176
NOW accounts	0.22	79,191	0.22	70,199
Money market accounts	0.20	89,146	0.19	97,318
Savings and club accounts	0.13	98,875	0.14	99,046
Brokered deposits	0.47	61,651	0.36	50,637
Certificates of deposit	1.47	245,049	1.59	262,033
	0.62%	$700,614	0.70%	$687,409

NOTE 7 - BORROWINGS

Federal Home Loan Bank Advances

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.  As of June 30, 2013, the Bank had $197.2 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
(In thousands, Unaudited)
August 2014	$10,000	0.52%	Not Applicable	Not Applicable
September 2014	15,000	0.41%	Not Applicable	Not Applicable
December 2014	15,000	0.43%	Not Applicable	Not Applicable
March 2015	10,000	0.49%	Not Applicable	Not Applicable
April 2015	10,000	0.45%	Not Applicable	Not Applicable
August 2015	10,000	0.68%	Not Applicable	Not Applicable
March 2016	10,000	0.62%	Not Applicable	Not Applicable
September 2016	5,000	0.75%	Not Applicable	Not Applicable
June 2017	5,000	0.94%	Not Applicable	Not Applicable
November 2017	15,000	3.62%	August 2013	LIBOR + 0.10%
November 2017	15,000	3.87%	August 2013	LIBOR + 0.10%
December 2017	20,000	2.83%	September 2013	LIBOR + 0.11%
	$140,000	1.55%

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

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $384.4 million at June 30, 2013.  Additionally, as of June 30, 2013, the Bank has a maximum borrowing capacity of $53.2 million with the Federal Reserve Bank of Philadelphia through the Discount Window.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount equal to at least 4.60% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  As of June 30, 2013, the Company’s minimum stock obligation was $8.7 million and a maximum stock obligation was $14.7 million.  The Company held $9.6 million in FHLB stock at that date.

NOTE 7 - BORROWINGS (CONTINUED)

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks under security repurchase agreements totaled $30 million at June 30, 2013.  These borrowings contractually mature with dates ranging from September 2018 through November 2018. As disclosed in the table below, two of the borrowings may be called by the lender based on the underlying agreements.  Accordingly, the contractual maturities below may differ from actual maturities.

			Next Call Date	Subsequent Call Frequency
Maturity Date	Amount	Coupon Rate
(In thousands, Unaudited)
September 2018	$10,000	3.40%	Not Applicable	Not Applicable
September 2018	5,000	3.20%	Not Applicable	Not Applicable
October 2018	5,000	3.15%	July 2013	Quarterly
October 2018	5,000	3.27%	Not Applicable	Not Applicable
November 2018	5,000	3.37%	November 2013	Not Applicable
	$30,000	3.30%

Mortgage backed securities with a fair value of $37.3 million at June 30, 2013 were used to secure these other borrowed funds.

Short Term Borrowings

As of June 30, 2013 and December 31, 2012, the Company had $70.3 million and $70.5 million, respectively, of short-term borrowings.  The short-term borrowings, had blended weighted average rates of 0.32% and 0.30% at June 30, 2013 and December 31, 2012, respectively.  Short-term borrowings consist of overnight and term borrowings with an original maturity less than one year.  Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB.

NOTE 8 - STOCK BASED COMPENSATION

During the six months ended June 30, 2013, the Company recorded $507,000 of stock based compensation expense comprised of stock option expense of $198,000 and restricted stock expense of $309,000. This compares to $590,000 of stock based compensation expense comprised of stock option expense of $233,000 and restricted stock expense of $357,000 during the six months ended June 30, 2012.

The following is a summary of the Bancorp’s stock option activity and related information for the six months ended June 30, 2013.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Unaudited)
Outstanding at December 31, 2012	877,669	$11.57	6.3 years	$4,461,000
Granted	254,650	17.00
Exercised	(4,608)	11.11
Forfeited/Cancelled	(100)	12.94
Outstanding at June 30, 2013	1,127,611	$12.80	6.7 years	$4,741,000
Exercisable at June 30, 2013	623,273	$11.28	4.8 years	$3,565,000

NOTE 8 - STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of the Company’s unvested options as of June 30, 2013 and the changes therein during the six months then ended.

		Number of Stock Options	Weighted Average Grant Date Fair Value
		(Unaudited)
Unvested at	December 31, 2012	310,661	$3.36
Granted		254,650	4.20
Vested		(60,973)	3.11
Forfeited / Cancelled		—	—
Unvested at	June 30, 2013	504,338	$3.82

Expected future expense relating to the 504,338 non-vested options outstanding as of June 30, 2013 is $1.7 million over a weighted average period of 4.1 years.

The fair value of the options granted in 2013 was estimated to be $4.20.  The fair value was based on the following assumptions:

Expected Dividend Yield	2.22%
Expected Volatility	31.12%
Risk-Free Interest Rate	1.19%
Expected Option Life in Years	6.5

The following is a summary of the status of the Company’s restricted stock as of June 30, 2013 and changes therein during the six months then ended.

		Number of Restricted Shares	Weighted Average Grant Date Fair Value
		(Unaudited)
Unvested at	December 31, 2012	130,557	$12.41
Granted		122,450	17.00
Vested		(18,250)	11.92
Forfeited / Cancelled		—	—
Unvested at	June 30, 2013	234,757	$14.84

Expected future compensation expense relating to the 234,757 restricted shares at June 30, 2013 is $3.1 million over a weighted average period of 4.2 years.

During the six months ended June 30, 2013, the Company granted 39,250 shares of performance based restricted stock to certain executive officers of the Company.

NOTE 9 - FAIR VALUE

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate their fair value.

Investment and Mortgage Related Securities—Available-for-Sale and Held-to-Maturity

Fair values for investment securities and mortgage related securities are obtained from one external pricing service (“primary pricing service”) as the provider of pricing on the investment portfolio on a quarterly basis.  We generally obtain one quote per investment security.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  If quoted market prices are not available for comparable securities, fair value is based on quoted bids for the security or comparable securities.  We review the estimates of fair value provided by the primary pricing service to determine if they are representative of fair value based upon our general knowledge of market conditions and relative changes in interest rates and the credit environment.  The Company made no adjustments to the values obtained from the primary pricing service.

Loans Held for Sale
Loans held for sale are carried the lower of amortized cost or fair value. The fair value of loans held for sale, which equals their amortized cost, is based upon executed sales agreements with third party purchasers.

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

FHLB Stock

The fair value of the FHLB stock is assumed to equal its cost, since the stock is nonmarketable but redeemable at its par value.

NOTE 9 - FAIR VALUE (CONTINUED)

Mortgage Servicing Rights

The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Financial Assets Acquired from Debtors

The fair value of financial assets acquired from debtors are determined using valuations obtained from a third party valuation firm who utilizes a discounted cash flow model to calculate the fair value of the assets.  The significant assumptions used in the valuation are the life expectancies of the insured parties, future premium payments and discount rates.

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

Short-term Borrowings, FHLB Advances and Other Borrowed Funds

Fair value of short-term borrowings, FHLB advances and other borrowed funds are estimated using discounted cash flow analyses, based on rates currently available to the Bank for advances with similar terms and remaining maturities.

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

NOTE 9 - FAIR VALUE (CONTINUED)

The estimated fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012 were as follows:

		June 30, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:		(Unaudited)
Cash and cash equivalents	Level 1	$9,072	$9,072	$25,090	$25,090
Available for sale securities:
Investment securities available-for-sale	Level 2	10,475	10,475	12,491	12,491
Private label commercial mortgage related securities	Level 3	2,191	2,191	6,197	6,197
Agency residential mortgage related securities	Level 2	270,846	270,846	277,419	277,419
Held to maturity securities:
Agency mortgage related securities	Level 2	64,225	63,704	28,369	29,451
Loans held for sale	Level 2	3,157	3,157	—	—
Loans receivable, net	Level 3	701,112	703,233	683,865	686,867
FHLB stock	Level 3	9,610	9,610	8,097	8,097
Accrued interest receivable	Level 3	3,301	3,301	3,223	3,223
Mortgage servicing rights	Level 2	169	169	170	170
Financial assets acquired from debtors	Level 3	3,208	3,208	3,714	3,714
Financial liabilities:
Savings and club accounts	Level 2	98,875	98,875	99,046	99,046
Demand, NOW and money market deposits	Level 2	295,039	295,039	275,693	275,693
Brokered deposits	Level 2	61,651	61,280	50,637	50,715
Certificates of deposit	Level 2	245,049	246,964	262,033	264,694
Short-term borrowings	Level 2	70,300	70,300	70,500	70,500
FHLB advances	Level 2	140,000	143,891	110,000	115,767
Other borrowed funds	Level 2	30,000	32,417	30,000	33,651
Accrued interest payable	Level 2	303	303	330	330
Derivative contracts	Level 2, 3	175	175	320	320

The following financial instruments were classified as Level 3 and carried at fair value as of June 30, 2013:

•
Private label CMBS, the fair value of which are difficult to determine because they are not actively traded in securities markets.  The net unrealized gain in the private label CMBS portfolio was $14,000 and $78,000 at June 30, 2013 and December 31, 2012, respectively.

•
Two commercial loans, since lending credit risk is not an observable input for these loans (see Note 4).  The unrealized gain on the two loans was $305,000 at June 30, 2013 compared to $293,000 at December 31, 2012.

•
Financial assets acquired from debtors, which are valued using a discounted cash flow model which contains significant unobservable inputs.  Losses resulting from changes in fair value, totaling $3.2 million, for the six month period ended June 30, 2013, were recorded in assets acquired through foreclosure expense in the consolidated statements of operations.

•
Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input.  The liability resulting from credit derivatives was $7,000 at June 30, 2013 and $12,000 at December 31, 2012.

NOTE 9 - FAIR VALUE (CONTINUED)

The following measures were made on a recurring basis as of June 30, 2013 and December 31, 2012.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands, Unaudited)
Available for Sale Securities:
Obligations of U.S. government agencies	$311	$—	$311	$—
Corporate securities	10,164	—	10,164	—
Private label commercial mortgage related securities	2,191	—	—	2,191
Agency residential mortgage related securities	270,846	—	270,846	—
Loans (1)	2,767	—	—	2,767
Financial assets acquired from debtors	3,208	—	—	3,208
Derivative contracts (1)	(175)	—	(168)	(7)
Total	$289,312	$—	$281,153	$8,159

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available for Sale Securities:
Obligations of U.S. government agencies	$314	$—	$314	$—
Corporate securities	12,177	—	12,177	—
Private label commercial mortgage related securities	6,197	—	—	6,197
Agency residential mortgage related securities	277,419	—	277,419	—
Loans (1)	2,806	—	—	2,806
Financial assets acquired from debtors	3,714	—	—	3,714
Derivative contracts (1)	(320)	—	(308)	(12)
Total	$302,307	$—	$289,602	$12,705
(1)          Such financial instruments are recorded at fair value as further described in Note 4.

The following measures were made on a non-recurring basis as of June 30, 2013 and December 31, 2012:

Loans, which were partially charged off at June 30, 2013 and December 31, 2012.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

MSRs, the fair value of which was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Other real estate owned, for which we used Level 3 inputs, which consist of appraisals or agreements of sale.  Other real estate owned is initially recorded on our balance sheet at fair value, net of costs to sell, when we obtain control of the property.

NOTE 9 - FAIR VALUE (CONTINUED)

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

Description		Balance	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2013	(Unaudited)		(In thousands)
Loans		$730	$—	$—	$730
Mortgage servicing rights		169	—	169	—
Other real estate owned		6,740	—	—	6,740
Total		$7,639	$—	$169	$7,470

As of December 31, 2012
Loans		$2,951	$—	$—	$2,951
Mortgage servicing rights		170	—	170	—
Other real estate owned		4,810	—	—	4,810
Total		$7,931	$—	$170	$7,761

The following tables include a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3) for the periods of December 31, 2012 to June 30, 2013 and December 31, 2011 to June 30, 2012.

Six Months Ended June 30, 2013
	Private Label Residential Mortgage Related Security	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2012	$—	$6,197	$(12)	$3,714	$2,806	$12,705
Purchases/additions	—	—	—	1,994	—	1,994
Sales	—	—	—	—	—	—
Payments (received) made	—	(3,939)	—	667	(51)	(3,323)
Premium amortization, net	—	(3)	—	—	—	(3)
Decrease/(increase) in value	—	(64)	5	(3,167)	12	(3,214)
Ending balance, June 30, 2013	$—	$2,191	$(7)	$3,208	$2,767	$8,159

Six Months Ended June 30, 2012
	Private Label Residential Mortgage Related Security	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2011	$122	$8,906	$—	$—	$2,877	$11,905
Purchases/additions	—	—	(13)	1,789	—	1,776
Sales	(70)	—	—	—	—	(70)
Payments received	(7)	(2,197)	—	—	(47)	(2,251)
Premium amortization, net	—	(7)	—	—	—	(7)
Decrease/(increase) in value	(45)	(24)	—	—	33	(36)
Ending balance, June 30, 2012	$—	$6,678	$(13)	$1,789	$2,863	$11,317

There were no transfers made between levels during the six months ended June 30, 2013 or 2012.

NOTE 10 – ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) No. 2013-01-Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company has adopted this update and has determined it does not have an impact on the Company's consolidated financial statements or disclosures as the Company does not have any enforceable master netting arrangements or instruments that are offset in accordance with Section 210-20-45 or Section 815-10-45.

ASU No. 2013-02-Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For the Company, the update is effective prospectively for reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This guidance did not have a material impact on the Company's financial statements, but did result in revised presentation on the consolidated statements of operations of the items reclassified out of accumulated other comprehensive income.

ASU No. 2013-10-Derivatives and Hedging (Topic 815)-Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the Fed funds effective swap rate (OIS) to be used as a U.S. benchmark interest rate, in addition to the U.S. Treasury rate and LIBOR, for hedge accounting purposes. The ASU also permits using different benchmark rates for similar hedges. This ASU is effective immediately and may only be applied on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The impact of adopting this ASU is not material to the Company.

ASU No. 2013-11-Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). As a result of applying this ASU, an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (NOL) or other tax credit carryforward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events (e.g., upcoming expiration of related NOL carryforwards). This classification should not affect an entity's analysis of the realization of its deferred tax assets. Gross presentation in the rollforward of unrecognized tax positions in the notes to the financial statements would still be required. For the Company, the update is effective prospectively for reporting periods beginning on or after January 1, 2014, and interim periods within those annual periods. Retrospective application is permitted. The impact of adopting this ASU will not be material to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the sections titled “Risk Factors”

in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2013, and its other Securities and Exchange Commission reports.

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

Valuation of Assets Acquired Through Foreclosure.  Assets acquired through foreclosure consist of other real estate owned and financial assets acquired from debtors.  Other real estate owned is carried at the lower of cost or fair value, less estimated selling costs.  The fair value of other real estate owned is determined using appraisals obtained from approved independent appraisers or agreements of sale, where applicable.  Financial assets acquired from debtors are carried at fair value under the fair value option in accordance with FASB ASC 825 “Financial Instruments”.  The fair value of financial assets acquired from debtors is determined using valuations obtained from a third party valuation firm who utilizes a discounted cash flow model. Changes in the fair value of assets acquired through foreclosure at future reporting dates or at the time of disposition will result in an adjustment in assets acquired through foreclosure expense or net gain (loss) on sale of assets acquired through foreclosure, respectively.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets were $1.1 billion at June 30, 2013 and December 31, 2012.  Total loans were $701.1 million at June 30, 2013, an increase of $17.2 million, or 2.5%, from $683.9 million at December 31, 2012.  Total commercial loans increased $41.4 million, or 8.2%, comprised of increases of $32.0 million in multi-family and commercial real estate loans and $24.7 million in commercial and industrial loans, partially offset by a decrease of $15.3 million in commercial construction loans.  One- to four-family residential mortgage loans decreased $18.4 million and consumer loans decreased $6.2 million due to normal amortization exceeding new loans originated.  The increase in total commercial loans is consistent with the Company’s focus on growing its commercial business portfolio.  Total investments were $347.7 million at June 30, 2013, an increase of $23.3 million, or 7.2%, from $324.5 million at December 31, 2012.  The increase was primarily from purchases of residential mortgage related securities.

Deposits increased $13.2 million, or 1.9%, from $687.4 million at December 31, 2012 to $700.6 million at June 30, 2013.  From December 31, 2012 to June 30, 2013, noninterest-bearing demand accounts increased $18.5 million, brokered deposits increased $11.0 million and NOW accounts increased $9.0 million.  Offsetting these increases were decreases in non-brokered certificates of deposit of $17.0 million and money market accounts of $8.2 million.  The increase in noninterest-bearing demand accounts is primarily due to deposits obtained from commercial borrowing relationships. The increase in brokered deposits is the result of the Company’s decision to continue to utilize this source of relatively low-cost funding.  The Company had brokered deposits of $61.7 million at June 30, 2013 with a weighted average rate of 0.47%.  The increase in NOW accounts is driven by increases in the Company’s Advantage Checking product.  The decrease in certificates of deposit and money market deposits is primarily due to the Company not offering pricing promotions and instead maintaining its rates at the midpoint of the market.  FHLB advances increased $30.0 million, or 27.3%, from $110.0 million at December 31, 2012 to $140.0 million at June 30, 2013 due to incremental term borrowings during 2013.

Stockholders’ equity decreased $8.0 million to $173.4 million at June 30, 2013 compared to $181.5 million at December 31, 2012 primarily due to stock repurchases of $3.7 million, dividends paid of $1.4 million and a decrease in accumulated other comprehensive income of $6.9 million, offset by net income of $2.9 million and stock-based compensation activity of $1.1 million for the six months ended June 30, 2013.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2013 and 2012

General.  Net income increased $505,000, or 93.7%, to $1.0 million for the three months ended June 30, 2013, compared to $539,000 for the three months ended June 30, 2012.  The increase in net income was due to decreases in the provision for loan losses of $2.1 million and noninterest expense of $392,000 and an increase in net interest income of $196,000, offset primarily by a decrease in noninterest income of $1.9 million and an increase in income tax expense of $216,000.

Net income increased $1.1 million, or 66.3%, to $2.9 million for the six months ended June 30, 2013, compared to $1.7 million for the six months ended June 30, 2012.  The increase in net income was due to decreases in the provision for loan losses of $2.7 million and noninterest expense of $357,000 and an increase in net interest income of $129,000, offset primarily by a decrease in noninterest income of $1.6 million and an increase in income tax expense of $469,000.

Net Interest Income.  Net interest income increased $196,000, or 2.6%, to $7.9 million for the three months ended June 30, 2013 compared to $7.7 million for the same period in 2012, primarily due to a decrease in total interest expense of $782,000 offset by a decrease in total interest income of $586,000.  The decrease in total interest expense was due to a decrease in the cost of interest-bearing liabilities from 1.55% to 1.01% offset by a $71.6 million increase in average interest-bearing liabilities.  The decrease in the average cost of interest-bearing liabilities was due to a decrease in the average cost of borrowings from 3.18% to 1.67% and a decrease in the average cost of interest-bearing deposits from 1.16% to 0.79%.  The decrease in the average cost of borrowings is primarily due to the termination of FHLB advances and other borrowed funds, totaling $56.3 million, with an average cost of funds of 3.50%, during the three months ended June 30, 2012.  The decrease in the average cost of interest-bearing deposits reflects a reduction in the overall interest rate environment during 2011, 2012 and the first half of 2013 coupled with maturities of higher rate certificates of deposit and reduced rates on other deposit products. The decrease in total interest income was primarily due to a decrease in the yield on interest-earning assets from 4.34% to 3.80% offset by a $82.0 million increase in the average balance of interest-earning assets.  The decrease in yield was primarily due to decreases in the yields on total loans from 5.08% to 4.65% and mortgage-related securities from 2.78% to 2.12%.  The decrease in yield reflects a reduction in the overall interest rate environment during 2011, 2012 and the first half of 2013.  The increase in the average balance of interest-earning assets was primarily due to a $49.3 million increase in mortgage-related securities and a $36.9 million increase in total loans.

Net interest income increased $129,000, or 0.8%, to $15.8 million for the six months ended June 30, 2013 compared to $15.7 million for the same period in 2012, primarily due to a decrease in total interest expense of $1.8 million offset by a decrease in total interest income of $1.7 million.  The decrease in total interest expense was due to a decrease in the cost of interest-bearing liabilities from 1.59% to 1.02% offset by a $59.1 million increase in average interest-bearing liabilities.  The decrease in the average cost of interest-bearing liabilities was due to a decrease in the average cost of borrowings from 3.18% to 1.66% and a decrease in the average cost of interest-bearing deposits from 1.20% to 0.80%.  The decrease in the average cost of borrowings is primarily due to the termination of FHLB advances and other borrowed funds, totaling $56.3 million, with an average cost of funds of 3.50%, during the three months ended June 30, 2012.  The decrease in the average cost of interest-bearing deposits reflects a reduction in the overall interest rate environment during 2011, 2012 and the first half of 2013 coupled with maturities of higher rate certificates of deposit and reduced rates on other deposit products. The decrease in total interest income was primarily due to a decrease in the yield on interest-earning assets from 4.36% to 3.80% offset by a $69.5 million increase in the average balance of interest-earning assets.  The decrease in yield was primarily due to decreases in the yields on total loans from 5.16% to 4.69% and mortgage-related securities from 2.83% to 2.13%.  The decrease in yield reflects a reduction in the overall interest rate environment during 2011, 2012 and the first half of 2013.  The increase in the average balance of interest-earning assets was primarily due to a $49.2 million increase in mortgage-related securities and a $27.2 million increase in total loans.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2013 and 2012.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended June 30,						Six Months Ended June 30,
	2013			2012			2013			2012
		Interest and Dividends			Interest and Dividends			Interest and Dividends			Interest and Dividends
	Average Balance		Yield/ Cost	Average Balance		Yield/ Cost	Average Balance		Yield/ Cost	Average Balance		Yield/ Cost
Assets:	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$5,822	$—	0.04%	$7,207	$2	0.10%	$5,484	$1	0.04%	$7,948	$5	0.11%
Mortgage-related securities
Available-for-sale	290,865	1,558	2.14%	245,079	1,801	2.94%	293,551	3,169	2.16%	239,798	3,616	3.02%
Held-to-maturity	40,245	193	1.92%	36,688	154	1.68%	33,690	320	1.90%	38,263	318	1.66%
Total mortgage-related securities	331,110	1,751	2.12%	281,767	1,955	2.78%	327,241	3,489	2.13%	278,061	3,934	2.83%
Taxable securities	20,713	58	1.14%	22,059	78	1.40%	20,841	129	1.24%	23,998	171	1.43%
Nontaxable securities	—	—	0.00%	1,075	14	5.45%	—	—	0.00%	1,474	33	4.54%
Loans:
Residential loans	146,185	1,684	4.61%	181,603	2,254	4.97%	150,972	3,526	4.67%	186,837	4,646	4.97%
Commercial loans	518,808	6,015	4.65%	429,053	5,660	5.22%	510,869	11,884	4.69%	432,002	11,638	5.33%
Consumer loans	25,591	317	4.95%	43,074	448	4.16%	27,593	668	4.84%	43,431	926	4.26%
Total Loans	690,584	8,016	4.65%	653,730	8,362	5.08%	689,434	16,078	4.69%	662,270	17,210	5.16%
Allowance for loan losses	(11,962)			(11,597)			(11,703)			(11,947)
Net loans	678,622	8,016		642,133	8,362		677,731	16,078		650,323	17,210
Total interest-earning assets	1,036,267	9,825	3.80%	954,241	10,411	4.34%	1,031,297	19,697	3.80%	961,804	21,353	4.36%
Noninterest-earning assets	51,250			43,375			49,565			43,116
Total assets	$1,087,517			$997,616			$1,080,862			$1,004,920
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$166,135	$85	0.21%	$163,248	$148	0.36%	$164,721	170	0.21%	$164,693	307	0.37%
Savings accounts	98,331	33	0.13%	95,797	71	0.30%	98,458	66	0.14%	90,907	134	0.30%
Brokered deposits	67,769	100	0.59%	16,288	25	0.62%	63,824	183	0.58%	13,225	44	0.66%
Certificates of deposit	249,156	923	1.49%	294,062	1,393	1.90%	253,706	1,899	1.51%	304,686	2,923	1.93%
Total interest-bearing deposits	581,391	1,141	0.79%	569,395	1,637	1.16%	580,709	2,318	0.80%	573,511	3,408	1.20%
Short-term borrowings	26,632	17	0.25%	9,300	5	0.22%	37,851	49	0.26%	9,735	10	0.21%
FHLB advances	140,000	549	1.58%	80,182	688	3.39%	126,559	1,051	1.68%	84,015	1,442	3.39%
Other borrowed funds	30,000	251	3.35%	47,556	410	3.41%	30,000	499	3.36%	48,778	842	3.42%
Total borrowings	196,632	817	1.67%	137,038	1,103	3.18%	194,410	1,599	1.66%	142,528	2,294	3.18%
Total interest-bearing liabilities	778,023	1,958	1.01%	706,433	2,740	1.55%	775,119	3,917	1.02%	716,039	5,702	1.59%
Noninterest-bearing deposits	124,025			101,143			118,449			97,457
Other noninterest-bearing liabilities	6,727			4,712			7,632			5,100
Total liabilities	908,775			812,288			901,200			818,596
Stockholders’ equity	176,645			178,651			176,882			179,683
Accumulated comprehensive income	2,097			6,677			2,780			6,641
Total stockholder’s equity	178,742			185,328			179,662			186,324
Total liabilities and stockholders’ equity	$1,087,517			$997,616			$1,080,862			$1,004,920
Net interest income		$7,867			$7,671			$15,780			$15,651
Interest rate spread			2.79%			2.79%			2.78%			2.77%
Net interest margin			3.01%			3.15%			3.04%			3.19%
Average interest-earning assets to average interest-bearing liabilities			133.19%			135.08%			133.05%			134.32%

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

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Compared to			Compared to
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest and Dividend Income:	(In thousands)
Interest-earning demand deposits	$(2)	$—	$(2)	$(3)	$(1)	$(4)
Mortgage-related securities
Available-for-sale	(580)	337	(243)	(1,259)	812	(447)
Held-to-maturity	24	15	39	40	(38)	2
Total mortgage-related securities	(556)	352	(204)	(1,219)	774	(445)
Taxable securities	(15)	(5)	(20)	(19)	(23)	(42)
Nontaxable securities	1	(15)	(14)	—	(33)	(33)
Loans:
Residential loans	(130)	(440)	(570)	(229)	(891)	(1,120)
Commercial loans	(816)	1,171	355	(1,856)	2,102	246
Consumer loans	51	(182)	(131)	79	(337)	(258)
Total loans	(895)	549	(346)	(2,006)	874	(1,132)
Total interest-earning assets	(1,467)	881	(586)	(3,247)	1,591	(1,656)

Interest Expense:
NOW and money market deposits	(66)	3	(63)	(137)	—	(137)
Savings accounts	(40)	2	(38)	(79)	11	(68)
Brokered deposits	(5)	80	75	(28)	167	139
Certificates of deposit	(257)	(213)	(470)	(532)	(492)	(1,024)
Total interest-bearing deposits	(368)	(128)	(496)	(776)	(314)	(1,090)

Short-term borrowings	2	10	12	9	30	39
FHLB advances	(646)	507	(139)	(1,112)	721	(391)
Other borrowed funds	(9)	(150)	(159)	(22)	(321)	(343)
Total borrowings	(653)	367	(286)	(1,125)	430	(695)
Total interest-bearing liabilities	(1,021)	239	(782)	(1,901)	116	(1,785)
Net change in net interest income	$(446)	$642	$196	$(1,346)	$1,475	$129

Provision for Loan Losses. The Company recorded a provision (credit) for loan losses of ($783,000) and ($143,000) for the three and six months ended June 30, 2013, respectively, compared to $1.3 million and $2.6 million for the three and six months ended June 30, 2012.  The decrease in provision for the three and six months ended June 30, 2013 was primarily due to: (1) reduced provision related to nonperforming loans; (2) a reduction in nonperforming loans and criticized and classified loans; and (3) a reduction in general reserve loss factors for commercial and industrial loans during the three and six months ended June 30, 2013. The Company has experienced significant growth in its commercial and industrial segment of its loan portfolio since a middle market lending team was hired in the second half of 2009.  Initially, the general reserve loss factors for this segment were based on industry loss data and management judgment.  Beginning in 2012, such loss factors for this segment were based on actual Company loss experience adjusted by qualitative risk adjustment factors.  The strong credit performance of this segment, evidenced by the fact that the Company has experienced no loan charge-offs in this segment since December 31, 2011, has resulted in a decrease in the qualitative risk adjustment factors used in developing the general reserve loss factors during the three months ended June 30, 2013.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30, 2013	At December 31, 2012
	(Dollars in thousands)

Nonaccrual Loans:
One- to four-family real estate	$2,525	$3,355
Multi-family and commercial real estate	2,978	5,284
Construction	4,305	6,434
Consumer	181	2,051
Commercial and industrial	—	—
Total	9,989	17,124

Accruing loans past due 90 days or more:
Total	$—	$—

Nonperforming Loans	9,989	17,124

Assets Acquired Through Foreclosure	9,948	8,524
Total Nonperforming Assets	$19,937	$25,648

Total nonperforming loans to total loans	1.40%	2.46%
Total nonperforming loans to total assets	0.89	1.57
Total nonperforming assets to total assets	1.78	2.36

Impaired Loans:
Nonperforming loans	$9,989	$17,124
Troubled debt restructurings	7,265	7,388
Total impaired loans	$17,254	$24,512

The following tables set forth our nonaccrual loans by state and loan segment at June 30, 2013 and December 31, 2012.

June 30, 2013
	One- to Four- Family Real Estate		Multi Family and Commercial Real Estate						Commercial and Industrial
					Construction		Consumer				Total
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
Pennsylvania	5	$1,209	3	$1,486	2	$4,305	5	$157	—	$—	15	$7,157
New Jersey	5	1,148	2	388	—	—	—	—	—	—	7	1,536
Delaware	1	168	1	1,104	—	—	1	24	—	—	3	1,296
Total	11	$2,525	6	$2,978	2	$4,305	6	$181	—	$—	25	$9,989

December 31, 2012
	One- to Four- Family Real Estate		Multi Family and Commercial Real Estate						Commercial and Industrial
					Construction		Consumer				Total
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
Pennsylvania	7	$1,399	1	$1,380	2	$6,434	8	$189	—	$—	18	$9,402
New Jersey	7	1,956	4	2,738	—	—	—	—	—	—	11	4,694
Delaware	—	—	1	1,166	—	—	—	—	—	—	1	1,166
Other	—	—	—	—	—	—	3	1,862	—	—	3	1,862
Total	14	$3,355	6	$5,284	2	$6,434	11	$2,051	—	$—	33	$17,124

At June 30, 2013, nonperforming assets were comprised of the following:

•
Two construction loans for residential developments, the largest of which is collateralized by land and improvements associated with a residential housing development located in Chester County, Pennsylvania. The other nonaccrual construction loan is collateralized by a residential housing development located in Montgomery County, Pennsylvania.

•	Six multi-family and commercial real estate loans, the largest of which is secured by multi-use rental properties located in Montgomery County, Pennsylvania.

•	Eleven one- to four-family loans, the largest of which is secured by a single-family home located in Montgomery County, Pennsylvania.

•	Six consumer loans which are secured by second or third lien mortgage positions.

•	Assets acquired through foreclosure consisting of five properties and eleven insurance policies, with a total carrying value of $9.9 million.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30, 2013		At December 31, 2012
	(Unaudited)
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
One- to four-family real estate	$1,373	$145	$18	$284
Multi-family and commercial real estate	—	168	—	1,691
Construction	—	—	—	—
Consumer	115	10	23	51
Commercial and industrial	130	—	—	—
Total	$1,618	$323	$41	$2,026

At June 30, 2013, delinquent loans were comprised of eleven different loan relationships.  Total delinquent loans decreased by $126,000 to $1.9 million at June 30, 2013 from $2.1 million at December 31, 2012.

Noninterest Income.  The following table summarizes noninterest income for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Service charges and other fee income	$462	$385	$77	20.0%	$823	$774	$49	6.3%
Net gain on sale of assets acquired through foreclosure	185	98	87	88.8	181	127	54	42.5
Income on bank-owned life insurance	117	118	(1)	(0.8)	233	237	(4)	(1.7)
Equity in earnings of affiliate	165	120	45	37.5	335	235	100	42.6
Net gain on sale of investment securities	171	2,340	(2,169)	(92.7)	532	2,340	(1,808)	(77.3)
Other	39	19	20	105.3	89	61	28	45.9
Total Noninterest Income	$1,139	$3,080	$(1,941)	(63.0)%	$2,193	$3,774	$(1,581)	(41.9)%

Noninterest income decreased $1.9 million from the three months ended June 30, 2012 compared to the same period in 2013. Net gain on sale of investment securities decreased $2.2 million due to the sale of $72.9 million of investment securities during the three months ended June 30, 2012 compared to the sale of $2.5 million of investment securities during the three months ended June 30, 2013. Offsetting this decrease was an increase in net gain on sale of assets acquired through foreclosure of $87,000. Service charges and other fee income increased $77,000, primarily due to increases in loan-related fees of $30,000 and deposit related fees of $47,000.  Equity in earnings of affiliate increased $45,000 due to increased income on the Bank’s investment in PMA as a result of higher mortgage loan volume.

Noninterest income decreased $1.6 million from the six months ended June 30, 2012 compared to the same period in 2013. Net gain on sale of investment securities decreased $1.8 million due to the sale of $72.9 million of investment securities during the six months ended June 30, 2012 compared to the sale of $9.1 million of investment securities during the six months ended June 30, 2013. Offsetting this decrease was an increase in equity in earnings of affiliate of $100,000 due to increased income on the Bank’s investment in PMA as a result of higher mortgage loan volume.  Net gain on sale of assets acquired through foreclosure increased $54,000. Service charges and other fee income increased $49,000, primarily due to an increase in deposit related fees of $51,000.

Noninterest Expense.  The following table summarizes noninterest expense for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Salaries, benefits and other compensation	$3,480	$3,353	$127	3.8%	$6,985	$6,692	$293	4.4%
Occupancy expense	393	420	(27)	(6.4)	840	879	(39)	(4.4)
Furniture and equipment expense	117	138	(21)	(15.2)	241	290	(49)	(16.9)
Data processing costs	367	472	(105)	(22.2)	765	918	(153)	(16.7)
Professional fees	488	489	(1)	(0.2)	776	958	(182)	(19.0)
Marketing expense	78	106	(28)	(26.4)	108	152	(44)	(28.9)
FDIC premiums	165	201	(36)	(17.9)	350	382	(32)	(8.4)
Assets acquired through foreclosure expense	2,810	38	2,772	7,294.7	3,095	153	2,942	1,922.9
Loss on extinguishment of debt	—	3,018	(3,018)	(100.0)	—	3,018	(3,018)	(100.0)
Other	409	464	(55)	(11.9)	822	897	(75)	(8.4)
Total Noninterest Expense	$8,307	$8,699	$(392)	(4.5)%	$13,982	$14,339	$(357)	(2.5)%

Noninterest expense decreased $392,000 from the three months ended June 30, 2012 compared to the same period in 2013. Loss on extinguishment of debt was $3.0 million due to the extinguishment of debt totaling $56.3 million related to the termination of FHLB advances and other borrowed funds during the three months ended June 30, 2012. No debt was extinguished during the three months ended June 30, 2013. Data processing costs decreased $105,000 primarily due to the renegotiation of a data processing contract that became effective in January 2013. These decreases were offset by an increase in assets acquired through foreclosure expense of $2.8 million, which related to an increase in valuation adjustments on assets acquired through foreclosure.  Valuation adjustments on assets acquired through foreclosure totaled $2.8 million for the three months ended June 30, 2013, which was primarily driven by a $2.9 million valuation adjustment on insurance policies as the Company's quarterly valuation incorporated updated life expectations of the insured parties obtained during the three months ended June 30, 2013. No valuation adjustments were recognized during the three months ended June 30, 2012.  Salaries, benefits and other compensation increased $127,000, or 3.8%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily as a result of increased staffing costs.

Noninterest expense decreased $357,000 from the six months ended June 30, 2012 compared to the same period in 2013. Loss on extinguishment of debt was $3.0 million due to the extinguishment of debt totaling $56.3 million during the six months ended June 30, 2012. No debt was extinguished during the six months ended June 30, 2013. Professional fees decreased $182,000 primarily due to lower loan work-out expense. Data processing costs decreased $153,000 primarily due to the renegotiation of a data processing contract that became effective in January 2013. These decreases were offset by an increase in assets acquired through foreclosure expense of $2.9 million, which related to an increase in valuation adjustments on assets acquired through foreclosure.  Valuation adjustments on assets acquired through foreclosure totaled $3.0 million for the six months ended June 30, 2013, which was primarily driven by a $3.2 million valuation adjustment on insurance policies as the Company's quarterly valuations incorporated updated life expectations of the insured parties obtained during the six months ended June 30, 2013. Valuation adjustments on assets acquired through foreclosure for the six months ended June 30, 2012 totaled $45,000.  Salaries, benefits and other compensation increased $293,000, or 4.4%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily as a result of increased staffing costs.

Income Taxes. The income tax provision for the three and six months ended June 30, 2013 was $438,000 and $1.3 million, respectively, compared to $222,000 and $794,000 for the three and six months ended June 30, 2012, respectively.  The Bancorp’s effective income tax rate was 29.6% and 30.6% for the three and six months ended June 30, 2013, respectively, compared to 29.2% and 31.5% for the three and six months ended June 30, 2012, respectively.  These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

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

The following table presents certain of our contractual obligations as of June 30, 2013 and December 31, 2012.

		Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations	Total
	(In thousands)
At June 30, 2013
Operating lease obligations (1)	$1,113	$438	$675	$—	$—
FHLB advances and other borrowings (2)	254,195	73,511	85,919	64,487	30,278
Other long-term obligations (3)	3,936	1,674	2,262	—	—
Total	$259,244	$75,623	$88,856	$64,487	$30,278

At December 31, 2012
Operating lease obligations (1)	$1,280	$399	$845	$36	$—
FHLB advances and other borrowings (2)	225,308	73,517	65,725	55,291	30,775
Other long-term obligations (3)	2,272	1,952	320	—	—
Total	$228,860	$75,868	$66,890	$55,327	$30,775
 _________________________________________________________________
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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2013, cash and cash equivalents totaled $9.1 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $283.5 million at June 30, 2013.   In addition, at June 30, 2013, we had the ability to borrow a total of approximately $384.4 million from the FHLB of which we had $140.0 million outstanding.  As of June 30, 2013, the Bank also had a maximum borrowing capacity of $53.2 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of June 30, 2013, the Bank had overnight borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks.

At June 30, 2013, we had $137.6 million in commitments outstanding, which consisted of $16.8 million in home equity and consumer loan commitments, $107.1 million in commercial loan commitments, $13.2 million in standby letters of credit, and $554,000 in commercial letters of credit.

Certificates of deposit due within one year of June 30, 2013 totaled $183.4 million, including $32.6 million of brokered deposits, representing 59.8% of certificates of deposit at June 30, 2013, a decrease from 60.8% at December 31, 2012.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014.

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

The Bancorp is a separate entity and apart from the Bank and must provide for its own liquidity.  As of June 30, 2013, the Bancorp had $23.9 million in cash and cash equivalents compared to $29.6 million as of December 31, 2012. In addition to its operating expenses, Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.  Bancorp paid a cash dividend of $0.06 per outstanding share of common stock during the first and second quarters of 2013 and repurchased 218,572 shares of common stock during the six months ended June 30, 2013.

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

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2013, the Bank exceeded all applicable regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” under applicable regulatory guidelines as of June 30, 2013 and December 31, 2012.

	Ratio	Minimum to be Well Capitalized
June 30, 2013
Total risk-based capital (to risk-weighted assets)	19.98%	>10.0%
Tier 1 capital (to risk-weighted assets)	18.94%	> 6.0%
Tier 1 capital (to adjusted assets)	12.78%	> 5.0%

	Ratio	Minimum to be Well Capitalized
December 31, 2012
Total risk-based capital (to risk-weighted assets)	20.48%	>10.0%
Tier 1 capital (to risk-weighted assets)	19.45%	> 6.0%
Tier 1 capital (to adjusted assets)	12.90%	> 5.0%

Total stockholders’ equity to total assets was 15.5% at June 30, 2013 and 16.7% at December 31, 2012.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will continue to have an adverse impact on our return on equity until such funds can be deployed into higher yielding assets.  The Company may rely on capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the OCC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.
The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5% and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

For the period ended June 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2013, there has not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. As of June 30, 2013, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2013 through April 30, 2013	79,500	$16.76	79,500	346,601
May 1, 2013 through May 31, 2013	30,400	$16.79	30,400	316,201
June 1, 2013 through June 30, 2013	7,672	$16.68	7,672	308,529
Total	117,572	$16.76	117,572
 (1)         During 2011, the Company announced two repurchase programs under which it would repurchase, in the aggregate, up to 15% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions.  On April 25, 2012, the Board of Directors approved an additional stock repurchase plan (the “April 2012 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (637,697 shares).  Under these plans, through June 30, 2013, the Company has purchased a total of 2.5 million shares at a cost of $33.4 million.  The April 2012 Plan will continue until it is completed or terminated by the Company’s Board of Directors.

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
101.0 *
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

FOX CHASE BANCORP, INC.

Dated:	August 7, 2013	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated:	August 7, 2013	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)