Form 10-Q/A
period 2013-06-30
Fox Chase Bancorp Inc
filed 2013-11-06
CIK 1485176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of August 1, 2013, there were 12,142,600 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Fox Chase Bancorp, Inc. (the “Company’) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Form 10-Q/A”) that the Company filed with the Securities and Exchange Commission on August 7, 2013 (the “Form 10-Q”) for the sole purpose of correcting a typographical error included in the certification pursuant to 18 U.S.C. Section 1350 (the “Certification”) filed as Exhibit 32.0 to the Form 10-Q.  The Certification previously filed with the Form 10-Q incorrectly stated that the statements therein were made by the Company’s Chief Executive Officer and Chief Financial Officer in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.  The Certification should have instead stated that the statements therein were made by the Company’s Chief Executive Officer and Chief Financial Officer in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.  A corrected Certification is included as Exhibit 32.0 to the Form 10-Q/A.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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
101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. (2)

(1)                                 Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 as initially filed with the Securities and Exchange Commission on March 12, 2010.

(2)                                 Incorporated by reference to Exhibit 101.0 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 filed with the Securities and Exchange Commission on August 7, 2013.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated: November 6, 2013	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

3