Form 10-Q
period 2013-09-30
Fox Chase Bancorp Inc
filed 2013-11-06
CIK 1485176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 _______________________________________________________________
FORM 10-Q

__________________________________________________

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(215) 283-2900
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
Yes  ☐    No  ☒

As of November 1, 2013, there were 12,147,803 shares of the registrant’s common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
FOX CHASE BANCORP, INC.
Consolidated Statements of Condition
(In Thousands, Except Share Data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$114	$162
Interest-earning demand deposits in other banks	6,301	24,928
Total cash and cash equivalents	6,415	25,090
Investment securities available-for-sale	10,501	12,491
Mortgage related securities available-for-sale	258,406	283,616
Mortgage related securities held-to-maturity (fair value of $70,601 at September 30, 2013 and $29,451 at December 31, 2012)	70,928	28,369
Loans, net of allowance for loan losses of $11,128 at September 30, 2013 and $11,170 at December 31, 2012	700,544	683,865
Federal Home Loan Bank stock, at cost	10,013	8,097
Bank-owned life insurance	14,428	14,077
Premises and equipment, net	9,988	10,443
Assets acquired through foreclosure	6,588	8,524
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,267	3,223
Mortgage servicing rights, net	157	170
Deferred tax asset, net	7,738	2,953
Other assets	6,291	5,803
Total Assets	$1,106,884	$1,088,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$683,008	$687,409
Short-term borrowings	61,600	70,500
Federal Home Loan Bank advances	150,000	110,000
Other borrowed funds	30,000	30,000
Advances from borrowers for taxes and insurance	1,010	1,699
Accrued interest payable	314	330
Accrued expenses and other liabilities	6,720	6,938
Total Liabilities	932,652	906,876

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at September 30, 2013 and December 31, 2012)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 12,147,803 shares issued and outstanding at September 30, 2013 and 12,356,564 shares issued and outstanding at December 31, 2012)	146	146
Additional paid-in capital	137,152	136,132
Treasury stock, at cost (2,468,172 shares at September 30, 2013 and 2,249,600 shares at December 31, 2012)	(33,436)	(29,733)
Common stock acquired by benefit plans	(9,431)	(10,228)
Retained earnings	82,318	80,608
Accumulated other comprehensive (loss) income, net	(2,517)	4,540
Total Stockholders’ Equity	174,232	181,465
Total Liabilities and Stockholders’ Equity	$1,106,884	$1,088,341

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$8,241	$8,582	$24,319	$25,792
Interest on mortgage related securities	1,807	1,888	5,296	5,822
Interest on investment securities available-for-sale
Taxable	92	60	221	231
Nontaxable	—	1	—	34
Other interest income	1	—	2	5
Total Interest Income	10,141	10,531	29,838	31,884
INTEREST EXPENSE
Deposits	1,055	1,578	3,373	4,986
Short-term borrowings	45	16	94	26
Federal Home Loan Bank advances	555	450	1,606	1,892
Other borrowed funds	254	254	753	1,096
Total Interest Expense	1,909	2,298	5,826	8,000
Net Interest Income	8,232	8,233	24,012	23,884
Provision for loan losses	675	470	532	3,036
Net Interest Income after Provision for Loan Losses	7,557	7,763	23,480	20,848
NONINTEREST INCOME
Service charges and other fee income	437	364	1,260	1,138
Net gain on sale of assets acquired through foreclosure	303	8	484	135
Income on bank-owned life insurance	118	117	351	354
Equity in earnings of affiliate	135	210	470	445
Net gain on sale of investment securities (includes $0 and $532 for the three and nine months ended September 30, 2013, respectively, and $0 and $2,340 for the three and nine months ended September 30, 2012, respectively, accumulated other comprehensive income reclassification for unrealized holdings gains)	—	—	532	2,340
Other	36	38	125	99
Total Noninterest Income	1,029	737	3,222	4,511
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,644	3,458	10,629	10,150
Occupancy expense	403	415	1,243	1,294
Furniture and equipment expense	117	119	358	409
Data processing costs	390	441	1,155	1,359
Professional fees	474	369	1,250	1,327
Marketing expense	59	65	167	217
FDIC premiums	175	199	525	581
Assets acquired through foreclosure expense	1,370	962	4,465	1,115
Loss on extinguishment of debt	—	—	—	3,018
Other	370	370	1,192	1,267
Total Noninterest Expense	7,002	6,398	20,984	20,737
Income Before Income Taxes	1,584	2,102	5,718	4,622
Income tax provision (includes $0 and $186 for the three and nine months ended September 30, 2013, respectively, and $0 and $830 for the three and nine months ended September 30, 2012, respectively, income tax expense from reclassification items)	411	666	1,674	1,460
Net Income	$1,173	$1,436	$4,044	$3,162
Earnings per share:
Basic	0.10	0.12	0.36	0.27
Diluted	0.10	0.12	0.35	0.27
See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$1,173	$1,436	$4,044	$3,162
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available-for-sale	(175)	2,607	(10,363)	2,435
Tax Effect	67	(900)	3,652	(830)
Net of Tax Amount	(108)	1,707	(6,711)	1,605

Reclassification adjustments for net investment securities gains included in net income	—	—	(532)	(2,426)
Tax Effect	—	—	186	863
Net of Tax Amount	—	—	(346)	(1,563)

Reclassification adjustment for loss included in net income for other-than-temporary impaired investments sold, net	—	—	—	86
Tax Effect	—	—	—	(33)
Net of Tax Amount	—	—	—	53
Other comprehensive (loss) income	(108)	1,707	(7,057)	95
Comprehensive income (loss)	$1,065	$3,143	$(3,013)	$3,257

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Changes in Equity
Nine Months Ended September 30, 2013 and 2012
(In Thousands, Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Equity
BALANCE - DECEMBER 31, 2011	$146	$134,871	$(19,822)	$(11,541)	$77,971	$6,567	$188,192
Purchase of treasury stock	—	—	(8,485)	—	—	—	(8,485)
Stock based compensation expense	—	873	—	—	—	—	873
Unallocated ESOP shares committed to employees	—	197	—	468	—	—	665
Issuance of stock for vested equity awards	—	(643)	—	686	(43)	—	—
Common stock issued for exercise of vested stock options	—	472	—	—	—	—	472
Tax benefit from exercise of stock options and vesting of restricted stock	—	87	—	—	—	—	87
Dividends paid ($0.12 per share)	—	—	—	—	(1,445)	—	(1,445)
Net income	—	—	—	—	3,162	—	3,162
Other comprehensive income	—	—	—	—	—	95	95
BALANCE - SEPTEMBER 30, 2012	$146	$135,857	$(28,307)	$(10,387)	$79,645	$6,662	$183,616

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Equity

BALANCE - DECEMBER 31, 2012	$146	$136,132	$(29,733)	$(10,228)	$80,608	$4,540	$181,465
Purchase of treasury stock	—	—	(3,703)	—	—	—	(3,703)
Stock based compensation expense	—	811	—	—	—	—	811
Unallocated ESOP shares committed to employees	—	361	—	468	—	—	829
Issuance of stock for vested equity awards	—	(316)	—	329	(13)	—	—
Common stock issued for exercise of vested stock options	—	106	—	—	—	—	106
Tax benefit from exercise of stock options and vesting of restricted stock	—	58	—	—	—	—	58
Dividends paid ($0.20 per share)	—	—	—	—	(2,321)	—	(2,321)
Net income	—	—	—	—	4,044	—	4,044
Other comprehensive loss	—	—	—	—	—	(7,057)	(7,057)
BALANCE - SEPTEMBER 30, 2013	$146	$137,152	$(33,436)	$(9,431)	$82,318	$(2,517)	$174,232

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$4,044	$3,162
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	532	3,036
Valuation adjustment for assets acquired through foreclosure	4,304	932
Depreciation	591	623
Net amortization of securities premiums and discounts	2,101	2,104
Proceeds from the sale of loans held for sale	3,157	—
(Benefit) provision for deferred income taxes	(947)	390
Stock compensation from benefit plans	1,640	1,538
Net gain on sale of assets acquired through foreclosure	(484)	(135)
Net gain on sale of investment securities	(532)	(2,340)
Income on bank-owned life insurance	(351)	(354)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(58)	(87)
Decrease in mortgage servicing rights, net	13	117
Increase in accrued interest receivable and other assets	(589)	(159)
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(176)	4,613
Net Cash Provided by Operating Activities	13,245	13,440
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	—	(5,269)
Proceeds from sales	—	6,157
Proceeds from maturities, calls and principal repayments	2,000	9,866
Mortgage related securities available-for-sale:
Purchases	(49,821)	(180,522)
Proceeds from sales	9,517	69,067
Proceeds from maturities, calls and principal repayments	53,192	51,957
Mortgage related securities held-to-maturity:
Purchases	(51,420)	—
Proceeds from maturities, calls and principal repayments	8,562	9,015
Net (increase) decrease in loans	(4,593)	7,815
Purchases of loans and loan participations	(20,544)	(21,418)
Net (increase) decrease in Federal Home Loan Bank stock	(1,916)	667
Purchases of premises and equipment	(153)	(678)
Additions to assets acquired through foreclosure	(867)	(317)
Proceeds from sales and payments on assets acquired through foreclosure	3,973	1,663
Net Cash Used in Investing Activities	(52,070)	(51,997)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(4,401)	26,539
Decrease in advances from borrowers for taxes and insurance	(689)	(640)
Principal payments on other borrowed funds	—	(20,000)
Proceeds from Federal Home Loan Bank advances	40,000	45,000
Principal payments on Federal Home Loan Bank advances	—	(38,278)
Net (decrease) increase in short-term borrowings	(8,900)	42,800
Tax benefit from exercise of stock options and vesting of restricted stock	58	87
Common stock issued for exercise of stock options	106	472
Purchase of treasury stock	(3,703)	(8,485)
Cash dividends paid	(2,321)	(1,445)
Net Cash Provided by Financing Activities	20,150	46,050
Net (Decrease) Increase in Cash and Cash Equivalents	(18,675)	7,493
Cash and Cash Equivalents – Beginning	25,090	7,586
Cash and Cash Equivalents – Ending	$6,415	$15,079
Supplemental Disclosure of Cash Flow Information
Interest paid	$5,842	$8,073
Income taxes paid	$2,400	$1,548
Transfers of loans to assets acquired through foreclosure	$4,990	$7,366
Transfers of loans to loans held for sale	$3,157	$—
Net charge-offs	$574	$3,891
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

The Company is subject to the regulations of certain federal banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies which may subject them to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the regulation and supervision of federal savings institutions, such as the Bank, was transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the agency that regulates national banks, in July 2011.  As a result, the Office of the Comptroller of the Currency has primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings associations.  In addition, pursuant to the provisions of the Dodd-Frank Act, savings and loan holding companies, such as the Bancorp, are now regulated by the Board of Governors of the Federal Reserve System.

During September 2013, the Bank received regulatory approval to convert from a federally chartered savings bank to a Pennsylvania-chartered savings bank.  The Bank expects the charter conversion to become effective during the fourth quarter of 2013, at which point, the Pennsylvania Department of Banking will become the Bank’s primary regulator.  Concurrent with the Bank’s charter conversion, the Bancorp will convert to a bank holding company and will continue to be regulated by the Board of Governors of the Federal Reserve System. Accordingly, when the charter conversion becomes effective, the Bank will no longer be subjected to the Qualified Thrift Lender Test or the commercial lending restrictions of the Home Owner Loan Act.

The consolidated financial statements include the accounts of the Bancorp and the Bank.  The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc., Fox Chase Service Corporation, 104 S. Oakland Ave., LLC and Davisville Associates, LLC.  Fox Chase Financial, Inc. is a Delaware-chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania-chartered company and its purposes are to facilitate the Bank’s investment in PMA and, for regulatory purposes, to hold commercial loans.  At September 30, 2013, Fox Chase Service Corporation held $20.0 million in commercial loans.  104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  All material inter-company transactions and balances have been eliminated in consolidation.  Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

During 2013 and 2012, the Bank engaged in certain business activities with PMA.  These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA.  The Bank recorded interest income from PMA on the warehouse line of $271,000 and $301,000 for the nine months ended September 30, 2013 and 2012, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $40,000 and $48,000 for the nine months ended September 30, 2013 and 2012, respectively.  In addition, the Bank acquired total loans from PMA of $592,000 and $13.5 million during the nine months ended September 30, 2013 and 2012, respectively, which includes the cost of the loans.

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

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2013.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

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

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Net income	$1,173,000	$1,436,000	$4,044,000	$3,162,000

Weighted-average common shares outstanding (1)	12,143,880	12,549,453	12,217,289	12,699,390
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(578,494)	(643,539)	(594,597)	(659,705)
Shares purchased by trust	(317,645)	(370,768)	(327,849)	(383,014)
Weighted-average common shares used to calculate basic earnings per share	11,247,741	11,535,146	11,294,843	11,656,671
Dilutive effect of:
Restricted stock awards	43,087	45,074	34,586	36,675
Stock option awards	203,692	138,088	193,932	102,190
Weighted-average common shares used to calculate diluted earnings per share	11,494,520	11,718,308	11,523,361	11,795,536

Earnings per share-basic	$0.10	$0.12	$0.36	$0.27
Earnings per share-diluted	$0.10	$0.12	$0.35	$0.27

Outstanding common stock equivalents having no dilutive effect	1,102,810	826,441	1,121,071	870,738
(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI in AOCI	Fair Value
	(In thousands, Unaudited)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$10	$—	$—	$310
Corporate securities	10,156	56	(21)	—	10,191
	10,456	66	(21)	—	10,501
Private label commercial mortgage related securities	2,157	9	—	—	2,166
Agency residential mortgage related securities	260,170	2,753	(6,683)	—	256,240
Total mortgage related securities	262,327	2,762	(6,683)	—	258,406
Total available-for-sale securities	$272,783	$2,828	$(6,704)	$—	$268,907

Held-to-Maturity Securities:

Agency residential mortgage related securities	$70,928	$843	$(1,170)	$—	$70,601
Total mortgage related securities	70,928	843	(1,170)	—	70,601
Total held-to-maturity securities	$70,928	$843	$(1,170)	$—	$70,601

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI in AOCI	Fair Value
	(In thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$14	$—	$—	$314
Corporate securities	12,207	91	(121)	—	12,177
	12,507	105	(121)	—	12,491
Private label commercial mortgage related securities	6,119	78	—	—	6,197
Agency residential mortgage related securities	270,461	7,023	(65)	—	277,419
Total mortgage related securities	276,580	7,101	(65)	—	283,616
Total available-for-sale securities	$289,087	$7,206	$(186)	$—	$296,107

Held-to-Maturity Securities:

Agency residential mortgage related securities	$28,369	$1,082	$—	$—	$29,451
Total mortgage related securities	28,369	1,082	—	—	29,451
Total held-to-maturity securities	$28,369	$1,082	$—	$—	$29,451

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	2,979	(21)	2,979	(21)
	—	—	2,979	(21)	2,979	(21)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	205,530	(6,683)	—	—	205,530	(6,683)
Total mortgage related securities	205,530	(6,683)	—	—	205,530	(6,683)
Total available-for-sale securities	$205,530	$(6,683)	$2,979	$(21)	$208,509	$(6,704)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$38,738	$(1,170)	$—	$—	$38,738	$(1,170)
Total mortgage related securities	38,738	(1,170)	—	—	38,738	(1,170)
Total held-to-maturity securities	$38,738	$(1,170)	$—	$—	$38,738	$(1,170)
Total Temporarily Impaired Securities	$244,268	$(7,853)	$2,979	$(21)	$247,247	$(7,874)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	2,879	(121)	2,879	(121)
	—	—	2,879	(121)	2,879	(121)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	29,092	(65)	—	—	29,092	(65)
Total mortgage related securities	29,092	(65)	—	—	29,092	(65)
Total available-for-sale securities	$29,092	$(65)	$2,879	$(121)	$31,971	$(186)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$—	$—	$—	$—	$—	$—
Total mortgage related securities	—	—	—	—	—	—
Total held-to-maturity securities	$—	$—	$—	$—	$—	$—
Total Temporarily Impaired Securities	$29,092	$(65)	$2,879	$(121)	$31,971	$(186)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

During the three months ended September 30, 2013, no securities were sold. During the nine months ended September 30, 2013, the Company sold seven mortgage related securities with an amortized cost of $9.0 million and recognized gross gains of $532,000.

The Company evaluates a variety of factors when concluding whether a security is other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the security, the underlying rating of the issuer, and the presence of credit enhancements.

At September 30, 2013, gross unrealized losses totaled $7.9 million.  One corporate security, with a fair value of $3.0 million and an unrealized loss position of $21,000, had an unrealized loss position for twelve months or longer as of September 30, 2013.  This security has a rating of "Baa2."  The remaining securities in an unrealized loss position at September 30, 2013 have been in an unrealized loss position for less than twelve months.  These securities consist of 95 agency residential mortgage related securities whose fair value primarily fluctuates with changes in market conditions for the underlying securities and changes in the interest rate environment.  The fair value of these agency residential mortgage related securities totaled $244.3 million and the unrealized loss totaled $7.9 million. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that it will be required to sell these securities before a recovery of fair value, which may be maturity.  Upon review of the attributes of the individual securities, the Company concluded these securities were not other-than-temporarily impaired.

As of September 30, 2013, the Company held two private label commercial mortgage related securities ("CMBS") with an amortized cost of $2.2 million.  These securities had a net unrealized gain of $9,000 at September 30, 2013 and both individual securities were held at an unrealized gain.  As of December 31, 2012, the Company held three private label CMBS with an amortized cost of $6.1 million.  These securities had a net unrealized gain of $78,000 at December 31, 2012 and all individual securities were held at an unrealized gain.

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

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following schedules provide a summary of the components of net investment securities gains (losses) in the Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013					Nine Months Ended September 30, 2013
	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)
	(In thousands, Unaudited)					(In thousands, Unaudited)
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—
Private label residential mortgage related security	—	—	—	—	—	—	—	—	—	—
Private label commercial mortgage related securities	—	—	—	—	—	—	—	—	—	—
Agency residential mortgage related securities	—	—	—	—	—	532	—	—	—	532
Total mortgage related securities	—	—	—	—	—	532	—	—	—	532
Total securities available-for-sale	$—	$—	$—	$—	$—	$532	$—	$—	$—	$532

	Three Months Ended September 30, 2012					Nine Months Ended September 30, 2012
	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)
	(In thousands, Unaudited)					(In thousands, Unaudited)
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$64	$—	$—	$—	$64
Corporate securities	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	64	—	—	—	64
Private label residential mortgage related security	—	—	—	—	—	—	(87)	—	—	(87)
Private label commercial mortgage related securities	—	—	—	—	—	—	—	—	—	—
Agency residential mortgage related securities	—	—	—	—	—	2,363	—	—	—	2,363
Total mortgage related securities	—	—	—	—	—	2,363	(87)	—	—	2,276
Total securities available-for-sale	$—	$—	$—	$—	$—	$2,427	$(87)	$—	$—	$2,340

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2013 and December 31, 2012 by contractual maturity are as follows:

		Available-for-Sale		Held-to-Maturity
		Amortized Cost	Fair Value	Amortized Cost	Fair Value

		(In thousands)
September 30, 2013	(Unaudited)
Due in one year or less		$1,987	$2,000	$—	$—
Due after one year through five years		8,469	8,501	—	—
Due after five years through ten years		—	—	—	—
Due after ten years		—	—	—	—
Total mortgage related securities		262,327	258,406	70,928	70,601
		$272,783	$268,907	$70,928	$70,601

December 31, 2012
Due in one year or less		$2,019	$2,032	$—	$—
Due after one year through five years		10,488	10,459	—	—
Due after five years through ten years		—	—	—	—
Due after ten years		—	—	—	—
Total mortgage related securities		276,580	283,616	28,369	29,451
		$289,087	$296,107	$28,369	$29,451

Securities with a carrying value of $7.9 million and $8.3 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $35.4 million and $46.6 million at September 30, 2013 and December 31, 2012, respectively, were used to secure other borrowed funds.   See Note 7.

Securities with a carrying value of $724,000 and $892,000 at September 30, 2013 and December 31, 2012, respectively, were used to secure derivative transactions.

NOTE 3 - LOANS

The composition of net loans at September 30, 2013 and December 31, 2012 is provided below:

	September 30, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
Real estate loans:
One- to four-family	$133,006	$158,828
Multi-family and commercial	399,340	368,948
Construction	6,435	22,591
	538,781	550,367
Consumer loans	23,399	30,585
Commercial and industrial loans	149,559	113,820
Total loans	711,739	694,772
Deferred loan origination (fees) cost, net	(67)	263
Allowance for loan losses	(11,128)	(11,170)
Net loans	$700,544	$683,865

NOTE 3 - LOANS (CONTINUED)

The following table presents changes in the allowance for loan losses:

	Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2012
	(In thousands)
	(Unaudited)
Balance, beginning	$11,170	$12,075	$12,075
Provision for loan losses	532	3,036	3,478
Loans charged off	(647)	(3,952)	(4,527)
Recoveries	73	61	144
Balance, ending	$11,128	$11,220	$11,170

The following tables present changes in the allowance for loan losses by loan segment for the nine months ended September 30, 2013 and the year ended December 31, 2012.

	Nine Months Ended September 30, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Balance, beginning	$642	$6,327	$873	$232	$2,630	$466	$11,170
(Credit) provision for loan losses	(139)	1,256	(487)	(7)	(45)	(46)	532
Loans charged off	(115)	(463)	—	(69)	—	—	(647)
Recoveries	35	12	—	26	—	—	73
Balance, ending	$423	$7,132	$386	$182	$2,585	$420	$11,128

	Year Ended December 31, 2012
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$1,760	$6,112	$869	$455	$2,657	$222	$12,075
Provision (credit) for loan losses	286	1,064	252	1,659	(27)	244	3,478
Loans charged off	(1,408)	(887)	(340)	(1,892)	—	—	(4,527)
Recoveries	4	38	92	10	—	—	144
Balance, ending	$642	$6,327	$873	$232	$2,630	$466	$11,170

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the breakdown of impaired loans by loan segment as of September 30, 2013 and December 31, 2012.

September 30, 2013
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$1,981	$1,036	$—	$3,017	$3,017	$—
Multi-family and commercial	2,966	6,215	—	9,181	8,825	356
Construction	3,991	—	—	3,991	3,991	—
Consumer loans	119	14	—	133	133	—
Commercial and industrial	—	—	—	—	—	—
Total	$9,057	$7,265	$—	$16,322	$15,966	$356

December 31, 2012
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$3,355	$507	$—	$3,862	$3,862	$—
Multi-family and commercial	5,284	6,867	—	12,151	11,770	381
Construction	6,434	—	—	6,434	6,434	—
Consumer loans	2,051	14	—	2,065	203	1,862
Commercial and industrial	—	—	—	—	—	—
Total	$17,124	$7,388	$—	$24,512	$22,269	$2,243

For the nine months ended September 30, 2013 and 2012, the average recorded investment in impaired loans was $17.4 million and $26.9 million, respectively.  The interest income recognized on these impaired loans was $296,000 and $248,000 for the nine months ended September 30, 2013 and 2012, respectively.

Loans on which the accrual of interest has been discontinued amounted to $9.1 million at September 30, 2013 and $17.1 million at December 31, 2012.  If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $521,000 and $1.5 million for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.  There were $1.6 million and $0 of loans past due 90 days or more and still accruing interest at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, five troubled debt restructurings (“TDRs”), totaling $4.3 million, are excluded from the accruing TDR column above as they are included in the nonaccrual loans column.  Of this amount, $4.0 million relates to two construction loans.  The Bank has commitments of $442,000 to lend additional funds related to these construction loans.  Additionally, the Bank had three residential loan TDRs totaling $282,000 which are included in the nonaccrual loans and total impaired loans columns. One multi-family and commercial TDR, totaling $1.6 million, is included in the Accruing TDRs column. This loan is past due 90 days or more and is still accruing interest, as discussed above.

At December 31, 2012, seven TDRs totaling $6.9 million are excluded from the accruing TDR column as they are included in nonaccrual loans and total impaired loans columns.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of September 30, 2013 and December 31, 2012.

September 30, 2013	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDR's	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$156	$2	$—	$158	$265	$423
Multi-family and commercial	595	682	—	1,277	5,855	7,132
Construction	333	—	—	333	53	386
Consumer loans	6	—	—	6	176	182
Commercial and industrial	—	—	—	—	2,585	2,585
Unallocated	—	—	—	—	420	420
Total allowance for loan losses	$1,090	$684	$—	$1,774	$9,354	$11,128

December 31, 2012	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDR's	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$337	$5	$—	$342	$300	$642
Multi-family and commercial	530	948	—	1,478	4,849	6,327
Construction	449	—	—	449	424	873
Consumer loans	10	1	—	11	221	232
Commercial and industrial	—	—	—	—	2,630	2,630
Unallocated	—	—	—	—	466	466
Total allowance for loan losses	$1,326	$954	$—	$2,280	$8,890	$11,170

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty, which results in a TDR.  TDRs are impaired loans.  TDRs typically result from the Company’s loss mitigation activities, which, among other activities, could include extension of maturity, rate reductions, payment extension, and/or principal forgiveness.

At December 31, 2012, the Bank had fourteen TDRs, totaling $14.3 million. At September 30, 2013, ten of these TDRs, totaling $10.9 million, remained. These TDRs consisted of:
•two construction loans totaling $4.0 million;
•two multi-family and commercial real estate loans totaling $6.2 million;
•five residential loans totaling $696,000; and
•one consumer loan totaling $14,000.

In addition, there were two new residential loan TDRs added during the nine months ended September 30, 2013, which totaled $622,000 at September 30, 2013. The Bank agreed to modified terms with the borrowers, which included delayed repayment of principal and interest. The Bank had twelve TDRs totaling $11.5 million at September 30, 2013.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth a summary of the TDR activity for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013					Nine Months Ended September 30, 2013
				TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months					TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months

	Restructured Current Period					Restructured Current Period

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands, Unaudited)					(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	1	$141	$141	—	$—	2	$622	$622	—	$—
Multi-family and commercial	—	—	—	1	1,640	—	—	—	1	1,640
Construction	—	—	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—	—
Total	1	$141	$141	1	$1,640	2	$622	$622	1	$1,640

	Three Months Ended September 30, 2012					Nine Months Ended September 30, 2012
				TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months					TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months

	Restructured Current Period					Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands, Unaudited)					(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	—	$—	$—	3	$254	3	$400	$400	3	$254
Multi-family and commercial	—	—	—	—	—	1	519	519	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Consumer loans	1	14	14	1	8	1	14	14	1	8
Commercial and industrial	—	—	—	—	—	—	—	—	—	—
Total	1	$14	$14	4	$262	5	$933	$933	4	$262

NOTE 3 - LOANS (CONTINUED)

The following table sets forth past due loans by segment as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
	(Unaudited)
One- to four-family real estate	$1,363	$256	$18	$284
Multi-family and commercial real estate	—	277	—	1,691
Construction	—	—	—	—
Consumer	118	36	23	51
Commercial and industrial	—	—	—	—
Total	$1,481	$569	$41	$2,026

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

The following tables set forth criticized and classified loans by segment as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands, Unaudited)
Pass and Pass watch	$131,025	$378,567	$2,443	$23,280	$146,243	$681,558
Special mention	—	13,533	—	—	3,316	16,849
Substandard	1,981	7,240	3,992	119	—	13,332
Doubtful	—	—	—	—	—	—
Total loans	$133,006	$399,340	$6,435	$23,399	$149,559	$711,739

	December 31, 2012
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$155,473	$347,150	$16,157	$28,534	$110,032	$657,346
Special mention	—	6,733	—	—	3,633	10,366
Substandard	3,355	15,065	6,434	2,051	155	27,060
Doubtful	—	—	—	—	—	—
Total loans	$158,828	$368,948	$22,591	$30,585	$113,820	$694,772

NOTE 4 - DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered an interest rate swap with a current notional amount of $896,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%.  The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $148,000 and $203,000 at September 30, 2013 and December 31, 2012, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments.”

On October 12, 2011, the Company entered an interest rate swap with a current notional amount of $1.5 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%.  The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $15,000 and $105,000 at September 30, 2013 and December 31, 2012, respectively.  The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations.  Hedge ineffectiveness resulted in income of $1,000 and $2,000 for the three months ended September 30, 2013 and September 30, 2012, respectively. Hedge ineffectiveness resulted in income of $15,000 and a loss of $5,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

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

At September 30, 2013, there were five variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $19.7 million, and remaining maturities ranging from 6 to 9 years.  At December 31, 2012, there were four variable-rate to fixed-rate interest swap transactions between the third-party financial institution and our customers with a notional amount of $13.3 million, and remaining maturities ranging from 7 to 10 years.  The fair value of the swaps to the customers was an asset of $719,000 and a liability of $213,000 as of September 30, 2013 and December 31, 2012, respectively, and all swaps were in receiving positions from the third-party financial institution at September 30, 2013.  As of September 30, 2013 and December 31, 2012, the fair value of the Company’s interest rate swap credit derivatives was a liability of $5,000 and $12,000, respectively.  During the three months ended September 30, 2013 and 2012, the Company recognized income of $1,000 and $34,000, respectively, from interest rate swap credit derivatives. During the nine months ended September 30, 2013 and 2012, the Company recognized income of $7,000 and $36,000, respectively, from interest rate swap credit derivatives.

At September 30, 2013, there were two foreign currency swap transactions between the third-party financial institution and our customers with a notional amount aggregating approximately $150,000, and remaining maturity of one month.  The aggregate fair value of these swaps to the customers was an asset of $5,000 as of September 30, 2013.  At September 30, 2013, the fair value of the Company’s credit derivatives was $0.  At December 31, 2012, there were no foreign currency swap transactions between the third-party financial institution and our customers.  During the three months ended September 30, 2013 and 2012, the Company recognized income of $0 and $4,000, respectively, from foreign currency swap credit derivatives. During the nine months ended September 30, 2013 and 2012, the Company recognized income of $2,000 and $33,000, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 5- MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of these loans were $28.5 million, $36.6 million and $38.8 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.  The Company received fees, net of amortization, from the servicing of loans of ($4,000) and ($12,000) during the nine months ended September 30, 2013 and September 30, 2012, respectively.

The following table summarizes mortgage servicing rights activity for the nine months ended September 30, 2013 and 2012:

		Servicing Rights	Valuation Allowance	Net Carrying Value
		(In thousands, Unaudited)
Balance at	December 31, 2012	$325	$(155)	$170
Additions		—	50	50
Amortization		(63)	—	(63)
Balance at	September 30, 2013	$262	$(105)	$157

Balance at	December 31, 2011	$455	$(139)	$316
Reductions		—	(16)	(16)
Amortization		(101)	—	(101)
Balance at	September 30, 2012	$354	$(155)	$199

At September 30, 2013, December 31, 2012 and September 30, 2012, the fair value of the mortgage servicing rights (“MSRs”) was $157,000, $170,000 and $199,000, respectively.  The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.  Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates.  The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk.  Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 6 - DEPOSITS

Deposits and their respective weighted average interest rate at September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013		December 31, 2012
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
	(Unaudited)
Noninterest-bearing demand accounts	—%	$115,338	—%	$108,176
NOW accounts	0.22	80,701	0.22	70,199
Money market accounts	0.20	84,598	0.19	97,318
Savings and club accounts	0.13	95,358	0.14	99,046
Brokered deposits	0.63	73,871	0.51	50,637
Certificates of deposit	1.34	233,142	1.59	262,033
	0.60%	$683,008	0.71%	$687,409

NOTE 7 - BORROWINGS

Federal Home Loan Bank Advances

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.  As of September 30, 2013, the Bank had $214.2 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
(In thousands, Unaudited)
August 2014	$10,000	0.52%	Not Applicable	Not Applicable
September 2014	15,000	0.41	Not Applicable	Not Applicable
December 2014	15,000	0.43	Not Applicable	Not Applicable
March 2015	10,000	0.49	Not Applicable	Not Applicable
April 2015	10,000	0.45	Not Applicable	Not Applicable
August 2015	10,000	0.68	Not Applicable	Not Applicable
March 2016	10,000	0.62	Not Applicable	Not Applicable
September 2016	5,000	0.75	Not Applicable	Not Applicable
September 2016	10,000	1.04	Not Applicable	Not Applicable
June 2017	5,000	0.94	Not Applicable	Not Applicable
November 2017	15,000	3.62	November 2013	LIBOR + 0.10%
November 2017	15,000	3.87	November 2013	LIBOR + 0.10%
December 2017	20,000	2.83	December 2013	LIBOR + 0.11%
	$150,000	1.52%

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

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $392.3 million at September 30, 2013.  Additionally, as of September 30, 2013, the Bank has a maximum borrowing capacity of $50.9 million with the Federal Reserve Bank of Philadelphia through the Discount Window.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount equal to at least 4.00% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.0% of the Bank’s “eligible assets.”  As of September 30, 2013, the Company’s minimum stock obligation was $9.8 million and a maximum stock obligation was $15.3 million.  The Company held $10.0 million in FHLB stock at that date.

NOTE 7 - BORROWINGS (CONTINUED)

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks under security repurchase agreements totaled $30.0 million at September 30, 2013.  These borrowings contractually mature with dates ranging from September 2018 through November 2018. As disclosed in the table below, two of the borrowings may be called by the lender based on the underlying agreements.  Accordingly, the contractual maturities below may differ from actual maturities.

			Next Call Date	Subsequent Call Frequency
Maturity Date	Amount	Coupon Rate
(In thousands, Unaudited)
September 2018	$10,000	3.40%	Not Applicable	Not Applicable
September 2018	5,000	3.20	Not Applicable	Not Applicable
October 2018	5,000	3.15	October 2013	Quarterly
October 2018	5,000	3.27	Not Applicable	Not Applicable
November 2018	5,000	3.37	November 2013	Not Applicable
	$30,000	3.30%

Mortgage backed securities with a fair value of $35.4 million at September 30, 2013 were used to secure these other borrowed funds.

Short Term Borrowings

As of September 30, 2013 and December 31, 2012, the Company had $61.6 million and $70.5 million, respectively, of short-term borrowings.  The short-term borrowings had blended weighted average rates of 0.32% and 0.30% at September 30, 2013 and December 31, 2012, respectively.  Short-term borrowings consist of overnight and term borrowings with an original maturity less than one year.  Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB.

NOTE 8 - STOCK BASED COMPENSATION

During the nine months ended September 30, 2013, the Company recorded $811,000 of stock based compensation expense comprised of stock option expense of $315,000 and restricted stock expense of $496,000. This compares to $873,000 of stock based compensation expense comprised of stock option expense of $350,000 and restricted stock expense of $523,000 during the nine months ended September 30, 2012.

The following is a summary of the Bancorp’s stock option activity and related information for the nine months ended September 30, 2013.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Unaudited)
Outstanding at December 31, 2012	877,669	$11.57	6.3 years	$4,461,000
Granted	255,650	17.00
Exercised	(9,811)	10.82
Forfeited/Cancelled	(100)	12.94
Outstanding at September 30, 2013	1,123,408	$12.81	6.4 years	$5,157,000
Exercisable at September 30, 2013	646,515	$11.31	4.7 years	$3,940,000

NOTE 8 - STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of the Bancorp’s unvested options as of September 30, 2013 and the changes therein during the nine months then ended.

		Number of Stock Options	Weighted Average Grant Date Fair Value
		(Unaudited)
Unvested at	December 31, 2012	310,661	$3.36
Granted		255,650	4.20
Vested		(89,418)	3.17
Forfeited / Cancelled		—	—
Unvested at	September 30, 2013	476,893	$3.85

Expected future expense relating to the 476,893 non-vested options outstanding as of September 30, 2013 is $1.6 million over a weighted average period of 3.9 years.

The fair value of the options granted in 2013 was estimated to be $4.20 to $4.45.  The fair value was based on the following assumptions:

Expected Dividend Yield			2.22%
Expected Volatility	31.11%	-	31.12%
Risk-Free Interest Rate	1.19%	-	1.74%
Expected Option Life in Years			6.5

The following is a summary of the status of the Bancorp’s restricted stock as of September 30, 2013 and changes therein during the nine months then ended.

		Number of Restricted Shares	Weighted Average Grant Date Fair Value
		(Unaudited)
Unvested at	December 31, 2012	130,557	$12.41
Granted		122,450	17.00
Vested		(26,826)	11.78
Forfeited / Cancelled		—	—
Unvested at	September 30, 2013	226,181	$14.97

Expected future compensation expense relating to the 226,181 restricted shares at September 30, 2013 is $3.0 million over a weighted average period of 4.0 years.

During the nine months ended September 30, 2013, the Bancorp granted 39,250 shares of performance based restricted stock to certain executive officers of the Company.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012:

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

Financial Assets Acquired from Debtors

The fair value of financial assets acquired from debtors are determined using valuations obtained from a third-party valuation firm who utilizes a discounted cash flow model to calculate the fair value of the assets.  The significant assumptions used in the valuation are the life expectancies of the insured parties, future premium payments and discount rates.

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

NOTE 9 - FAIR VALUE (CONTINUED)

The estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012 were as follows:

		September 30, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:		(Unaudited)
Cash and cash equivalents	Level 1	$6,415	$6,415	$25,090	$25,090
Available-for-sale securities:
Investment securities available-for-sale	Level 2	10,501	10,501	12,491	12,491
Private label commercial mortgage related securities	Level 3	2,166	2,166	6,197	6,197
Agency residential mortgage related securities	Level 2	256,240	256,240	277,419	277,419
Held-to-maturity securities:
Agency mortgage related securities	Level 2	70,928	70,601	28,369	29,451
Loans receivable, net	Level 3	700,544	701,677	683,865	686,867
FHLB stock	Level 3	10,013	10,013	8,097	8,097
Accrued interest receivable	Level 3	3,267	3,267	3,223	3,223
Mortgage servicing rights	Level 2	157	157	170	170
Financial assets acquired from debtors	Level 3	2,058	2,058	3,714	3,714
Financial liabilities:
Savings and club accounts	Level 2	95,358	95,358	99,046	99,046
Demand, NOW and money market deposits	Level 2	280,637	280,637	275,693	275,693
Brokered deposits	Level 2	73,871	73,599	50,637	50,715
Certificates of deposit	Level 2	233,142	234,996	262,033	264,694
Short-term borrowings	Level 2	61,600	61,600	70,500	70,500
FHLB advances	Level 2	150,000	154,100	110,000	115,767
Other borrowed funds	Level 2	30,000	32,450	30,000	33,651
Accrued interest payable	Level 2	314	314	330	330
Derivative contracts	Level 2, 3	167	167	320	320

The following financial instruments were classified as Level 3 and carried at fair value as of September 30, 2013:

•
Private label CMBS, the fair value of which are difficult to determine because they are not actively traded in securities markets.  The net unrealized gain in the private label CMBS portfolio was $9,000 and $78,000 at September 30, 2013 and December 31, 2012, respectively.

•
Two commercial loans, since lending credit risk is not an observable input for these loans (see Note 4).  The unrealized gain on the two loans was $163,000 at September 30, 2013 compared to $293,000 at December 31, 2012.

•
Financial assets acquired from debtors, which are valued using a discounted cash flow model which contains significant unobservable inputs.  Losses resulting from changes in fair value, totaling $4.5 million for the nine month period ended September 30, 2013, were recorded in assets acquired through foreclosure expense in the consolidated statements of operations.

•
Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input.  The liability resulting from credit derivatives was $5,000 at September 30, 2013 and $12,000 at December 31, 2012.

NOTE 9 - FAIR VALUE (CONTINUED)

The following measures were made on a recurring basis as of September 30, 2013 and December 31, 2012.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$310	$—	$310	$—
Corporate securities	10,191	—	10,191	—
Private label commercial mortgage related securities	2,166	—	—	2,166
Agency residential mortgage related securities	256,240	—	256,240	—
Loans (1)	2,599	—	—	2,599
Financial assets acquired from debtors	2,058	—	—	2,058
Derivative contracts (1)	(167)	—	(162)	(5)
Total	$273,397	$—	$266,579	$6,818

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$314	$—	$314	$—
Corporate securities	12,177	—	12,177	—
Private label commercial mortgage related securities	6,197	—	—	6,197
Agency residential mortgage related securities	277,419	—	277,419	—
Loans (1)	2,806	—	—	2,806
Financial assets acquired from debtors	3,714	—	—	3,714
Derivative contracts (1)	(320)	—	(308)	(12)
Total	$302,307	$—	$289,602	$12,705
(1)          Such financial instruments are recorded at fair value as further described in Note 4.

The following measures were made on a non-recurring basis as of September 30, 2013 and December 31, 2012:

Loans, which were partially charged off at September 30, 2013 and December 31, 2012.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

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

NOTE 9 - FAIR VALUE (CONTINUED)

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

		Balance	(Level 1)	(Level 2)	(Level 3)
September 30, 2013	(Unaudited)		(In thousands)
Loans		$817	$—	$—	$817
Mortgage servicing rights		157	—	157	—
Other real estate owned		4,530	—	—	4,530
Total		$5,504	$—	$157	$5,347

December 31, 2012
Loans		$2,951	$—	$—	$2,951
Mortgage servicing rights		170	—	170	—
Other real estate owned		4,810	—	—	4,810
Total		$7,931	$—	$170	$7,761

The following tables include a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3) for the periods of December 31, 2012 to September 30, 2013 and December 31, 2011 to September 30, 2012.

Nine Months Ended September 30, 2013
	Private Label Residential Mortgage Related Security	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2012	$—	$6,197	$(12)	$3,714	$2,806	$12,705
Purchases/additions	—	—	—	1,994	—	1,994
Sales	—	—	—	—	—	—
Payments (received) made	—	(3,959)	—	830	(77)	(3,206)
Premium amortization, net	—	(3)	—	—	—	(3)
(Decrease)/increase in value	—	(69)	7	(4,480)	(130)	(4,672)
Ending balance, September 30, 2013	$—	$2,166	$(5)	$2,058	$2,599	$6,818

Nine Months Ended September 30, 2012
	Private Label Residential Mortgage Related Security	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2011	$122	$8,906	$—	$—	$2,877	$11,905
Purchases/additions	—	—	(36)	2,404	—	2,368
Sales	(70)	—	—	—	—	(70)
Payments (received) made	(7)	(2,432)	—	282	(70)	(2,227)
Premium amortization, net	—	—	—	—	—	—
(Decrease)/increase in value	(45)	(9)	5	(82)	46	(85)
Ending balance, September 30, 2012	$—	$6,465	$(31)	$2,604	$2,853	$11,891

There were no transfers made between levels during the nine months ended September 30, 2013 or 2012.

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

ASU No. 2013-10-Derivatives and Hedging (Topic 815)-Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the Fed funds effective swap rate (OIS) to be used as a U.S. benchmark interest rate, in addition to the U.S. Treasury rate and LIBOR, for hedge accounting purposes. The ASU also permits using different benchmark rates for similar hedges. This ASU is effective immediately and may only be applied on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The impact of adopting this ASU was not material to the Company.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets were $1.11 billion at September 30, 2013 and $1.09 billion at December 31, 2012.  Total loans were $700.5 million at September 30, 2013, an increase of $16.7 million, or 2.4%, from $683.9 million at December 31, 2012.  Total commercial loans increased $50.0 million, or 9.9%, comprised of increases of $30.4 million in multi-family and commercial real estate loans and $35.7 million in commercial and industrial loans, partially offset by a decrease of $16.2 million in commercial construction loans.  During the nine months ended September 30, 2013, one- to four-family residential mortgage loans decreased $25.8 million and consumer loans decreased $7.2 million due to normal amortization exceeding new loans originated.  The increase in total commercial loans is consistent with the Company’s focus on growing its commercial business portfolio.  Total investments were $339.8 million at September 30, 2013, an increase of $15.4 million, or 4.7%, from $324.5 million at December 31, 2012.  The increase was primarily from purchases of residential mortgage related securities.

Deposits decreased $4.4 million, or 0.6%, from $687.4 million at December 31, 2012 to $683.0 million at September 30, 2013.  During the nine months ended September 30, 2013, brokered deposits increased $23.2 million, NOW accounts increased $10.5 million and noninterest-bearing demand accounts increased $7.2 million.  Offsetting these increases were decreases in non-brokered certificates of deposit of $28.9 million, money market accounts of $12.7 million and savings and club accounts of $3.7 million.  The increase in brokered deposits is the result of the Company’s decision to continue to utilize this source of relatively low-cost funding. The Company had brokered deposits of $73.9 million at September 30, 2013 with an original weighted average term of 2.2 years and a weighted average rate of 0.63%. The increase in NOW accounts is driven by increases in the Company’s Advantage Checking product. The increase in noninterest-bearing demand accounts is primarily due to deposits obtained from commercial borrowing relationships. The decrease in non-brokered certificates of deposit, money market deposits and savings and club accounts is primarily due to the Company not offering pricing promotions and instead maintaining its rates at the midpoint of the market.  FHLB advances increased $40.0 million, or 36.4%, from $110.0 million at December 31, 2012 to $150.0 million at September 30, 2013 due to incremental term borrowings during 2013. Short-term borrowings decreased $8.9 million, or 12.6%, from $70.5 million at December 31, 2012 to $61.6 million at September 30, 2013.

Stockholders’ equity decreased $7.2 million to $174.2 million at September 30, 2013 compared to $181.5 million at December 31, 2012 primarily due to stock repurchases of $3.7 million, dividends paid of $2.3 million and a decrease in accumulated other comprehensive income of $7.1 million, offset by net income of $4.0 million and stock based compensation activity of $1.8 million for the nine months ended September 30, 2013.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2013 and 2012

General.  Net income decreased $263,000, or 18.3%, to $1.2 million for the three months ended September 30, 2013, compared to $1.4 million for the three months ended September 30, 2012.  The decrease in net income was primarily due to increases in noninterest expense of $604,000 and provision for loan losses of $205,000, offset by an increase in noninterest income of $292,000 and a decrease in income tax expense of $255,000.

Net income increased $882,000, or 27.9%, to $4.0 million for the nine months ended September 30, 2013, compared to $3.2 million for the nine months ended September 30, 2012.  The increase in net income was due to a decrease in the provision for loan losses of $2.5 million and an increase in net interest income of $128,000, offset by a decrease in noninterest income of $1.3 million and increases in noninterest expenses of $247,000 and tax expense of $214,000.

Net Interest Income.  Net interest income was $8.2 million for the three months ended September 30, 2013 and 2012. Total interest income decreased $390,000 for the three months ended September 30, 2013 compared to the same period in 2012. Total interest expense decreased $389,000 for the three months ended September 30, 2013 compared to the same period in 2012.  The decrease in total interest income was primarily due to a decrease in the yield on interest-earning assets from 4.25% to 3.81% offset by a $71.0 million increase in the average balance of interest-earning assets.  The decrease in yield was primarily due to decreases in the yields on total loans from 5.02% to 4.63% and mortgage related securities from 2.56% to 2.16%.  The decrease in yield reflects a reduction in the overall interest rate environment during 2011, 2012 and the first nine months of 2013.  The increase in the average balance of interest-earning assets was primarily due to a $40.0 million increase in mortgage related securities and a $26.6 million increase in total loans.  The decrease in total interest expense was due to a decrease in the cost of interest-bearing liabilities from 1.25% to 0.94% offset by a $71.0 million increase in average interest-bearing liabilities.  The decrease in the average cost of interest-bearing liabilities was due to a decrease in the average cost of borrowings from 2.36% to 1.44% and a decrease in the average cost of interest-bearing deposits from 1.03% to 0.74%.  The decrease in the average cost of borrowings reflects a reduction in the overall interest rate environment and the Company's strategy to utilize shorter-term lower cost funding vehicles. The decrease in the average cost of interest-bearing deposits reflects a reduction in the overall interest rate environment during 2011, 2012 and the first nine months of 2013 coupled with maturities of higher rate certificates of deposit and reduced rates on other deposit products.

Net interest income increased $128,000, or 0.5%, to $24.0 million for the nine months ended September 30, 2013 compared to $23.9 million for the same period in 2012, primarily due to a decrease in total interest expense of $2.2 million offset by a decrease in total interest income of $2.0 million.  The decrease in total interest expense was due to a decrease in the cost of interest-bearing liabilities from 1.48% to 0.99% offset by a $63.1 million increase in average interest-bearing liabilities.  The decrease in the average cost of interest-bearing liabilities was due to a decrease in the average cost of borrowings from 2.97% to 1.58% and a decrease in the average cost of interest-bearing deposits from 1.14% to 0.78%.  The decrease in the average cost of borrowings is primarily due to the termination of FHLB advances and other borrowed funds totaling $56.3 million, with an average cost of funds of 3.50%, during the three months ended June 30, 2012 coupled with a reduction in the overall interest rate environment and the Company's strategy to utilize shorter-term lower cost funding vehicles. The decrease in the average cost of interest-bearing deposits reflects a reduction in the overall interest rate environment during 2011, 2012 and the first nine months of 2013 coupled with maturities of higher rate certificates of deposit and reduced rates on other deposit products. The decrease in total interest income was primarily due to a decrease in the yield on interest-earning assets from 4.33% to 3.79% offset by a $70.0 million increase in the average balance of interest-earning assets.  The decrease in yield was primarily due to decreases in the yields on total loans from 5.15% to 4.67% and mortgage related securities from 2.74% to 2.14%.  The decrease in yield reflects a reduction in the overall interest rate environment during 2011, 2012 and the first nine months of 2013.  The increase in the average balance of interest-earning assets was primarily due to a $46.1 million increase in mortgage related securities and a $27.0 million increase in total loans.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2013 and 2012.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2012			2013			2012
		Interest and Dividends			Interest and Dividends			Interest and Dividends			Interest and Dividends
	Average Balance		Yield/ Cost	Average Balance		Yield/ Cost	Average Balance		Yield/ Cost	Average Balance		Yield/ Cost
Assets:	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$5,652	$1	0.03%	$5,741	$—	0.05%	$5,540	$2	0.04%	$7,213	$5	0.10%
Mortgage related securities
Available-for-sale	264,635	1,472	2.23%	261,232	1,747	2.67%	283,912	4,642	2.18%	246,942	5,363	2.90%
Held-to-maturity	70,248	335	1.91%	33,682	141	1.68%	45,876	654	1.90%	36,736	459	1.67%
Total mortgage related securities	334,883	1,807	2.16%	294,914	1,888	2.56%	329,788	5,296	2.14%	283,678	5,822	2.74%
Taxable securities	21,012	92	1.74%	17,207	60	1.38%	20,899	221	1.41%	21,734	231	1.41%
Nontaxable securities	—	—	—%	4	1	87.75%	—	—	—%	984	34	4.65%
Loans:
Residential loans	136,963	1,618	4.73%	174,127	2,106	4.84%	146,303	5,144	4.69%	182,600	6,752	4.93%
Commercial loans	547,250	6,326	4.59%	470,864	6,076	5.13%	522,996	18,210	4.66%	444,956	17,726	5.32%
Consumer loans	23,964	297	4.97%	36,584	400	4.37%	26,383	965	4.88%	41,149	1,314	4.26%
Total Loans	708,177	8,241	4.63%	681,575	8,582	5.02%	695,682	24,319	4.67%	668,705	25,792	5.15%
Allowance for loan losses	(10,854)			(11,615)			(11,420)			(11,836)
Net loans	697,323	8,241		669,960	8,582		684,262	24,319		656,869	25,792
Total interest-earning assets	1,058,870	10,141	3.81%	987,826	10,531	4.25%	1,040,489	29,838	3.79%	970,478	31,884	4.33%
Noninterest-earning assets	50,589			44,930			49,905			43,720
Total assets	$1,109,459			$1,032,756			$1,090,394			$1,014,198
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$167,691	$88	0.21%	$164,733	$138	0.33%	$165,711	258	0.21%	$164,706	444	0.36%
Savings accounts	97,209	33	0.13%	98,265	61	0.25%	98,042	99	0.14%	93,360	195	0.28%
Brokered deposits	62,112	95	0.61%	60,351	76	0.50%	63,253	279	0.59%	28,934	120	0.55%
Certificates of deposit	239,733	839	1.39%	285,853	1,303	1.81%	249,048	2,737	1.47%	298,409	4,227	1.89%
Total interest-bearing deposits	566,745	1,055	0.74%	609,202	1,578	1.03%	576,054	3,373	0.78%	585,409	4,986	1.14%
Short-term borrowings	64,672	45	0.28%	26,834	16	0.24%	46,792	94	0.27%	15,434	26	0.23%
FHLB advances	140,111	555	1.57%	64,484	450	2.78%	131,076	1,606	1.64%	77,504	1,892	3.26%
Other borrowed funds	30,000	254	3.36%	30,000	254	3.36%	30,000	753	3.36%	42,519	1,096	3.44%
Total borrowings	234,783	854	1.44%	121,318	720	2.36%	207,868	2,453	1.58%	135,457	3,014	2.97%
Total interest-bearing liabilities	801,528	1,909	0.94%	730,520	2,298	1.25%	783,922	5,826	0.99%	720,866	8,000	1.48%
Noninterest-bearing deposits	128,437			114,983			121,778			103,299
Other noninterest-bearing liabilities	6,080			3,529			7,115			4,576
Total liabilities	936,045			849,032			912,815			828,741
Stockholders’ equity	176,915			178,169			176,893			179,178
Accumulated comprehensive income	(3,501)			5,555			686			6,279
Total stockholders' equity	173,414			183,724			177,579			185,457
Total liabilities and stockholders’ equity	$1,109,459			$1,032,756			$1,090,394			$1,014,198
Net interest income		$8,232			$8,233			$24,012			$23,884
Interest rate spread			2.87%			3.00%			2.80%			2.85%
Net interest margin			3.06%			3.29%			3.05%			3.24%
Average interest-earning assets to average interest-bearing liabilities			132.11%			135.22%			132.73%			134.63%

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

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Compared to			Compared to
	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest and Dividend Income:	(In thousands)
Interest-earning demand deposits	$1	$—	$1	$(2)	$(1)	$(3)
Mortgage related securities
Available-for-sale	(298)	23	(275)	(1,525)	804	(721)
Held-to-maturity	40	154	194	81	114	195
Total mortgage related securities	(258)	177	(81)	(1,444)	918	(526)
Taxable securities	19	13	32	(1)	(9)	(10)
Nontaxable securities	—	(1)	(1)	—	(34)	(34)
Loans:
Residential loans	(38)	(450)	(488)	(266)	(1,342)	(1,608)
Commercial loans	(738)	988	250	(2,621)	3,105	484
Consumer loans	35	(138)	(103)	123	(472)	(349)
Total loans	(741)	400	(341)	(2,764)	1,291	(1,473)
Total interest-earning assets	(979)	589	(390)	(4,211)	2,165	(2,046)

Interest Expense:
NOW and money market deposits	(52)	2	(50)	(189)	3	(186)
Savings accounts	(27)	(1)	(28)	(106)	10	(96)
Brokered deposits	17	2	19	17	142	159
Certificates of deposit	(254)	(210)	(464)	(792)	(698)	(1,490)
Total interest-bearing deposits	(316)	(207)	(523)	(1,070)	(543)	(1,613)

Short-term borrowings	6	23	29	14	54	68
FHLB advances	(425)	530	105	(1,592)	1,306	(286)
Other borrowed funds	—	—	—	(21)	(322)	(343)
Total borrowings	(419)	553	134	(1,599)	1,038	(561)
Total interest-bearing liabilities	(735)	346	(389)	(2,669)	495	(2,174)
Net change in net interest income	$(244)	$243	$(1)	$(1,542)	$1,670	$128

Provision for Loan Losses. The Company recorded a provision for loan losses of $675,000 for the three months ended September 30, 2013, compared to $470,000 for the three months ended September 30, 2012. The provision for loan losses was lower for the three months ended September 30, 2012 primarily due to the payoff of two substandard loan relationships during that reporting period. The Company recorded a provision for loan losses of $532,000 for the nine months ended September 30, 2013, compared to $3.0 million for the nine months ended September 30, 2012. The decrease in provision for the nine months ended September 30, 2013 was primarily due to: (1) a reduced provision related to nonperforming loans; (2) a reduction in nonperforming loans and criticized and classified loans; and (3) a reduction in general reserve loss factors for commercial and industrial loans during 2013. The Company has experienced significant growth in its commercial and industrial segment of its loan portfolio since a middle market lending team was hired in the second half of 2009.  Initially, the general reserve loss factors for this segment were based on industry loss data and management judgment.  Beginning in 2012, loss factors for this segment were based on actual Company loss experience adjusted by qualitative risk adjustment factors.  The strong credit performance of this segment, evidenced by the fact that the Company has experienced no loan charge-offs in this segment since December 31, 2011, has resulted in a decrease in the qualitative risk adjustment factors used in developing the general reserve loss factors beginning during the three months ended June 30, 2013.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)

Nonaccruing Loans:
One- to four-family real estate	$1,981	$3,355
Multi-family and commercial real estate	2,966	5,284
Construction	3,991	6,434
Consumer	119	2,051
Commercial and industrial	—	—
Total	9,057	17,124

Accruing Loans Past Due 90 Days or More:
Multi-family and commercial real estate	1,640	—
Total	$1,640	$—

Nonperforming Loans	10,697	17,124

Assets Acquired Through Foreclosure	6,588	8,524
Total Nonperforming Assets	$17,285	$25,648

Total nonperforming loans to total loans	1.50%	2.46%
Total nonperforming loans to total assets	0.97%	1.57%
Total nonperforming assets to total assets	1.56%	2.36%

Impaired Loans:
Nonaccruing loans	$9,057	$17,124
Troubled debt restructurings	7,265	7,388
Total impaired loans	$16,322	$24,512

The following tables set forth our nonaccrual loans by state and loan segment at September 30, 2013 and December 31, 2012. This table does not include accruing loans past due 90 days or more.

September 30, 2013
	One- to Four- Family Real Estate		Multi-family and Commercial Real Estate						Commercial and Industrial
					Construction		Consumer				Total
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
Pennsylvania	5	$1,130	3	$1,486	2	$3,991	4	$119	—	$—	14	$6,726
New Jersey	3	594	2	387	—	—	—	—	—	—	5	981
Delaware	2	257	1	1,093	—	—	—	—	—	—	3	1,350
Total	10	$1,981	6	$2,966	2	$3,991	4	$119	—	$—	22	$9,057

December 31, 2012
	One- to Four- Family Real Estate		Multi-family and Commercial Real Estate						Commercial and Industrial
					Construction		Consumer				Total
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
Pennsylvania	7	$1,399	1	$1,380	2	$6,434	8	$189	—	$—	18	$9,402
New Jersey	7	1,956	4	2,738	—	—	—	—	—	—	11	4,694
Delaware	—	—	1	1,166	—	—	—	—	—	—	1	1,166
Other	—	—	—	—	—	—	3	1,862	—	—	3	1,862
Total	14	$3,355	6	$5,284	2	$6,434	11	$2,051	—	$—	33	$17,124

At September 30, 2013, nonperforming assets were comprised of the following:

•
Two construction loans for residential developments, the largest of which is collateralized by land and improvements associated with a residential housing development located in Chester County, Pennsylvania. The other nonaccrual construction loan is collateralized by a residential housing development located in Montgomery County, Pennsylvania.

•	Seven multi-family and commercial real estate loans, the largest of which is secured by multi-use rental properties located in Montgomery County, Pennsylvania.

•	Ten one- to four-family loans, the largest of which is secured by a single-family home located in Montgomery County, Pennsylvania.

•	Four consumer loans which are secured by second or third lien mortgage positions.

•	Assets acquired through foreclosure consisting of two properties and nine insurance policies, with a total carrying value of $6.6 million.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	September 30, 2013		December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
One- to four-family real estate	$1,363	$256	$18	$284
Multi-family and commercial real estate	—	277	—	1,691
Construction	—	—	—	—
Consumer	118	36	23	51
Commercial and industrial	—	—	—	—
Total	$1,481	$569	$41	$2,026

At September 30, 2013, delinquent loans were comprised of thirteen different loan relationships.  Total delinquent loans decreased by $17,000 from December 31, 2012 to $2.1 million at September 30, 2013.

Noninterest Income.  The following table summarizes noninterest income for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Service charges and other fee income	$437	$364	$73	20.1%	$1,260	$1,138	$122	10.7%
Net gain on sale of assets acquired through foreclosure	303	8	295	3,687.5	484	135	349	258.5
Income on bank-owned life insurance	118	117	1	0.9	351	354	(3)	(0.8)
Equity in earnings of affiliate	135	210	(75)	(35.7)	470	445	25	5.6
Net gain on sale of investment securities	—	—	—	—	532	2,340	(1,808)	(77.3)
Other	36	38	(2)	(5.3)	125	99	26	26.3
Total Noninterest Income	$1,029	$737	$292	39.6%	$3,222	$4,511	$(1,289)	(28.6)%

Noninterest income increased $292,000 from the three months ended September 30, 2012 compared to the same period in 2013. This increase was driven by an increase in net gain on sale of assets acquired through foreclosure of $295,000. Service charges and other fee income increased $73,000, primarily due to increases in loan-related fees of $26,000 and deposit-related fees of $47,000.  The deposit-related fee increase is primarily driven by a $34,000 increase in cash management fees. Equity in earnings of affiliate decreased $75,000 due to decreased income on the Bank’s investment in PMA as a result of lower mortgage loan volume for the 2013 period.

Noninterest income decreased $1.3 million from the nine months ended September 30, 2012 compared to the same period in 2013. Net gain on sale of investment securities decreased $1.8 million due to the sale of $72.9 million of investment securities during the nine months ended September 30, 2012 compared to the sale of $9.0 million of investment securities during the nine months ended September 30, 2013. Net gain on sale of assets acquired through foreclosure increased $349,000. Service charges and other fee income increased $122,000, primarily due to increases in loan-related fees of $25,000 and deposit-related fees of $97,000.  Equity in earnings of affiliates increased $25,000 due to increased income on the Bank’s investment in PMA due to slightly higher mortgage loan volume for the 2013 period.

Noninterest Expense.  The following table summarizes noninterest expense for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Salaries, benefits and other compensation	$3,644	$3,458	$186	5.4%	$10,629	$10,150	$479	4.7%
Occupancy expense	403	415	(12)	(2.9)	1,243	1,294	(51)	(3.9)
Furniture and equipment expense	117	119	(2)	(1.7)	358	409	(51)	(12.5)
Data processing costs	390	441	(51)	(11.6)	1,155	1,359	(204)	(15.0)
Professional fees	474	369	105	28.5	1,250	1,327	(77)	(5.8)
Marketing expense	59	65	(6)	(9.2)	167	217	(50)	(23.0)
FDIC premiums	175	199	(24)	(12.1)	525	581	(56)	(9.6)
Assets acquired through foreclosure expense	1,370	962	408	42.4	4,465	1,115	3,350	300.4
Loss on extinguishment of debt	—	—	—	—	—	3,018	(3,018)	(100.0)
Other	370	370	—	—	1,192	1,267	(75)	(5.9)
Total Noninterest Expense	$7,002	$6,398	$604	9.4%	$20,984	$20,737	$247	1.2%

Noninterest expense increased $604,000 from the three months ended September 30, 2012 compared to the same period in 2013. Assets acquired through foreclosure expense increased $408,000, which related to an increase in valuation adjustments on assets acquired through foreclosure.  Valuation adjustments on assets acquired through foreclosure totaled $1.3 million for the three months ended September 30, 2013, which related solely to valuation adjustment on insurance policies. Valuation adjustments totaled $887,000 for the three months ended September 30, 2012.  Salaries, benefits and other compensation increased $186,000, or 5.4%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily as a result of increased staffing costs.  Professional fees increased $105,000 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to increased loan work-out expense.

Noninterest expense increased $247,000 from the nine months ended September 30, 2012 compared to the same period in 2013. Assets acquired through foreclosure expense increased $3.4 million, which resulted from an increase in valuation adjustments on assets acquired through foreclosure.  Valuation adjustments on assets acquired through foreclosure totaled $4.3 million for the nine months ended September 30, 2013, which was primarily driven by a $4.5 million valuation adjustment on insurance policies. Valuation adjustments on assets acquired through foreclosure for the nine months ended September 30, 2012 totaled $932,000.  Salaries, benefits and other compensation increased $479,000, or 4.7%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily as a result of increased staffing costs.  These increases were offset by a decrease in loss on extinguishment of debt of $3.0 million due to the extinguishment of debt totaling $56.3 million during the nine months ended September 30, 2012. No debt was extinguished during the nine months ended September 30, 2013. Data processing costs decreased $204,000 primarily due to the renegotiation of a data processing contract that became effective in January 2013.

Income Taxes. The income tax provision for the three and nine months ended September 30, 2013 was $411,000 and $1.7 million, respectively, compared to $666,000 and $1.5 million for the three and nine months ended September 30, 2012, respectively.  The Bancorp’s effective income tax rate was 25.9% and 29.3% for the three and nine months ended September 30, 2013, respectively, compared to 31.7% and 31.6% for the three and nine months ended September 30, 2012, respectively.  These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

Liquidity and Capital Management

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments and sales, security repayments, maturities and sales and funds available from the FHLB and Federal Reserve Bank.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loans and securities sales and prepayments are greatly influenced by general interest rates, economic conditions and competition.

The following table presents certain of our contractual obligations as of September 30, 2013 and December 31, 2012.

		Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations	Total
	(In thousands)
September 30, 2013
Operating lease obligations (1)	$1,010	$440	$570	$—	$—
FHLB advances and other borrowings (2)	255,001	89,906	76,035	74,018	15,042
Other long-term obligations (3)	3,524	1,652	1,872	—	—
Total	$259,535	$91,998	$78,477	$74,018	$15,042

December 31, 2012
Operating lease obligations (1)	$1,280	$399	$845	$36	$—
FHLB advances and other borrowings (2)	225,308	73,517	65,725	55,291	30,775
Other long-term obligations (3)	2,272	1,952	320	—	—
Total	$228,860	$75,868	$66,890	$55,327	$30,775
 _________________________________________________________________
(1)          Represents lease obligations for operations center, one loan production office and equipment.
(2)          Includes principal and projected interest payments.
(3)          Represents obligations to the Company’s third-party data processing provider (which was extended until December 2015 in January 2013) and other vendors.

We regularly adjust our investments in liquid assets and our short-term borrowing position based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) cash flows on our loans and investments; (4) yields available on interest-earning deposits and securities; and (5) the objectives of our asset/liability management policy.  We use a variety of measures to assess our liquidity needs, which are provided to our Asset/Liability Management Committee on a regular basis.  Our policy is to maintain net liquidity of at least 50% of our funding obligations over the next month.  Additionally, our policy is to maintain an amount of cash and short-term marketable securities equal to at least 15% of net deposits and liabilities that will mature in one year or less.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2013, cash and cash equivalents totaled $6.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $268.9 million at September 30, 2013.   In addition, at September 30, 2013, we had the ability to borrow a total of approximately $392.3 million from the FHLB of which we had $150.0 million outstanding.  As of September 30, 2013, the Bank also had a maximum borrowing capacity of $50.9 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of September 30, 2013, the Bank had overnight borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks.

At September 30, 2013, we had $158.0 million in commitments outstanding, which consisted of $16.2 million in home equity and consumer loan commitments, $128.3 million in commercial loan commitments, $12.8 million in standby letters of credit, and $714,000 in commercial letters of credit.

Certificates of deposit due within one year of September 30, 2013 totaled $181.4 million, including $34.6 million of brokered deposits, representing 59.1% of certificates of deposit at September 30, 2013, a decrease from 60.8% at December 31, 2012.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014.

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

The Bancorp is a separate entity and apart from the Bank and must provide for its own liquidity.  As of September 30, 2013, the Bancorp had $22.9 million in cash and cash equivalents compared to $29.6 million as of December 31, 2012. In addition to its operating expenses, Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.  Bancorp paid cash dividends of $0.06 per outstanding share of common stock during the first and second quarters of 2013 and $0.08 per outstanding share of common stock during the third quarter of 2013. Bancorp also repurchased 218,572 shares of common stock during the nine months ended September 30, 2013.

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

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2013, the Bank exceeded all applicable regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” under applicable regulatory guidelines as of September 30, 2013 and December 31, 2012.

	Ratio	Minimum to be Well Capitalized
September 30, 2013
Total risk-based capital (to risk-weighted assets)	20.02%	>10.0%
Tier 1 capital (to risk-weighted assets)	18.98%	> 6.0%
Tier 1 capital (to adjusted assets)	13.10%	> 5.0%

	Ratio	Minimum to be Well Capitalized
December 31, 2012
Total risk-based capital (to risk-weighted assets)	20.48%	>10.0%
Tier 1 capital (to risk-weighted assets)	19.45%	> 6.0%
Tier 1 capital (to adjusted assets)	12.90%	> 5.0%

Total stockholders’ equity to total assets was 15.7% at September 30, 2013 and 16.7% at December 31, 2012.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will continue to have an adverse impact on our return on equity until such funds can be deployed into higher yielding assets.  The Company may rely on capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

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

For the nine-month period ended September 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2013, there has not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. As of September 30, 2013, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During 2011, the Company announced two repurchase programs under which it would repurchase, in the aggregate, up to 15% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions.  On April 25, 2012, the Board of Directors approved an additional stock repurchase plan (the “April 2012 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (637,697 shares).  Under these plans, through September 30, 2013, the Company has purchased a total of 2.5 million shares at a cost of $33.4 million.  The Company did not repurchase any shares during the third quarter of 2013. There are currently 308,529 shares available to be purchased under the April 2012 Plan, which will continue until it is completed or terminated by the Company’s Board of Directors.

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
101.0 *
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

FOX CHASE BANCORP, INC.

Dated:	November 6, 2013	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated:	November 6, 2013	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)