Form 10-K
period 2013-12-31
Fox Chase Bancorp Inc
filed 2014-03-07
CIK 1485176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 _______________________________________________________________
FORM 10-K

__________________________________________________

(Mark One)

☒                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

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

_______________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________

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
Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2013 was approximately $191.4 million. Solely for purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be held by affiliates.

The number of shares outstanding of the registrant's common stock as of February 28, 2014 was 12,147,803.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2014 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K by reference.

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
Bancorp's business activities consist of the ownership of the Bank's capital stock and making loans to the Fox Chase Bank Employee Stock Ownership Plan (the "ESOP"). Bancorp does not own or lease any property. Instead, it uses the premises, equipment and other property of the Bank. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to the Bank. As a bank holding company, Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").
The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in its market areas. The Bank attracts deposits from the general public and uses those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial and consumer loans, which the Bank generally holds for investment. Fox Chase Bank also maintains an investment portfolio. The Bank is regulated by the Pennsylvania Department of Banking and Securities (the "Department") and the Federal Deposit Insurance Corporation (the "FDIC") and its deposits are insured up to applicable legal limits under the Deposit Insurance Fund administered by the FDIC. The Bank is also a member of the Federal Home Loan Bank (the "FHLB") of Pittsburgh.
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

Philadelphia Market Area.    The economy of our Philadelphia market area is primarily dominated by the service sector. According to published statistics, the population of the five-county area served by our branches totaled approximately 4.1 million in 2012. The Philadelphia market area is comprised of a highly-educated workforce and benefits from a diverse local economy as traditional employers in the manufacturing and financial services industry have been bolstered by growth in the life sciences and health care industries as well as the information technology and communication sectors. The median household and per capita income in Bucks, Chester, Delaware and Montgomery Counties significantly exceeds the comparable figures for Pennsylvania as a whole, while the median household and per capita income in Philadelphia County trails the comparable figures for Pennsylvania.
New Jersey Market Area.    The economy of Atlantic County is largely dependent upon the gaming industry in nearby Atlantic City, New Jersey. According to published statistics, Atlantic County's population in 2012 was approximately 275,000. The economy in Atlantic County has deteriorated as gaming revenues have declined significantly in recent years due to deteriorating economic conditions and increased gaming competition from other states. The economy in Cape May County relies on the tourism and hospitality industries. According to published statistics, Cape May County's population in 2012 was approximately 96,000. Additionally, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole.
Competition
We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the numerous financial institutions and credit unions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Credit unions generally do not pay federal income tax and, accordingly, are frequently able to offer customers higher rates on deposits and lower rates on loans and achieve similar levels of profitability as financial institutions that are required to pay federal income tax. We also face competition for investors' funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2013, which is the most recent date for which data is available from the FDIC, we held less than 1% of total deposits in counties where our offices are located. In addition, larger banks such as Bank of America, Wells Fargo, Santander Bank, Citizens Bank of PA, PNC Bank, and TD Bank also operate in our market areas. These institutions are significantly larger than us and, therefore, have greater resources.
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
We originate multi-family and commercial real estate loans with amortization terms generally up to 25 years, but commonly have a rate reset after 5 years and a principal maturity within 10 years. These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new principal maturity and on occasion, with a new amortization term. Interest rates and payments on our adjustable-rate loans generally are based on LIBOR, the Prime Interest Rate, Constant Maturity Treasury Index, or the Bank's cost of funds. Loans are secured by first mortgages that generally do not exceed 80% of the property's appraised value. We require all properties securing multi-family and commercial real estate loans to be appraised by a Bank-approved independent licensed appraiser and appraisals greater than $3.0 million receive an independent third party review. Many multi-family and commercial real estate loans also are supported by personal guarantees.
At December 31, 2013, our largest multi-family or commercial real estate relationship was a warehouse line of credit to Philadelphia Mortgage Advisors, a mortgage banker located in Plymouth Meeting, Pennsylvania, to which Fox Chase Bank has committed $18.0 million, of which $4.4 million is outstanding. Fox Chase Bank owns approximately 45% of Philadelphia Mortgage Advisors. The loan was performing in accordance with its contractual terms at December 31, 2013.
At December 31, 2013, our second largest multi-family or commercial real estate lending relationship is a $14.8 million loan to a real estate investment firm located in Philadelphia, Pennsylvania. This loan was performing in accordance with its contractual terms at December 31, 2013.
Commercial and Industrial Loans.    The second largest segment of our loan portfolio is commercial and industrial loans generally to professionals, sole proprietorships and small and mid-size businesses in our market area. We offer secured and unsecured commercial term loans, which have a maturity of greater than one year and the payment of which is dependent on future earnings and cash flows. The term for repayment of the loan will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally five to ten years. The unsecured term loan will generally have a term no longer than four years. We also offer revolving lines of credit, letters of credit and demand loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. We originate these loans on both a fixed-rate and adjustable-rate basis. Adjustable-rate loans are generally based on LIBOR or the Prime Interest Rate, although our policies permit interest rates to be based on the Constant Maturity Treasury Index or the federal funds rate and adjust on various periodic intervals. Where the borrower is a corporation, partnership or other entity, we may require significant equity holders to be co-borrowers or guarantors.
When making commercial and industrial loans, we consider the financial statements and/or tax returns of the borrower, the borrower's payment history of corporate debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the borrower operates, the value of the collateral, our assessment of management's ability and, when offered a personal guarantee, the guarantor's personal cash flow. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and may be supported by personal guarantees. Commercial and industrial loans that are secured, are generally made in amounts up to 80% of the value of the collateral securing the loan.
At December 31, 2013, our largest commercial and industrial loan relationship was a $17.0 million commitment to a firm that invests in multi-asset classes, including commercial real estate and commercial and industrial businesses, of which $10.7 million is outstanding. This loan was performing in accordance with its contractual terms at December 31, 2013.
At December 31, 2013, our second largest commercial and industrial loan relationship was a $15.7 million commitment to a loyalty marketing firm, of which $15.7 million is outstanding. This loan was performing in accordance with its contractual terms at December 31, 2013.
One- to Four-Family Residential Real Estate Loans.    We also offer residential mortgage loans, which enable borrowers to purchase or refinance existing homes, most of which are owner occupied. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for fixed-rate loans versus adjustable-rate loans is a function of current and expected future levels of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. Loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. The majority of our new mortgage loans are purchased from Philadelphia Mortgage Advisors. The ability to acquire loans through this investment allows Fox Chase Bank to continue to offer one- to four-family mortgage loans to a growing and diverse set of customers through additional distribution channels in a cost-effective manner. We have not originated subprime loans for our portfolio.
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
Because of our branch locations in southern New Jersey, a portion of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2013, 21.0% of our one- to four-family mortgage loans were secured by second homes and 9.1% were secured by rental properties. If the property is a second home, our underwriting emphasizes the borrower's ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically higher than comparable loans secured by primary or secondary residences. Generally, mortgage loans secured by rental properties or second homes have a higher risk of default than mortgage loans secured by the borrower's primary residence.
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
At December 31, 2013, our largest outstanding one- to four-family residential real estate loan had an outstanding balance of $1.0 million and was secured by a single family home in Wilmington, Delaware. The loan was performing in accordance with its contractual terms at December 31, 2013.
Construction Loans.    We originate adjustable-rate and fixed-rate loans to individuals, builders and developers to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers, schools, investment properties and other owner-occupied properties used for businesses. Our construction loans generally provide for the payment or reserving of interest only during the construction phase, which is usually six to twelve months for residential properties and eighteen months or more for commercial properties. At the end of the construction phase, the loan is typically repaid with the proceeds from sales of individual units or is converted to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by a Bank-approved independent licensed appraiser. We also generally require an inspection of the property before disbursement of funds during the construction phase of the loan.
The terms and rates of our land loans are the same as our multi-family and commercial real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property value which is insufficient to assure full repayment. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price. We did not make any loans secured by undeveloped or developed land in 2013.
At December 31, 2013, our largest construction loan was a residential townhome development to which Fox Chase Bank has committed $3.8 million, of which $3.2 million was outstanding. This loan was classified as impaired and nonperforming at December 31, 2013.
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
Multi-Family and Commercial Real Estate Loans.    Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. The primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flows of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental screens, surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials. Further, in connection with our ongoing monitoring of the loan, we typically review the loan, cash flows of the underlying property and guarantors annually.
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
At December 31, 2013, we were a participating lender in eight loan relationships totaling $47.5 million, which are secured by commercial and residential real estate, lease payments and the assets of the businesses, including our purchase of shared national credits described below. These loans are being serviced by the lead lender. We expect to continue to purchase participation interests, primarily in commercial loans and commercial real estate loans, when such opportunities meet our investment return and risk parameters. On these participation interests, we generally perform our own underwriting analysis before purchasing such loans, and therefore believe there should not be a greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. In assessing whether to participate, we require a review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we require periodic updates on the loan from the lead lender.
Additionally, we purchase participations in large syndicated loans known as shared national credits. We held $20.4 million of such loans in our portfolio at December 31, 2013, which represented five different loan relationships ranging from $1.0 million to $12.0 million.
From time to time we also sell participation interests in loans where we are the lead lender and servicer. At December 31, 2013, we were the lead lender on ten loan relationships totaling $168.0 million, of which we owned $82.2 million and serviced $85.8 million for other banks. We expect that we will continue to sell participation interests to local financial institutions, primarily with respect to commercial real estate and commercial and industrial loans that approach or exceed our lending thresholds.
Loan Approval Procedures and Authority.    Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board has granted authority to approve residential and consumer loans up to $300,000 to the Assistant Manager of the Consumer Lending Department and up to $450,000 to the Vice President of Consumer Lending. The Board has granted authority to approve new commercial loans up to $1.5 million to the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and certain other senior lenders. All such loans are approved under dual authority. Commercial loans between $1.5 million and $2.75 million can be approved based on dual authority from the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and the Chief Financial Officer. Loans in excess of $2.75 million and up to $4.5 million require the approval of the Officers Loan Committee, which consists of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and other experienced lenders and officers as appointed by the Chief Executive Officer from time to time. Loans or groups of loans above $4.5 million require an approval by the Executive Officers Loan Committee, which consists of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer, the Chief Financial Officer and other senior lending officers of Fox Chase Bank.
Loan Reviews. Annual loan reviews of loan relationships less than $500,000 are approved by a senior credit officer along with the assigned lending officer. Annual loan reviews of loan relationships greater than $500,000 up to and including $5.0 million are approved by any two of the following, Chief Lending Officer, Chief Credit Officer or Chief Operating Officer. Annual loan reviews of loan relationships greater than $5.0 million are approved by the Officers' Loan Committee. All loans greater than $10.0 million are reviewed by the Risk Management Committee of the Board of Directors.
Loans to One Borrower.    The maximum amount we may lend to one borrower and the borrower's related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2013, our general regulatory limit on loans to one borrower was approximately $23.5 million. At that date, our largest lending relationship was a $18.0 million warehouse line facility to Philadelphia Mortgage Advisors, a mortgage banker located in Plymouth Meeting, Pennsylvania of which $4.4 million was outstanding. The second largest lending relationship was a $17.0 million commitment to a firm that invests in multi-asset classes, including commercial real estate and commercial and industrial businesses, of which $10.7 million was outstanding. Both of these loans were performing in accordance with their contractual terms at December 31, 2013.
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

4.    have collateral available for pledging requirements; and

5.    implement certain interest rate risk management measures intended to establish and maintain an appropriate level of sensitivity to changes in interest rates.
We have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal and state agencies and municipal governments, mortgage and asset-backed securities, corporate debt instruments and certificates of deposit of federally insured institutions. Within certain regulatory and policy limits, we also may invest a percentage of our capital in mutual funds. We also are required to maintain an investment in FHLB of Pittsburgh stock.
At December 31, 2013, our investment portfolio totaled $325.0 million and consisted primarily of mortgage-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae and, to a lesser extent, mortgage related securities issued by private issuers and corporate debt. Of this amount, $256.6 million is classified as available-for-sale and $68.4 million is classified as held-to-maturity.
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
Deposit Accounts.    Substantially all of our depositors are residents or businesses in Pennsylvania or New Jersey. We attract deposits in our market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on a variety of retail and business deposit products. We utilize brokered deposits as a funding source and had $71.3 million of such deposits at December 31, 2013.
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
Borrowings.    We utilize term borrowings from the FHLB of Pittsburgh and large commercial banks to provide additional liquidity, aside from deposits, to fund our loans and investments. As of December 31, 2013, Fox Chase Bank had outstanding term borrowings of $150.0 million with the FHLB of Pittsburgh and $30.0 million with a commercial bank. Additionally, we have short term borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank as well as short term lines of credit with three other commercial banks. As of December 31, 2013, we had $80.5 million in short-term borrowings.
The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally mortgage related securities), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness.
Personnel
As of December 31, 2013, we had 132 full-time employees and 21 part-time employees. We believe our relationship with our employees is good.
Subsidiaries
Fox Chase Bank established Fox Chase Financial, Inc. in 1999. As a Delaware-chartered corporation investment company, Fox Chase Financial, Inc. manages and holds investment securities.
In 2009, Fox Chase Bank established Fox Chase Service Corporation as a wholly-owned subsidiary. A Pennsylvania-chartered corporation, Fox Chase Service Corporation has an investment in Philadelphia Mortgage Advisors. Philadelphia Mortgage Advisors is a licensed mortgage banker in Pennsylvania, New Jersey and Delaware that originates first and second mortgages for resale into the secondary market and to third party investors. The majority of Philadelphia Mortgage Advisors' customers are located in the Philadelphia metropolitan area, Delaware and New Jersey. Fox Chase Service Corporation currently owns approximately 45% of Philadelphia Mortgage Advisors. At December 31, 2013, Fox Chase Service Corporation also held $20.0 million in commercial loans originated by the Bank.
In 2011, Fox Chase Bank established Davisville Associates, LLC and 104 S. Oakland Ave., LLC as wholly-owned subsidiaries. Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed assets. 104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed assets.
Regulation and Supervision
General
During 2013, Fox Chase Bank converted from a federally-chartered savings bank to a Pennsylvania state-chartered savings bank. As part of the charter conversion, Fox Chase Bancorp transitioned from a savings and loan holding company to a bank holding company.
As a bank holding company, Fox Chase Bancorp is required by federal law to report to, and otherwise comply with the rules and regulations of, the Federal Reserve Board. Fox Chase Bank, an insured Pennsylvania state-chartered savings bank, is subject to extensive regulation, examination and supervision by the Department and by the FDIC.
Fox Chase Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. Fox Chase Bank must file reports with the Department and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Department and the FDIC to evaluate Fox Chase Bank's safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses. Any change in such policies, whether by the Department, the FDIC or Congress, could have a material adverse impact on Fox Chase Bancorp and Fox Chase Bank and their operations.
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
Bank Regulation
Pennsylvania Savings Bank Law. The Pennsylvania Banking Code of 1965, as amended (the “1965 Code”), and the Pennsylvania Department of Banking Code, as amended (the “Department Code,” and collectively, the “Codes”), contain detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Codes delegate extensive rule-making power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices. Specifically, under the Department Code, the Department is given the authority to exercise such supervision over state-chartered savings banks as to afford the greatest safety to creditors, shareholders and depositors, ensure business safety and soundness, conserve assets, protect the public interest and maintain public confidence in such institutions.
The 1965 Code provides, among other powers, that state-chartered savings banks may engage in any activity permissible for a national banking association or federal savings association, subject to regulation by the Department (which shall not be more restrictive than the regulation imposed upon a national banking association or federal savings association, respectively). Before it engages in such an activity allowable for a national banking association or federal savings association, a state-chartered savings bank must either obtain prior approval from the Department or provide at least 30 days’ prior written notice to the Department. The authority of the Bank under Pennsylvania law, however, may be constrained by federal law and regulation. See “Investments and Activities” below.
Capital Requirements.    Applicable capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.
The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.
The Department and the FDIC also have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2013, Fox Chase Bank met each of its capital requirements.
Basel Capital Standards. In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which substantially revised the existing capital requirements for banking organizations. On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. The requirements in the rule will begin to phase in on January 1, 2015 for the Company. The requirements in the rule will be fully phased in by January 1, 2019.
The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements: (1) a new common equity Tier 1 risk-based capital ratio of 4.5%; (2) a Tier

1 risk-based capital ratio of 6% (increased from the current 4% requirement); (3) a total risk-based capital ratio of 8% (unchanged from current requirements); and (4) a leverage ratio of 4%.
Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.
In addition, to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.
The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses.
Additionally, the final rule provides for the deduction of three categories of assets: (1) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (2) mortgage servicing assets (net of associated deferred tax liabilities) and (3) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.
Accumulated other comprehensive income is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of accumulated other comprehensive income. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.
Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.
Insurance of Deposit Accounts. Fox Chase Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250,000. Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.
The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Fox Chase Bank. Management cannot predict what insurance assessment rates will be in the future.
Loans to One Borrower.    Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. See "—Loan Underwriting Risks—Loans to One Borrower."
Restrictions on Dividends. The Company’s ability to declare and pay dividends may depend in part on dividends received from the Bank. The 1965 Code regulates the distribution of dividends by savings banks and provides that dividends may be declared and paid only out of accumulated net earnings and may be paid in cash or property other than its own shares. Dividends may not be declared or paid unless stockholders’ equity is at least equal to contributed capital.
Interstate Banking and Branching. Federal law permits a bank to acquire an institution by merger in a state other than Pennsylvania unless the other state has opted out of interstate banking and branching. Federal law, as amended by the Dodd-Frank Act, also authorizes de novo branching into another state if the host state allows banks chartered by that state to establish such branches within its borders. The Bank currently has full-service locations in Atlantic and Cape May counties, New Jersey. At its interstate branches, the Bank may conduct any activity that is authorized under Pennsylvania law that is permissible either for a New Jersey savings bank (subject to applicable federal restrictions) or a New Jersey branch of an out-of-state national bank. The New Jersey Department of Banking and Insurance may exercise certain regulatory authority over the Bank’s New Jersey branches.
Investments and Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC permit exceptions to these limitations.
Community Reinvestment Act.    All state-chartered banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution's failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Fox Chase Bank received a "satisfactory" Community Reinvestment Act rating in its most recently completed examination.
Transactions with Related Parties.    Federal law limits Fox Chase Bank's authority to engage in transactions with "affiliates" (e.g., any entity that controls or is under common control with Fox Chase Bank, including Fox Chase Bancorp and their other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.
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
Enforcement.    The Department and the FDIC have enforcement responsibility over savings institutions and have authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/

or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.
FHLB System.    Fox Chase Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Fox Chase Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. Fox Chase Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2013 of $9.8 million.
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

Holding Company Regulation
General.    As a bank holding company, Fox Chase Bancorp is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning its activities. In addition, the Federal Reserve Board has enforcement authority over Fox Chase Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Fox Chase Bank.
The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including its depository institution subsidiaries being well-capitalized and well managed, to opt to become a “financial holding company,” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Dodd-Frank Act added the requirements that the holding company itself be well-capitalized and “well managed.” The Company has not opted to become a financial holding company. The Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.
Acquisitions. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior Federal Reserve Board approval will also be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the Federal Reserve Board considers the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. With certain exceptions, the Bank Holding Company Act (the “BHCA”) prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities, which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations.
Under the Change in Bank Control Act of 1978 (the “CBCA”), notice must be submitted to the Federal Reserve Board if any person (including a company), or any group acting in concert, seeks to acquire 10% of any class of the Company’s outstanding voting securities, unless the Federal Reserve Board determines that such acquisition will not result in a change of control of the bank. Under the CBCA, the Federal Reserve Board has 60 days within which to act on such notice taking into consideration certain factors, including the financial and managerial resources of the proposed acquiror, the convenience and needs of the community served by the bank and the antitrust effects of an acquisition.
Capital Requirements. The Federal Reserve Board maintains guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain on a consolidated basis, specified minimum ratios of capital to total assets and capital to risk-weighted assets. These requirements, which generally apply to bank holding companies with consolidated assets of $500 million or more, are substantially similar to, but somewhat more generous than, those applicable to the Bank. See “—Bank Regulation—Capital Requirements.”
Restrictions on Bank Holding Company Dividends.  A fundamental principle underlying the Federal Reserve Bank’s supervision and regulation is that a bank holding company should  serve as a source of financial strength to its subsidiary banks.  Consistent with this premise, the Federal Reserve expects an organization to hold capital commensurate with its overall risk profile.  The Dodd-Frank Act codified the source of strength doctrine and required the issuance of implementing regulations.
The Federal Reserve Bank has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices.  The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition.
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
Below is information regarding our executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2013.
Jerry D. Holbrook, CMA, has served as Executive Vice President and Chief Operating Officer since April 2008. From 2005 to March 2008, Mr. Holbrook served as Executive Vice President and Chief Financial Officer of Fox Chase Bancorp. From 2003 to 2005, Mr. Holbrook was Executive Vice President, Chief Financial Officer and Corporate Secretary for Northeast Pennsylvania Financial Corp. and its principal subsidiary First Federal Bank, a public thrift institution. Previously, Mr. Holbrook served as Chief Financial Officer for E-Duction, Inc., a financial services start-up. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he managed the asset/liability management committee and was responsible for securitization planning and debt issuances for a $70 billion credit card portfolio. He began his banking career with WSFS Financial Corp. where he served as Senior Vice President and Controller. Mr. Holbrook holds a B.S. in Accounting from the University of Kentucky. Age 58.
Roger S. Deacon, CPA, has served as Executive Vice President and Chief Financial Officer since April 2008. From July 2007 to March 2008, Mr. Deacon served as Executive Vice President and Chief Accounting Officer of Fox Chase Bancorp. From October 2005 to June 2007, Mr. Deacon was Senior Vice President and Chief Financial Officer for NOVA Financial Holdings, Inc., a privately held bank holding company, and its principal subsidiary NOVA Savings Bank. From January 2001 to September 2005, Mr. Deacon served as Chief Financial Officer for I4 Commerce, a privately held financial services company that provided services through its Bill Me Later product. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he was responsible for all financial planning for its credit card business, which grew from $2 billion to $70 billion in managed assets. He began his career with Price Waterhouse, where he served as an Audit Manager in their Financial Services Practice Group. Mr. Deacon holds a B.S. in Business Administration from Bucknell University, majoring in Accounting with a concentration in Finance. Age 50.
Keiron G. Lynch, CTP, has served as Executive Vice President and Chief Payments Officer since April 2008. From 2005 to March 2008, Mr. Lynch served as Executive Vice President and Chief Administrative Officer. From 1999 to 2005, Mr. Lynch was Vice President of Global Visa Commerce Product Development for Visa International. Previously, he was Director of Delivery for The Source(2) Group, LLC, a joint venture between Mellon Bank and MCI Systemhouse that provided outsourced accounts payable and accounts receivables services to companies nationwide. Mr. Lynch held a number of leadership positions with Mellon Bank over 17 years culminating as Vice President and Director of New Product Development for Mellon Bank's Global Cash Management Division. Mr. Lynch holds a B.A. in Economics from Duke University. Age 56.
Michael S. Fitzgerald has served as Executive Vice President and Chief Lending Officer since November 2009. From June 2009 to October 2009 Mr. Fitzgerald served as Executive Vice President and Senior Lending Officer. From 1997 to May 2009, Mr. Fitzgerald worked for Sovereign Bank (now Santander Bank), with his most recent position as Senior Vice President and Regional Executive Manager. During his tenure at Sovereign Bank, Mr. Fitzgerald was responsible for both lending and credit functions. Mr. Fitzgerald began his banking career at Meridian Bank in 1985. Mr. Fitzgerald holds a B.A. in Business Administration from Lycoming College. Age 50.

ITEM 1A.  RISK FACTORS

We may be required to make increases in our provision for loan losses and to charge-off loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
For 2013, we recorded a provision for loan losses of $982,000 compared to a provision for loan losses of $3.5 million in 2012 and $5.7 million in 2011. We also recorded net loan charge-offs of $623,000 in 2013 compared to net loan charge-offs of $4.4 million in 2012 and $6.1 million in 2011. Our non-performing assets decreased to $15.0 million, or 1.4% of total assets and 10.4% of Tier 1 Bank capital, at December 31, 2013 from $25.6 million, or 2.4% of total assets and 18.3% of Tier 1 Bank capital, at December 31, 2012. Additionally, at December 31, 2013, loans that were criticized and classified as either special mention, substandard, doubtful or loss totaled $25.9 million, representing 2.3% of total assets, including nonaccruing loans of $8.8 million. Our level of nonperforming loans is primarily due to economic factors such as the level of unemployment and a soft real estate market. If the economy and/or the real estate market weakens, more of our criticized and classified loans may become nonperforming and we may be required to add further reserves to our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.
In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth and seasoning of our loan portfolio, changes in the composition of our loan portfolio and the volume of and trends in our nonperforming, delinquent and criticized and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, anticipated duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers' abilities to successfully execute their business models through changing economic environments, competitive challenges, the effect of the current and future economic conditions on collateral values and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.
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
We had assets acquired through foreclosure of $6.3 million and $8.5 million at December 31, 2013 and 2012, respectively. For 2013, we recorded assets acquired through foreclosure expense of $5.2 million compared to $2.1 million in 2012 and $762,000 in 2011, which includes valuation adjustments of $5.0 million, $1.9 million and $657,000 for 2013, 2012 and 2011, respectively. Assets acquired through foreclosure is comprised of other real estate owned and financial assets acquired from debtors. Other real estate owned is initially recorded at fair value less costs to sell. In periods subsequent to acquisition, each real estate asset is carried at the lower of the fair value of the asset, less estimated selling costs, or the amount at which the asset was initially recorded. The fair value of other real estate owned is determined using appraisals obtained from approved independent appraisers or agreements of sale, where applicable. Financial assets acquired from debtors are carried at fair value as determined by agreements of sale or valuations obtained from a third party valuation firm who utilized a discounted cash flow model. We believe that our valuation of assets acquired through foreclosure is appropriate as of the corresponding balance sheet date. However, we may not recover the respective carrying values at the time of ultimate disposition of the assets, which could result in a loss on the sale of assets acquired through foreclosure, and have a material adverse effect on our financial condition and results of operations.
Our emphasis on commercial lending may expose us to increased lending risks.
At December 31, 2013, $576.4 million, or 78.7%, of our loan portfolio consisted of multi-family and commercial real estate and commercial and industrial loans. These types of loans have historically exposed us to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our multi-family and commercial real estate and commercial business borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgages or multi-family and commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value at default.
The unseasoned nature of our commercial loan portfolio may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.
Our multi-family and commercial real estate and commercial and industrial loan portfolios increased $383.4 million, or 198.7%, from $192.9 million at December 31, 2008 to $576.4 million at December 31, 2013. Accordingly, a large portion of our commercial loan portfolio remains unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability, especially in this period of unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.
Our residential mortgage loans and home equity loans expose us to a risk of loss due to recent declines in real estate values.
At December 31, 2013, $127.5 million, or 17.4%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $22.5 million, or 3.1%, of our loan portfolio consisted of home equity loans, home equity lines of credit and other consumer loans. Recent declines in the housing market resulted in declines in real estate values in our market areas. These declines in real estate values may have caused some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Because of our locations in southern New Jersey, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2013, 21.0% of our one- to four-family mortgage loans were secured by second homes and 9.1% were secured by rental properties. These loans generally are considered to be more risky than loans secured by the borrower's permanent residence, since the borrower is typically more dependent on rental income to meet debt service requirements, in the case of rental property, and when in financial difficulty is more likely to make payments on the loan secured by the borrower's primary residence before a vacation home.
Our construction loan portfolio may expose us to increased credit risk.
At December 31, 2013, our construction loan portfolio totaled $5.9 million. In general, construction projects provide for an interest reserve that is utilized to pay the interest for a period of time until the project is expected to produce positive cash flows. It is possible that construction loan borrowers fully utilize their interest reserve before the project is able to generate cash flows. If a borrower has insufficient liquidity to pay interest on such projects, the loan could become impaired and require an increase in the allowance for loan losses, which would adversely impact our results of operations. Our ability to work with a borrower to modify or restructure their existing loan to avoid loss lessens as the loan approaches its maturity date.
Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent financing and the builder’s ability to ultimately sell the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.
Changes in interest rates could have a material adverse effect on our earnings.
Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates could adversely affect our interest rate spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. As of December 31, 2013, our models indicate that we are slightly liability sensitive indicating that our liabilities will tend to reprice faster than our assets, so they may adjust faster in response to change in interest rates. As a result, when interest rates rise, the yield we earn on assets may rise slower than our funding costs, causing our net interest margin to contract. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate residential loan portfolio and fixed-rate residential related mortgage backed securities will have been originated at those lower rates and borrowers may be more reluctant to refinance or unable to sell their homes in a higher interest rate environment.

Changes in the slope of the "yield curve"—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to reprice faster than our assets, when the yield curve rises, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable-rate loans.
Our procedures for managing interest rate risk exposure also involves monitoring exposure to interest rate increases and decreases of as much as 300 basis points. We report on a quarterly basis the impact on net portfolio value of an immediate and parallel increase of up 300 basis points in interest rates or a 100 basis point decrease in interest rates. As of December 31, 2013, the simulations indicated that the impact of an instantaneous and parallel 300 basis point increase in rates would result in approximately 21% decrease in net portfolio value and that the impact of an instantaneous and parallel 100 basis point decrease in rates over 12 months would result in approximately 5% increase in net portfolio value.
Increases in mortgage interest rates could have a material adverse effect on stockholders’ equity.
At December 31, 2013, we held mortgage related securities available-for-sale with an amortized cost of $253.0 million and a fair value of $246.1 million, resulting in a net unrealized loss of $6.9 million. In accordance with generally accepted accounting principles, unrealized gains and temporary unrealized losses on available-for-sale securities are classified as accumulated other comprehensive income (loss), net of tax, and represent an adjustment to the Company’s stockholders’ equity. At December 31, 2013, the Company’s accumulated other comprehensive loss, net of tax, was $4.4 million. The fair value of mortgage related securities tends to increase or decrease based on changes in mortgage interest rates. As mortgage rates decrease, fair value tends to increase and as mortgage rates increase fair value tends to decrease. Increases in mortgage rates could adversely affect the fair value of our mortgage related securities which would reduce our stockholders’ equity.
If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security, which could hurt our financial conditions and results of operation.
We review individual securities in our investment portfolio quarterly to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income. As of December 31, 2013, our investment portfolio included securities with an amortized cost of $331.8 million and an estimated fair value of $324.0 million. Additionally, as of December 31, 2013, $248.9 million of securities had unrealized losses of $11.0 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flows, tangible capital or liquidity.
Negative developments in the financial industry, the domestic and international credit markets, and the economy in general pose significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations.
Negative developments that began in the latter half of 2007 and that have continued since then in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets, a general economic downturn and a tepid economic recovery, both nationally and in our primary markets in Pennsylvania and New Jersey. As a result, commercial as well as consumer loan portfolio performances deteriorated at many institutions, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. As a result, we may face the following risks:

•	economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate;

•
market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;

•	the assumptions that we use to estimate our allowance for loan losses and reserves may no longer be reliable because they rely on judgments;
•the value of our securities portfolio may decline; and
•we face increased regulation of our industry, and the costs of compliance with such regulation may increase.

These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition and results of operations.
Strong competition within our market areas could reduce our profits.
We face intense competition in making loans, attracting deposits and attracting and retaining key employees. This competition has made it more difficult for us to make new loans and at times has forced us to offer lower rates on loans and increase rates on deposits, which negatively impacts net interest income. It has also made it more difficult and costly to attract and hire employees with the level of expertise we require to implement our strategic plan. Additional compensation expense increases noninterest expense, reducing net income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2013, which is the most recent date for which data is available from the FDIC, we held less than 1% of total deposits in counties where our offices are located. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Additionally, we expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.
Regulatory reform may have a material impact on our operations.
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed , which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:
•changes to regulatory capital requirements;

•
creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products);

•potential limitations on federal preemption;
•changes to deposit insurance assessments;
•regulation of debit interchange fees we earn;
•changes in retail banking regulations, including potential limitations on certain fees we may charge; and
•changes in regulation of consumer mortgage loan origination and risk retention.
In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.
Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse.
In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being "well capitalized" under the prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher capital requirements, such action may have a negative impact on our ability to execute our business plan, as well as our ability to grow, pay dividends, repurchase treasury stock or engage in mergers and acquisitions and may result in restrictions in our operations.
We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision and examination by the Federal Reserve Board, the Pennsylvania Department of Banking and Securities, and the FDIC. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Fox Chase Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.
We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
In addition, we provide our customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Further, we outsource some of the data processing functions used for remote banking, and accordingly we are dependent on the expertise and performance of our third-party providers. To the extent that our activities, the activities of our customers, or the activities of our third-party service providers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We currently conduct business through our eleven full-service banking offices in Hatboro, Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Media and West Chester, Pennsylvania and Ocean City, Egg Harbor Township and Marmora, New Jersey. We also maintain an administrative office in Blue Bell, Pennsylvania. We own all of our offices, except for those in Media and Blue Bell. The lease term for our Media office expires upon six months' notice. On February 27, 2014, the Company notified the landlord of its desire to terminate the Media office lease.  Additionally, the Company notified its regulators that it intends to close the Media office effective May 30, 2014 and service existing Media customers from the Company’s office in West Chester, Pennsylvania. The lease for our Blue Bell office expires in January 2016. We have an option to extend the lease for an additional five-year period at the then prevailing market rate. The net book value of the land, buildings, furniture, fixture and equipment owned by us and used in the operation of our businesses was $9.8 million at December 31, 2013.

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

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters
The Company's common stock is listed on the Nasdaq Stock Market ("Nasdaq") under the trading symbol "FXCB." The following table sets forth the quarterly high and low sales prices of Fox Chase Bancorp's common stock for the two most recently completed fiscal years, as reported by Nasdaq, as well as information regarding cash dividends declared by the Company for the two most recently completed fiscal years. See Item 1, "—Regulation and Supervision—Bank Regulation—Limitation on Capital Distributions" and Note 13 in the notes to the consolidated financial statements for more information relating to restrictions on the Bank's ability to pay dividends to the Company and on the Company's payment of dividends. As of February 28, 2014, the Company had approximately 1,007 holders of record of common stock.

	High	Low	Dividends Declared Per Common Share
2013
Fourth Quarter	$18.00	$17.25	$0.08
Third Quarter	$18.06	$16.70	$0.08
Second Quarter	$17.09	$16.45	$0.06
First Quarter	$17.44	$16.22	$0.06
2012
Fourth Quarter	$16.65	$15.05	$0.08
Third Quarter	$15.73	$14.35	$0.04
Second Quarter	$14.50	$12.60	$0.04
First Quarter	$13.20	$12.26	$0.04

Stock Performance Graph
The following graph compares the cumulative total return of the Company common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all SIC). The graph assumes that $100 was invested on December 31, 2008. Prices prior to June 29, 2010 are for Old Fox Chase Bancorp, Inc. and have been adjusted for the 1.0692 exchange ratio applied as part of the mutual-to-stock conversion. Cumulative total return assumes reinvestment of all dividends.

Total Return Performance
Index Value
300
250
200
150
100
50
Fox Chase Bancorp, Inc.
NASDAQ Composite
SNL Mid-Atlantic Thrift
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Fox Chase Bancorp, Inc.	100.00	86.55	115.18	123.53	165.16	174.14
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Mid-Atlantic Thrift	100.00	95.38	109.51	84.49	101.52	132.04

Purchases of Equity Securities

During 2011, the Company announced two repurchase programs under which it would repurchase, in the aggregate, up to 15% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions.  On April 25, 2012, the Board of Directors approved an additional stock repurchase plan (the “April 2012 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (637,697 shares).  Under these plans, through December 31, 2013, the Company has purchased a total of 2.5 million shares at a cost of $33.4 million.  The Company did not repurchase any shares during the fourth quarter of 2013. There are currently 308,529 shares available to be purchased under the April 2012 Plan, which will continue until it is completed or terminated by the Company’s Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report. The information at December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is derived in part from the audited consolidated financial statements that appear in this annual report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Financial Condition Data:
Total assets	$1,116,622	$1,088,341	$1,015,863	$1,095,503	$1,173,818
Cash and cash equivalents	11,947	25,090	7,586	38,314	65,418
Securities available-for-sale	256,557	296,107	248,770	311,303	422,467
Securities held-to-maturity	68,397	28,369	41,074	51,835	—
Loans receivable, net	720,490	683,865	670,572	642,653	631,296
Deposits	673,715	687,409	676,594	711,763	858,277
Short-term borrowings	80,500	70,500	8,500	—	—
FHLB advances	150,000	110,000	88,278	122,800	137,165
Other borrowed funds	30,000	30,000	50,000	50,000	50,000
Total stockholders' equity	173,467	181,465	188,192	205,704	123,634

Operating Data:
Interest income	$40,129	$41,834	$45,946	$49,285	$51,398
Interest expense	7,669	10,117	14,495	21,725	27,635
Net interest income	32,460	31,717	31,451	27,560	23,763
Provision for loan losses	982	3,478	5,734	6,213	9,052
Net interest income after provision for loan losses	31,478	28,239	25,717	21,347	14,711
Noninterest income	3,790	6,315	3,343	3,889	3,767
Noninterest expense	27,471	27,174	22,069	21,372	20,333
Income (loss) before income taxes	7,797	7,380	6,991	3,864	(1,855)
Income tax provision (benefit)	2,263	2,318	2,212	1,120	(827)
Net income (loss)	$5,534	$5,062	$4,779	$2,744	$(1,028)

Per Share Data:
Earnings (loss) per share, basic (1)	$0.49	$0.44	$0.36	$0.20	$(0.07)
Earnings (loss) per share, diluted (1)	$0.48	$0.43	$0.36	$0.20	$(0.07)
_______________________________________________________________________________

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Performance Ratios:
Return (loss) on average assets	0.51%	0.50%	0.45%	0.24%	(0.09)%
Return (loss) on average equity	3.13	2.74	2.36	1.65	(0.82)
Interest rate spread (1)	2.84	2.83	2.52	1.98	1.75
Net interest margin (2)	3.08	3.21	3.02	2.42	2.16
Noninterest expense to average assets	2.52	2.66	2.07	1.83	1.81
Efficiency ratio (3)	63.7	64.3	63.1	71.1	79.9
Average interest-earning assets to average interest-bearing liabilities	132.5	134.9	133.7	121.7	115.6
Average equity to average assets	16.22	18.12	19.07	14.30	11.11

Capital Ratios:
Total equity to total assets	15.53	16.67	18.53	18.78	10.53
Tier 1 capital (to adjusted assets) (4)	13.12	12.90	15.30	13.60	8.51
Tier 1 capital (to risk-weighted assets) (4)	18.44	19.45	22.88	22.53	15.41
Total risk-based capital (to risk-weighted assets) (4)	19.48	20.48	23.90	23.76	16.57

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.57	1.61	1.77	1.90	1.65
Allowance for loan losses as a percent of nonperforming loans	131.31	65.23	57.63	46.71	35.73
Net charge-offs to average outstanding loans during the period	0.09	0.66	0.94	0.67	0.75
Nonperforming loans as a percent of total loans	1.20	2.46	3.07	4.07	4.62
Nonperforming assets as a percent of total assets	1.35	2.36	2.30	2.72	2.87
_______________________________________________________________________________

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated statements of condition as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013 that appear elsewhere in this annual report.

General Overview
We conduct community banking activities by accepting deposits and making loans in our market area. Our lending products include multi-family and commercial real estate loans, one- to four-family residential real estate loans, commercial and industrial loans, and to a lesser extent, construction loans and consumer loans. We also maintain an investment portfolio consisting primarily of mortgage-backed securities to manage our liquidity and interest rate risk. Our loan and investment portfolios are funded with deposits as well as collateralized borrowings from the FHLB of Pittsburgh and commercial banks.
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
A secondary source of income is noninterest income, which is revenue that we receive from providing products and services. The majority of our non-interest income generally comes from fee income on deposit accounts such as cash management fee income on commercial accounts and service charge income on retail accounts as well as loan fee income from mortgage servicing and lending relationships such as unused line fees and warehouse line satisfaction fees. We also earn income on bank-owned life insurance and receive income from our investment in Philadelphia Mortgage Advisors. In some years, we recognize income from the sale of loans, securities and assets acquired through foreclosure.
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
Expenses.    The noninterest expense we incur in operating our business consists of salaries, benefits and other compensation expenses, occupancy and furniture and equipment expenses, data processing costs, professional fees, marketing expenses, FDIC premiums, assets acquired through foreclosure expense (including valuation adjustments) and various other miscellaneous expenses.
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
Professional fees include fees paid to our independent auditors, co-sourced internal auditors, attorneys, compensation consultants, loan review specialists, interest rate risk management vendors and recruiter fees.
Marketing expense includes expenses for advertisements, promotions and public relations expenses.
FDIC assessments are a specified percentage of total assets less equity, depending on the risk characteristics of the institution. The FDIC implemented changes in its assessment rules in 2011 resulting from the Dodd-Frank Act, which reduced the amount of our assessments.
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

Our Business Strategy
Our goal is to be a leading relationship-based business and consumer bank in the markets we serve by delivering a wide array of financial products and personalized customer service. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers. Further, by offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate and providing access to senior officers, we can distinguish ourselves from the larger banks operating in our market area. At the same time, our capital base and greater product mix enables us to effectively compete against smaller banks. The following are the key elements of our business strategy:

•
Improve earnings through an emphasis on business banking.  Emphasizing business banking improves our profitability because commercial loans generally produce higher interest rates and the associated commercial business relationships produce higher deposit balances and fee income than consumer relationships. In this regard, we have added personnel to assist us in increasing our commercial business lending. We are also seeking to increase our commercial deposits, cash management services and fee income through our increase in commercial lending.

•
Improve asset quality.  We have sought to maintain our asset quality and moderate credit risk by using conservative underwriting standards. Additionally, we have strengthened our oversight of problem assets through the use of a special assets group. The special assets group, which is run by our Chief Operating Officer and consists of other loan and credit administration officers, increases the frequency with which classified and criticized credits are reviewed and aggressively acts to resolve problem assets. Although we intend to continue our efforts to originate commercial real estate and business loans, we intend to manage loan exposures and concentrations through conservative loan underwriting and credit administration standards.

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

•
Actively manage our balance sheet.  Continued difficult economic conditions have underscored the importance of a strong balance sheet. We strive to achieve this through managing our interest rate risk and maintaining strong capital levels, loan loss reserves and liquidity. Diversifying our asset mix not only improves our net interest margin but also reduces the exposure of our net interest income and earnings to interest rate risk. We will continue to manage our interest rate risk by diversifying the type and maturity of our assets in our loan and investment portfolios and monitoring the maturities in our deposit portfolio and borrowing facilities.

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

•
Continued expense control.  Management continues to focus on the level of noninterest expenses and methods to identify cost savings opportunities, such as reviewing the number of employees, renegotiating key third-party contracts and reducing certain other operating expenses. In this regard, our efficiency ratios were 63.7%, 64.3% and 63.1% for 2013, 2012 and 2011, respectively.

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
Allowance for Loan Losses.  The allowance for loan losses is maintained at a level representing management’s best estimate of known risks and inherent losses in the portfolio, based upon management’s evaluation of the portfolio’s collectability.  Our methodology for assessing the appropriateness of the allowance for loan losses consists of an allowance on impaired loans and a general valuation allowance on the remainder of the portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for losses on the entire portfolio.
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
Valuation and Other-Than-Temporary Impairment of Investment Securities.  Investment securities are reviewed quarterly to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its current carrying value, management is required to assess whether the decline is other-than-temporary.  A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, the probability, extent and timing of a valuation recovery and our intent to sell the security or if it is more likely than not that the security will be required to be sold before recovery of its amortized cost.  Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates or equity market declines.  If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income.
Valuation of Assets Acquired Through Foreclosure.  Assets acquired through foreclosure consist of other real estate owned and financial assets acquired from debtors.  Other real estate owned is initially recorded at fair value less costs to sell. In periods subsequent to acquisition, each real estate asset is carried at the lower of the fair value of the asset, less estimated selling costs, or the amount at which the asset was initially recorded. The fair value of other real estate owned is determined using appraisals obtained from approved independent appraisers or agreements of sale, where applicable.  Financial assets acquired from debtors are carried at fair value under the fair value option in accordance with FASB ASC 825 “Financial Instruments.”  The fair value of financial assets acquired from debtors is determined using sales prices from executed sale agreements or valuations obtained from a third party valuation firm who utilizes a discounted cash flow model. Changes in the fair value of assets acquired through foreclosure at future reporting dates or at the time of disposition will result in an adjustment in assets acquired through foreclosure expense or net gain (loss) on sale of assets acquired through foreclosure, respectively.
Balance Sheet Analysis
General.    Total assets increased $28.3 million, or 2.6%, to $1.12 billion at December 31, 2013 from $1.09 billion at December 31, 2012. This increase was primarily driven by an increase in total loans of $36.6 million, or 5.4% to $720.5 million at December 31, 2013 from $683.9 million at December 31, 2012, offset by a $13.1 million decrease in cash and cash equivalents. Total liabilities increased $36.3 million, or 4.0%, to $943.2 million at December 31, 2013 from $906.9 million at December 31, 2012. This increase was primarily the result of an increase in short-term borrowings and FHLB advances of $10.0 million and $40.0 million, respectively, from December 31, 2012 to December 31, 2013, offset by a $13.7 million decrease in deposits. Total stockholders' equity decreased $8.0 million, or 4.4%, primarily due to a $9.0 million decrease in accumulated other comprehensive income and the repurchase of $3.7 million, or 218,752 shares, of Company common stock, offset by net income of $5.5 million.

Loans.    The largest segment of our loan portfolio is multi-family and commercial real estate loans. At December 31, 2013, these loans totaled $408.4 million and represented 55.8% of total loans, compared to $368.9 million, or 53.1% of total loans at December 31, 2012 and $313.1 million, or 45.9% of total loans at December 31, 2011. The continued increases in 2013 and 2012 reflect the success of our commercial lending team. Fox Chase Bank expects to continue to emphasize this type of lending.
Commercial and industrial loans totaled $168.0 million, or 22.9% of total loans at December 31, 2013, compared to $113.8 million, or 16.4% of total loans at December 31, 2012 and $107.8 million, or 15.8% of total loans at December 31, 2011. The continued increases in 2013 and 2012 reflect the success of the middle market team hired in 2009. Fox Chase Bank expects to continue emphasis on this type of lending.
One- to four-family residential loans totaled $127.5 million, or 17.4% of total loans at December 31, 2013, compared to $158.8 million, or 22.9% of total loans at December 31, 2012 and $198.7 million, or 29.1% of total loans at December 31, 2011. The decreases in 2013 and 2012 were due to reduced loan originations as a result of management's reluctance to place low-rate long-term one- to four-family residential loans on the Company's balance sheet. Fox Chase Bank has not originated subprime loans in its loan portfolio. Given the recent uncertain economic environment, relatively low interest rates and increased consumer compliance costs, Fox Chase Bank does not presently emphasize this type of lending.
Consumer loans totaled $22.5 million, or 3.1% of total loans at December 31, 2013, compared to $30.6 million, or 4.4% of total loans at December 31, 2013 and $44.7 million, or 6.5% of total loans at December 31, 2011. The decreases in consumer loans during 2013 and 2012 were due to Fox Chase Bank de-emphasizing certain forms of consumer lending, particularly home equity lending, as a result of the decrease in real estate values in certain parts of its lending area. Given the current uncertain economic environment and increased consumer compliance costs, Fox Chase Bank does not presently emphasize this type of lending.
Construction loans totaled $5.9 million, or 0.8% of total loans at December 31, 2013, compared to $22.6 million, or 3.2% of total loans at December 31, 2012 and $18.2 million, or 2.7% of total loans at December 31, 2011. The $12.3 million decrease from 2011 to 2013 was due to reduced origination efforts during 2012 and 2013. The Bank continues to provide construction financing for retail, multi-family and residential properties.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$127,501	17.4%	$158,828	22.9%	$198,669	29.1%	$238,612	36.4%	$268,535	41.8%
Multi-family and commercial	408,365	55.8	368,948	53.1	313,060	45.9	249,262	38.1	220,381	34.3
Construction	5,904	0.8	22,591	3.2	18,243	2.7	31,190	4.8	40,799	6.4
Total real estate loans	541,770	74.0	550,367	79.2	529,972	77.7	519,064	79.3	529,715	82.5
Consumer loans	22,478	3.1	30,585	4.4	44,667	6.5	55,169	8.4	69,362	10.8
Commercial and industrial loans	168,013	22.9	113,820	16.4	107,781	15.8	80,645	12.3	42,791	6.7
Total loans	732,261	100.0%	694,772	100.0%	682,420	100.0%	654,878	100.0%	641,868	100.0%
Less:
Deferred loan origination costs (fees), net	(242)		263		227		218		33
Allowance for loan losses	(11,529)		(11,170)		(12,075)		(12,443)		(10,605)
Net loans	$720,490		$683,865		$670,572		$642,653		$631,296

Loan Maturity. The following tables set forth certain information at December 31, 2013 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees and costs.

	December 31, 2013
	One- to Four-Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$41	$43,325	$5,884	$331	$72,981	$122,562
More than one year to two years	38	15,048	20	222	53,432	68,760
More than two years to three years	409	25,239	—	416	13,197	39,261
More than three years to five years	8,306	93,090	—	2,192	9,613	113,201
More than five years to ten years	6,565	194,829	—	8,829	15,285	225,508
More than ten years to fifteen years	6,820	4,931	—	2,158	3,505	17,414
More than fifteen years	105,322	31,903	—	8,330	—	145,555
Total	$127,501	$408,365	$5,904	$22,478	$168,013	$732,261

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2013 that are due after December 31, 2014 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude deferred loan fees, net.

	Fixed Rates	Floating or Adjustable Rates	Total
		(In thousands)
Real estate loans:
One- to four-family	$121,034	$6,426	$127,460
Multi-family and commercial	258,547	106,493	365,040
Construction	—	20	20
Consumer loans	12,207	9,940	22,147
Commercial and industrial loans	19,275	75,757	95,032
Total	$411,063	$198,636	$609,699

Securities.    Our securities portfolio consists primarily of agency residential mortgage related securities, and, to a lesser extent, private label commercial mortgage securities, obligations of U.S. government agencies and investment grade corporate securities. The amortized cost of total securities increased $14.4 million, or 4.5%, during 2013. Purchases in 2013 consisted of mortgage related securities totaling $101.2 million, of which, $51.4 million were classified as held-to-maturity and $49.8 million were classified as available-for-sale. These purchases were offset by principal repayments of $73.3 million, the sale of $9.0 million of mortgage related securities, and the redemption of $2.0 million in corporate securities.
The amortized cost of total securities increased $37.8 million, or 13.5%, during 2012. Purchases in 2012 consisted of agency residential mortgage related securities totaling $217.9 million and two corporate securities in the amount of $5.3 million. These purchases were offset by principal repayments of $84.0 million, the sale of $82.3 million of residential agency mortgage related securities, the sale of U.S. government agencies of $6.1 million, the sale of private label residential mortgage related securities of $157,000, the redemption of $7.9 million in corporate securities and the call of $1.9 million of state and municipal securities. All securities purchased during the year ended December 31, 2012 were classified as available-for-sale.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for Sale:
Obligations of U.S. government agencies	$300	$308	$300	$314	$6,424	$6,514
State and political subdivisions	—	—	—	—	1,865	1,873
Corporate securities	10,145	10,181	12,207	12,177	15,007	14,719
	10,445	10,489	12,507	12,491	23,296	23,106
Private label residential mortgage related securities	—	—	—	—	164	122
Private label commercial mortgage related security	2,118	2,120	6,119	6,197	8,799	8,906
Agency residential mortgage related securities	250,851	243,948	270,461	277,419	206,285	216,636
Total mortgage related securities	252,969	246,068	276,580	283,616	215,248	225,664
Total available-for-sale securities	$263,414	$256,557	$289,087	$296,107	$238,544	$248,770
Held-to-Maturity:
Agency residential mortgage related securities	$68,397	$67,491	$28,369	$29,451	$41,074	$41,758
Total mortgage related securities	68,397	67,491	28,369	29,451	41,074	41,758
Total securities	$331,811	$324,048	$317,456	$325,558	$279,618	$290,528

At December 31, 2013, we had no investments in a single issuer (other than state or U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity.
During the year ended December 31, 2013, the Company sold seven mortgage related securities with an amortized cost of $9.0 million and recognized gross gains of $532,000.
As of December 31, 2013, the Company held two private label commercial mortgage backed securities ("CMBS") with an amortized cost of $2.1 million. These securities had a net unrealized gain of $2,000 at December 31, 2013 and both individual securities were held at an unrealized gain. As of December 31, 2012, the Company held three private label CMBS with an amortized cost of $6.1 million. These securities had a net unrealized gain of $78,000 at December 31, 2012 and all individual securities were held at an unrealized gain.
As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.00% of its advances plus 0.35% of the Bank's "eligible assets," as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.00% of the Bank's "eligible assets." The FHLB of Pittsburgh has indicated it would only redeem from any member the lesser of the amount of the member's excess capital stock or 5% of the member's total capital stock. The FHLB also indicated that it may increase its individual member stock investment requirements. As of December 31, 2013, the Company's minimum stock obligation was $8.5 million and a maximum stock obligation was $15.8 million. The Company held $9.8 million in FHLB stock at that date.
See Note 2 to the consolidated financial statements for a schedule of gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2013. Weighted average yields on tax-exempt loans and securities are not presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More Than 1 Year to 5 Years		More Than 5 Years to 10 Years		More Than 10 Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale:
Obligations of U.S. government agencies	$—	—%	$308	2.26%	$—	—%	$—	—%	$308	2.26%
State and political subdivisions	—	—	—	—	—	—	—	—	—	—
Corporate securities	2,000	2.87	8,181	1.49	—	—	—	—	10,181	1.76
	2,000		8,489		—		—		10,489
Private label commercial mortgage related security	—	—	—	—	—	—	2,120	5.28	2,120	5.28
Agency residential mortgage related securities	3	5.00	673	5.24	17,878	3.38	225,394	2.31	243,948	2.40
Total mortgage related securities	$3		$673		$17,878		$227,514		$246,068
Held-to-Maturity:
Agency residential mortgage related securities	$—	—	$—	—	$28,708	1.88	$38,783	2.16	$67,491	2.04
Total mortgage related securities	—		—		28,708		38,783		67,491
Total securities	$2,003		$9,162		$46,586		$266,297		$324,048

Real Estate Held for Investment.    Fox Chase Bank had real estate held for investment of $1.6 million at December 31, 2013 and 2012, which represented undeveloped land located in Absecon, New Jersey. During 2011, the Company obtained an updated appraisal and recorded an additional impairment loss of $110,000. No additional impairment was identified during 2012 or 2013. In accordance with regulatory guidelines, because this real estate held for investment was not sold or placed in service by June 2011 (eight years from acquisition), for regulatory reporting purposes, the full amount of this asset is recorded as a reduction of regulatory capital at December 31, 2013, 2012 and 2011.
Cash and Cash Equivalents.    Our primary source of short-term liquidity is comprised of branch working cash, a reserve requirement account at the Federal Reserve, an account at the FHLB of Pittsburgh and money market accounts. Cash and cash equivalents decreased $13.1 million during 2013.
Deposits.    Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing NOW accounts, money market accounts, savings accounts, brokered deposits and certificates of deposit. These deposits are provided primarily by individuals and businesses within our market areas. Deposits decreased $13.7 million, or 2.0%, for 2013, primarily as a result of decreases in certificates of deposit of $38.2 million, money market accounts of $12.3 million and noninterest bearing deposits of $7.4 million, offset by increases in brokered deposits of $20.7 million, NOW accounts of $14.4 million and savings accounts of $9.1 million. The decrease in certificates of deposit and money market accounts was primarily due to the Company not offering any promotional rates in 2013. The increase in brokered deposits is driven by the Company's desire to access this type of low-cost deposit funding. The increase in NOW accounts was primarily driven by continued success of a new product introduced in 2012 and the increase in savings accounts was due to promotional rates offered during the fourth quarter of 2013.
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
The following table sets forth the balances of our deposit products at the dates indicated.

	December 31,
	2013		2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand accounts	$100,748	—%	$108,176	—%	$84,374	—%
NOW accounts	84,569	0.21	70,199	0.22	45,948	0.39
Money market accounts	85,017	0.20	97,318	0.19	127,667	0.38
Savings and club accounts	108,183	0.22	99,046	0.14	80,740	0.29
Brokered deposits	71,334	0.56	50,637	0.51	10,162	0.73
Certificates of deposit	223,864	1.26	262,033	1.59	327,703	2.03
	$673,715	0.56%	$687,409	0.71%	$676,594	1.13%

The following table indicates the amount of certificates of deposit greater than or equal to $100,000 by time remaining until maturity at December 31, 2013. Brokered deposits in the amount of $71.3 million at December 31, 2013 are not included in total certificates of deposit greater than or equal to $100,000.

Maturity Period at December 31, 2013	Certificates of Deposit ≥ $100,000
(In thousands)
Three months or less	$7,559
Over three through six months	9,308
Over six through twelve months	13,734
Over twelve months	20,477
Total	$51,078

The following table sets forth all time deposits (including brokered deposits) classified by rates at the dates indicated.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
0.00 - 1.00%	$211,147	$191,709	$106,920
1.01 - 2.00%	31,384	41,235	82,779
2.01 - 3.00%	22,098	32,104	75,808
3.01 - 4.00%	18,566	24,297	33,827
4.01 - 5.00%	11,855	23,176	38,381
5.01 - 6.00%	148	149	150
6.01 - greater	—	—	—
Total	$295,198	$312,670	$337,865

The following table sets forth the amount and maturities of time deposits, including brokered deposits, classified by rates at December 31, 2013.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$132,888	$46,585	$17,110	$14,564	$211,147	71.53%
1.01 - 2.00%	15,932	4,161	2,774	8,517	31,384	10.63
2.01 - 3.00%	5,354	7,209	5,142	4,393	22,098	7.49
3.01 - 4.00%	15,560	919	40	2,047	18,566	6.29
4.01 - 5.00%	8,967	2,313	104	471	11,855	4.01
5.01 - 6.00%	148	—	—	—	148	0.05
6.01 - greater	—	—	—	—	—	—
Total	$178,849	$61,187	$25,170	$29,992	$295,198	100.00%
The following table sets forth time deposit activity for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$312,670	$337,865	$396,443
Decrease before interest credited	(21,331)	(30,716)	(66,363)
Interest credited	3,859	5,521	7,785
Net decrease in time deposits	(17,472)	(25,195)	(58,578)
Ending balance	$295,198	$312,670	$337,865

Borrowings.    During 2013, the Company obtained five additional term FHLB advances totaling $40.0 million. As of December 31, 2013, Fox Chase Bank had outstanding borrowings of $150.0 million with the FHLB and $30.0 million with another commercial bank.
During 2012, the Company obtained four additional term FHLB advances totaling $60.0 million. During 2012, the Company terminated $36.3 million of FHLB advances at a pre-tax cost of $1.5 million. Additionally, during 2012, the Company terminated $20.0 million of other long-term borrowings at a pre-tax cost of $1.5 million. During 2012, the Company made scheduled principal payments of $2.0 million on other borrowed funds. As of December 31, 2012, Fox Chase Bank had outstanding borrowings of $110.0 million with the FHLB and $30.0 million with another commercial bank.
As of December 31, 2013 and December 31, 2012, the Company had $80.5 million and $70.5 million, respectively, of short-term borrowings. The short-term borrowings at December 31, 2013 and 2012 had a blended rate of 0.32% and 0.30%, respectively. Short-term borrowings consist of overnight and term borrowings with an original maturity less than one year. Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB.
The following table summarizes the Company's borrowing activity as of and for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period	$260,500	$210,500	$196,429
Average advances outstanding during the period	213,175	137,279	162,419
Weighted average interest rate during the period	1.56%	2.75%	3.54%
Balance outstanding at end of period	260,500	210,500	146,778
Weighted average interest rate at end of period	1.35%	1.51%	3.23%

Results of Operations for the Years Ended December 31, 2013, 2012 and 2011
Overview.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income	$5,534	$5,062	$4,779
Basic earnings per share	0.49	0.44	0.36
Diluted earnings per share	0.48	0.43	0.36
Return on average assets	0.51%	0.50%	0.45%
Return on average equity	3.13	2.74	2.36
Average equity to average assets	16.22	18.12	19.07
2013 vs. 2012.    Net income increased $472,000 for 2013 compared to 2012. The 2013 results included an increase in net interest income of $743,000, a reduction of $2.5 million in the provision for loan losses, a decrease of $2.5 million in noninterest income, an increase of $297,000 in noninterest expense and a decrease in tax provision of $55,000.
2012 vs. 2011.    Net income increased $283,000 for 2012 compared to 2011. The 2012 results included an increase in net interest income of $266,000, a reduction of $2.3 million in the provision for loan losses, an increase of $3.0 million in noninterest income, an increase of $5.1 million in noninterest expense and an increase in tax provision of $106,000.
Net Interest Income.
2013 vs. 2012.    Net interest income increased $743,000, or 2.3%, to $32.5 million for the year ended December 31, 2013 compared to $31.7 million for the same period in 2012. The net interest margin was 3.08% for 2013 compared to 3.21% for 2012. The increase in net interest income was primarily attributable to increases in interest-earning assets and noninterest-bearing deposits, and a decrease in the cost of interest-bearing liabilities, offset by a decrease in the yield on interest-earning assets.
Total interest income decreased $1.7 million, or 4.1%, to $40.1 million for 2013, primarily due to a decrease in interest and fees on loans of $1.2 million, or 3.6% and a decrease in interest on mortgage related securities of $447,000, or 5.9%. Interest income on loans decreased due to a reduction of 40 basis points in yield offset by an increase of $31.1 million in the average balance of total loans. Interest income on mortgage-related securities decreased due to a reduction of 44 basis points in yield offset by an increase in average balance of $37.5 million. Reductions in yields for both loans and mortgage-related securities are reflective of the continued low interest rate environment.
Total interest expense decreased $2.4 million, or 24.2%, to $7.7 million for 2013, due primarily to a $2.0 million decrease in interest expense on deposits, a $342,000 decrease in interest expense on other borrowed funds, a $195,000 decrease in interest expense on FHLB advances, offset by a $92,000 increase in interest expense on short-term borrowings. The decrease in interest expense on deposits was due to a $12.9 million decrease in the average outstanding balance of interest-bearing deposit accounts and a 32 basis point decrease in the average rate paid on deposits, primarily due to the lower interest rate environment as well as the re-pricing of promotional rate certificates of deposits and the utilization of lower-cost brokered deposits. Interest expense on other borrowed funds decreased primarily due to a decrease in average borrowings of $9.4 million. Interest expense on FHLB advances decreased primarily due to a decrease in the average rate paid of 129 basis points offset by an increase in average borrowings of $53.8 million. The cost of other borrowed funds and FHLB advances included the benefit of the Company's balance sheet restructuring which occurred during the second quarter of 2012. Interest expense on short-term borrowings increased due to an increase in average borrowings of $31.5 million and an increase in the average rate paid of 4 basis points.
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
Total interest expense decreased $4.4 million, or 30.2%, to $10.1 million for 2012, due primarily to a $2.3 million decrease in interest expense on deposits, a $1.7 million decrease in interest expense on FHLB advances and a $384,000 decrease in interest expense on other long-term borrowed funds. The decreased deposit expense was due to a decrease of $15.5 million in the average outstanding balance on total interest-bearing deposit accounts and a 36 basis point decrease in the average rate paid on deposits, primarily due to the lower interest rate environment as well as the re-pricing of promotional rate certificates of deposits and the utilization of lower-cost brokered deposits. Interest expense on FHLB advances decreased primarily due to a decrease in average borrowings of $28.1 million and a decrease in the average rate paid of 76 basis points. Interest expense on other borrowed funds decreased primarily due to a decrease in average borrowings of $10.6 million.
The increase in net interest income included the benefits of approximately $700,000 related to the Company's balance sheet restructuring during the second quarter of 2012. As part of the restructuring, the Company terminated $56.3 million in long-term borrowings, with an effective rate of 3.50%. The Company funded these terminations with brokered deposits with a weighted average duration of 0.9 years and a weighted average rate of 0.45%. Additionally, the Company sold investment securities totaling $72.9 million with a book yield of 2.11% and purchased investment securities totaling $74.3 million with a book yield of 1.63%.

Average Balances and Yields.    The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Net loan origination fees and costs are included in interest income on loans and are insignificant. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$5,921	$2	0.04%	$7,569	$8	0.10%	$31,894	$71	0.22%
Mortgage related securities
Available-for-sale	276,463	6,152	2.23%	255,688	7,017	2.74%	268,977	8,989	3.34%
Held-to-maturity	51,875	1,007	1.94%	35,120	589	1.68%	47,803	786	1.65%
Total mortgage related securities	328,338	7,159	2.18%	290,808	7,606	2.62%	316,780	9,775	3.09%
Taxable securities	20,755	318	1.53%	21,220	308	1.45%	31,818	488	1.53%
Nontaxable securities	—	—	—%	738	34	4.65%	4,043	184	4.55%
Loans:
Residential loans	142,620	6,691	4.69%	178,316	8,704	4.88%	220,418	10,976	4.98%
Commercial loans	530,741	24,714	4.66%	450,135	23,472	5.21%	379,693	21,504	5.59%
Consumer loans	25,499	1,245	4.88%	39,312	1,702	4.33%	50,501	2,948	5.84%
Total Loans	698,860	32,650	4.67%	667,763	33,878	5.07%	650,612	35,428	5.40%
Allowance for loan losses	(11,438)			(11,781)			(12,895)
Net loans	687,422	32,650		655,982	33,878		637,717	35,428
Total interest-earning assets	1,042,436	40,129	3.81%	976,317	41,834	4.23%	1,022,252	45,946	4.41%
Noninterest-earning assets	49,202			43,923			41,466
Total assets	$1,091,638			$1,020,240			$1,063,718
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$165,931	344	0.21%	$164,364	573	0.35%	$174,681	739	0.42%
Savings accounts	98,661	141	0.14%	94,783	253	0.27%	67,688	148	0.22%
Brokered deposits	64,976	391	0.60%	36,553	194	0.53%	1,802	13	0.73%
Certificates of deposit	243,919	3,468	1.42%	290,722	5,327	1.83%	357,792	7,772	2.17%
Total interest-bearing deposits	573,487	4,344	0.76%	586,422	6,347	1.08%	601,963	8,672	1.44%
Short-term borrowings	47,368	130	0.28%	15,851	38	0.24%	2,239	5	0.23%
FHLB advances	135,807	2,188	1.61%	82,039	2,383	2.90%	110,180	4,085	3.66%
Other borrowed funds	30,000	1,007	3.36%	39,389	1,349	3.42%	50,000	1,733	3.42%
Total borrowings	213,175	3,325	1.56%	137,279	3,770	2.75%	162,419	5,823	3.54%
Total interest-bearing liabilities	786,662	7,669	0.97%	723,701	10,117	1.40%	764,382	14,495	1.89%
Noninterest-bearing deposits	121,101			107,143			90,460
Other noninterest-bearing liabilities	6,851			4,503			6,001
Total liabilities	914,614			835,347			860,843
Stockholders’ equity	177,141			178,687			195,683
Accumulated comprehensive income	(117)			6,206			7,192
Total stockholders' equity	177,024			184,893			202,875
Total liabilities and stockholders’ equity	$1,091,638			$1,020,240			$1,063,718
Net interest income		$32,460			$31,717			$31,451
Interest rate spread			2.84%			2.83%			2.52%
Net interest margin			3.08%			3.21%			3.02%
Average interest-earning assets to average interest-bearing liabilities			132.51%			134.91%			133.74%

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

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Compared to			Compared to
	Year Ended December 31, 2012			Year Ended December 31, 2011
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest Income:	(In thousands)
Interest-earning demand deposits	$(4)	$(2)	$(6)	$(9)	$(54)	$(63)
Mortgage related securities
Available-for-sale	(1,434)	569	(865)	(1,528)	(444)	(1,972)
Held-to-maturity	137	281	418	11	(208)	(197)
Total mortgage related securities	(1,297)	850	(447)	(1,517)	(652)	(2,169)
Taxable securities	17	(7)	10	(18)	(162)	(180)
Nontaxable securities	—	(34)	(34)	1	(151)	(150)
Loans:
Residential loans	(271)	(1,742)	(2,013)	(176)	(2,096)	(2,272)
Commercial loans	(2,958)	4,200	1,242	(2,021)	3,989	1,968
Consumer loans	141	(598)	(457)	(593)	(653)	(1,246)
Total loans	(3,088)	1,860	(1,228)	(2,790)	1,240	(1,550)
Total interest-earning assets	(4,372)	2,667	(1,705)	(4,333)	221	(4,112)

Interest Expense:
NOW and money market deposits	(234)	5	(229)	(122)	(44)	(166)
Savings accounts	(122)	10	(112)	46	59	105
Brokered deposits	46	151	197	(72)	253	181
Certificates of deposit	(1,003)	(856)	(1,859)	(988)	(1,457)	(2,445)
Total interest-bearing deposits	(1,313)	(690)	(2,003)	(1,136)	(1,189)	(2,325)

Short-term borrowings	16	76	92	2	31	33
FHLB advances	(1,754)	1,559	(195)	(660)	(1,042)	(1,702)
Other borrowed funds	(21)	(321)	(342)	(16)	(368)	(384)
Total borrowings	(1,759)	1,314	(445)	(674)	(1,379)	(2,053)
Total interest-bearing liabilities	(3,072)	624	(2,448)	(1,810)	(2,568)	(4,378)
Net change in net interest income	$(1,300)	$2,043	$743	$(2,523)	$2,789	$266

Provision for Loan Losses.
2013 vs. 2012.    Fox Chase Bancorp recorded a provision for loan losses of $982,000 in 2013 compared to $3.5 million in 2012. The decrease in provision for the year ended December 31, 2013 was primarily due to: (1) reduced net charge-offs of $623,000 compared to $4.4 million in 2012; (2) a reduced provision related to nonperforming loans; (3) a reduction in nonperforming loans and criticized and classified loans; and (4) a reduction in general reserve loss factors for commercial and industrial loans during 2013. The Company has experienced significant growth in its commercial and industrial segment of its loan portfolio since a middle market lending team was hired in the second half of 2009. Initially, the general reserve loss factors for this segment were based on industry loss data and management judgment. Beginning in 2012, loss factors for this segment were based on actual Company loss experience adjusted by qualitative risk adjustment factors. The strong credit performance of this segment, evidenced by the fact that the Company has experienced no loan charge-offs in this segment since December 31, 2011, has resulted in a decrease in the qualitative risk adjustment factors used in developing the general reserve loss factors beginning during the three months ended June 30, 2013.
2012 vs. 2011.    Fox Chase Bancorp recorded a provision for loan losses of $3.5 million in 2012 compared to $5.7 million in 2011. The $3.5 million provision was primarily a result of net charge-offs of $4.4 million, of which $1.9 million related to the consumer loan portfolio, $1.4 million related to the residential mortgage portfolio and $1.1 million related to the commercial and construction loan portfolios. Additionally, the decreased provision was a result of a decrease in classified and criticized assets.
An analysis of the changes in the allowance for loan losses is presented under "—Risk Management—Analysis and Determination of the Allowance for Loan Losses."
Noninterest Income.  The following table shows the components of noninterest income and the percentage changes for 2013, 2012 and 2011.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2013	2012	2011	2013/2012		2012/2011
	(Dollars in thousands)
Service charges and other fee income	$1,694	$1,597	$1,630	$97	6.1%	$(33)	(2.0)%
Net gain on sale of assets acquired through foreclosure	484	135	250	349	258.5	(115)	(46.0)
Impairment loss on real estate held for investment	—	—	(110)	—	—	110	(100.0)
Income on bank-owned life insurance	470	471	468	(1)	(0.2)	3	0.6
Equity in earnings of affiliate	445	690	245	(245)	(35.5)	445	181.6
Other	165	130	130	35	26.9	—	—
Total other-than-temporary impairment loss	—	—	(407)	—	—	407	(100.0)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—	46	—	—	(46)	(100.0)
Net other-than-temporary impairment loss	—	—	(361)	—	—	361	(100.0)
Net gains on sale of investment securities	532	3,292	1,091	(2,760)	(83.8)	2,201	201.7
Net investment securities gains	532	3,292	730	(2,760)	(83.8)	2,562	351.0
Total Noninterest Income	$3,790	$6,315	$3,343	$(2,525)	(40.0)%	$2,972	88.9%

2013 vs. 2012.    Noninterest income decreased $2.5 million, or 40.0%. Net gain on sale of investment securities decreased $2.8 million due to the sale of $72.9 million of investment securities during the year ended December 31, 2012 compared to the sale of $9.0 million of investment securities during the year ended December 31, 2013. Net gain on sale of assets acquired through foreclosure increased $349,000. Service charges and other fee income increased $97,000, primarily due to income from our cash management products. Equity in earnings of affiliate decreased $245,000 due to decreased income on the Bank’s investment in Philadelphia Mortgage Advisors as a result of decreased mortgage loan volume for 2013.
2012 vs. 2011.    Noninterest income increased $3.0 million, 88.9%. Service charges and other fee income decreased $33,000, primarily due to decreases in loan related fees of $66,000 offset by an increase in deposit related fees of $33,000. There was no net other-than-temporary impairment loss or impairment loss on real estate held for investment during 2012, compared to $361,000 and $110,000, respectively, for 2011. Net gain on sale of investment securities was $3.3 million, compared to $1.1 million in 2011. Equity in earnings of affiliate increased $445,000 due to increased income from the Company's investment in Philadelphia Mortgage Advisors as a result of higher mortgage loan volume. Net gain on sale of assets acquired through foreclosure was $135,000 in 2012 compared to $250,000 in 2011.

Noninterest Expense.  The following table shows the components of noninterest expense and the percentage changes for 2013, 2012 and 2011.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2013	2012	2011	2013/2012		2012/2011
	(Dollars in thousands)
Salaries, benefits and other compensation	$14,338	$13,540	$12,761	$798	5.9%	$779	6.1%
Occupancy expense	1,689	1,702	1,845	(13)	(0.8)	(143)	(7.8)
Furniture and equipment expense	469	537	442	(68)	(12.7)	95	21.5
Data processing costs	1,537	1,797	1,719	(260)	(14.5)	78	4.5
Professional fees	1,691	1,706	1,720	(15)	(0.9)	(14)	(0.8)
Marketing expense	248	270	356	(22)	(8.1)	(86)	(24.2)
FDIC premiums	709	773	870	(64)	(8.3)	(97)	(11.1)
Assets acquired through foreclosure expense	5,201	2,143	762	3,058	142.7	1,381	181.2
Loss on extinguishment of debt	—	3,018	—	(3,018)	(100.0)	3,018	100.0
Other	1,589	1,688	1,594	(99)	(5.9)	94	5.9
Total Noninterest Expense	$27,471	$27,174	$22,069	$297	1.1%	$5,105	23.1%

2013 vs. 2012.    Noninterest expense increased $297,000, or 1.1%. Assets acquired through foreclosure expense increased $3.1 million, primarily due to an increase in valuation adjustments of $3.1 million.  Valuation adjustments on assets acquired through foreclosure totaled $5.0 million for the year ended December 31, 2013, which was primarily driven by a $4.8 million valuation adjustment on insurance policies. Valuation adjustments on assets acquired through foreclosure for the year ended December 31, 2012 totaled $1.9 million.  Salaries, benefits and other compensation increased $798,000, or 5.9%, primarily as a result of increased staffing costs, annual merit increases, higher employee stock ownership plan costs due to our higher stock price and higher benefit plan insurance costs.  These increases were offset by a decrease in loss on extinguishment of debt of $3.0 million due to the extinguishment of debt totaling $56.3 million during the year ended December 31, 2012. No debt was extinguished during the year ended December 31, 2013. Data processing costs decreased $260,000 primarily due to the renegotiation of a data processing contract that became effective in January 2013.
2012 vs. 2011.    In 2012, noninterest expense increased $5.1 million, or 23.1%. Salaries, benefits and other compensation increased $779,000, primarily as a result of increased staffing costs, annual merit increases and higher employee stock ownership plan costs due to our higher stock price. Furniture and equipment expense increased $95,000 primarily due to increased depreciation expense associated with technology investments. Occupancy expense decreased $143,000 due to decreased building maintenance expense and a reduction in rent expense. Assets acquired through foreclosure expense increased $1.4 million, primarily due to an increase in valuation adjustments of $1.3 million. Loss on extinguishment of debt was $3.0 million in conjunction with the Company's balance sheet restructuring during the quarter ended June 30, 2012.
Income Taxes.
2013 vs. 2012.    Income tax expense for each of the years ended December 31, 2013 and 2012 was $2.3 million.  The Bancorp’s effective income tax rate for 2013 and 2012 was 29.0% and 31.4%, respectively. These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income. Tax-exempt income for 2013 was higher than 2012 due to increased tax-exempt loans.
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
Credit Risk Management.    Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our Special Assets Group, which is run by our Chief Operating Officer and other loan and credit administration officers, is responsible for oversight of problem assets and increases the frequency with which criticized and classified credits are reviewed and aggressively acts to resolve problem loans.
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
Assets acquired through foreclosure consists of other real estate owned and financial assets acquired from debtors. These assets are obtained through foreclosure, by a deed-in-lieu of foreclosure, in-substance foreclosure or in exchange for satisfaction of debt. Other real estate owned is initially recorded at fair value less costs to sell. In periods subsequent to acquisition, each real estate asset is carried at the lower of the fair value of the asset, less estimated selling costs, or the amount at which the asset was initially recorded. Financial assets acquired from debtors are carried at fair value under the fair value option in accordance with FASB ASC 825 “Financial Instruments.”  Changes in the fair value of assets acquired through foreclosure at future reporting dates or at the time of disposition will result in an adjustment in assets acquired through foreclosure expense or net gain (loss) on sale of assets acquired through foreclosure, respectively. Holding costs are recorded as assets acquired through foreclosure expense.

The following table provides information with respect to our nonperforming assets and impaired loans by segment at the dates indicated.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccruing Loans:
One- to four-family real estate	$2,390	$3,355	$6,885	$10,813	$7,740
Multi-family and commercial real estate	3,031	5,284	3,814	6,180	4,738
Construction	3,231	6,434	6,372	9,279	15,739
Consumer	128	2,051	7	365	612
Commercial and industrial	—	—	—	—	250
Total	$8,780	$17,124	$17,078	$26,637	$29,079

Accruing Loans Past Due 90 Days or More:
Multi-family and commercial real estate	—	—	—	—	601
Consumer	—	—	3,875	—	—
Total	$—	$—	$3,875	$—	$601

Nonperforming Loans	8,780	17,124	20,953	26,637	29,680

Assets Acquired Through Foreclosure	6,252	8,524	2,423	3,186	4,052
Total Nonperforming Assets	$15,032	$25,648	$23,376	$29,823	$33,732

Total nonperforming loans to total loans	1.20%	2.46%	3.07%	4.07%	4.62%
Total nonperforming loans to total assets	0.79%	1.57%	2.06	2.43	2.53
Total nonperforming assets to total assets	1.35%	2.36%	2.30	2.72	2.87

Impaired Loans:
Nonaccruing loans	$8,780	$17,124	$17,078	$26,637	$29,079
Accruing troubled debt restructurings	6,786	7,388	7,207	8,617	1,201
Other impaired loans	—	—	6,229	3,894	—
Total impaired loans	$15,566	$24,512	$30,514	$39,148	$30,280

The following tables set forth our nonaccrual loans by state and loan segment at December 31, 2013 and December 31, 2012.

December 31, 2013
	One- to Four- Family Real Estate		Multi-family and Commercial Real Estate						Commercial and Industrial
					Construction		Consumer				Total
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
Pennsylvania	6	$1,422	5	$1,552	1	$3,231	1	$98	—	$—	13	$6,303
New Jersey	5	879	2	386	—	—	1	30	—	—	8	1,295
Delaware	1	89	1	1,093	—	—	—	—	—	—	2	1,182
Total	12	$2,390	8	$3,031	1	$3,231	2	$128	—	$—	23	$8,780

December 31, 2012
	One- to Four- Family Real Estate		Multi-family and Commercial Real Estate						Commercial and Industrial
					Construction		Consumer				Total
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
Pennsylvania	7	$1,399	1	$1,380	2	$6,434	8	$189	—	$—	18	$9,402
New Jersey	7	1,956	4	2,738	—	—	—	—	—	—	11	4,694
Delaware	—	—	1	1,166	—	—	—	—	—	—	1	1,166
Other	—	—	—	—	—	—	3	1,862	—	—	3	1,862
Total	14	$3,355	6	$5,284	2	$6,434	11	$2,051	—	$—	33	$17,124

At December 31, 2013, nonperforming assets were comprised of the following:

•	One construction loan, which is collateralized by land and improvements associated with a residential housing development located in Chester County, Pennsylvania.

•	Eight multi-family and commercial real estate loans, the largest of which is secured by multi-use rental properties located in Montgomery County, Pennsylvania.

•	Twelve one- to four-family loans, the largest of which is secured by a single-family home located in Montgomery County, Pennsylvania.

•	Two consumer loans which are secured by second or third lien mortgage positions.

•	Assets acquired through foreclosure consisting of four properties and eight insurance policies, with a total carrying value of $6.3 million.
For a discussion of the allowance related to these assets, see "—Analysis and Determination of the Allowance for Loan Losses—Allowance Required for Impaired Loans."
Regulations require us to review and classify our assets on a regular basis. In addition, our regulators have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. "Substandard assets" must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If we classify an asset as loss, it is recorded as a loan charged off in the current period. The regulations also provide for a "special mention" category, described as criticized assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	December 31,
	2013	2012	2011
	(In thousands)
Special mention assets	$15,091	$10,366	$20,862
Substandard assets	18,665	37,204	36,063
Doubtful assets	—	—	—
Total criticized and classified assets	$33,756	$47,570	$56,925

At December 31, 2013, substandard assets were comprised of: (1) $8.8 million in nonaccrual loans and $6.3 million of assets acquired through foreclosure identified in the nonperforming asset table; (2) $2.0 million related to three loans that are current on principal and interest payments but are classified due to weaknesses in each of the borrower's underlying businesses and (3) $1.6 million in real estate held for investment.
At December 31, 2013, Fox Chase Bank had eight loans classified as special mention, which were comprised of six multi-family and commercial real estate relationships totaling $12.4 million and two commercial and industrial relationships totaling $2.7 million.
Delinquencies.    The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	December 31,
	2013		2012		2011
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
One- to four-family real estate	$172	$—	$18	$284	$370	$252
Multi-family and commercial real estate	—	—	—	1,691	—	—
Construction	—	—	—	—	—	—
Consumer	241	5	23	51	1,097	169
Commercial and industrial	—	—	—	—	—	—
Total	$413	$5	$41	$2,026	$1,467	$421

At December 31, 2013, delinquent loans were comprised of two one- to four-family real estate loans and eleven consumer loans.
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
At December 31, 2012, the Bank had fourteen TDRs, totaling $14.3 million. At December 31, 2013, seven of these TDRs, totaling $9.7 million, remained. These TDRs consisted of:
•one construction loan totaling $3.2 million;
•two multi-family and commercial real estate loans totaling $6.2 million;
•three residential loans totaling $236,000; and
•one consumer loan totaling $13,000.

In addition, there were two new residential loan TDRs added during the year ended December 31, 2013, which totaled $602,000 at December 31, 2013. The Bank agreed to modified terms with the borrowers, which included delayed repayment of principal and interest and reductions in interest rate. The Bank had nine TDRs totaling $10.3 million at December 31, 2013.
Analysis and Determination of the Allowance for Loan Losses.    The allowance for loan losses is maintained at a level representing management's best estimate of known risks and inherent losses in the loan portfolio, based upon management's evaluation of the portfolio's collectability. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When changes in the allowance are necessary, an adjustment is made. The adjustments to the allowance are made by management and presented to the Audit Committee of the Board of Directors.
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
For loans that are not collateral dependent, we establish a specific allowance on impaired loans based on management's estimate of the discounted cash flows the Company expects to receive from the borrower. Factors considered in evaluating such cash flows include: (1) the type and value of collateral, if applicable; (2) the strength of the customer's personal or business cash flows and personal guarantees; (3) the strength of our collateral position, if applicable; (4) the estimated cost to sell the collateral; (5) the borrower's effort to cure the delinquency; (6) the availability of other sources of repayment; and (7) the amount due or past due.
At December 31, 2013, the Company had $15.6 million of impaired loans comprised of: (1) $8.8 million of nonaccrual loans (See —Analysis of Nonperforming and Classified Assets) and (2) $6.8 million of TDRs (See —Troubled Debt Restructurings)
Management has recorded an allowance for loan losses on impaired loans of $1.7 million at December 31, 2013 relating to $15.2 million in impaired loans. Such allowance for loan losses is determined based on either (1) management's estimate of discounted cash flows that the Company expects to receive over the life of the loan or (2) for collateral dependent loans, appraised value less costs to sell. At December 31, 2013, the Company had $356,000 of impaired loans that had no related valuation allowance.

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
At December 31, 2013, our allowance for loan losses was $11.5 million, which represented 1.57% of total loans and 131.3% of nonperforming loans. At December 31, 2013, the allowance for loan losses for impaired loans was $1.7 million and the general valuation allowance for the loan portfolio was $9.8 million. At December 31, 2012, our allowance for loan losses was $11.2 million, which represented 1.61% of total loans and 65.2% of nonperforming loans. At December 31, 2012, the allowance for loan losses for impaired loans was $2.3 million and the general valuation allowance for the loan portfolio was $8.9 million.
The allowance for loan losses at December 31, 2013 and 2012 represent application of loan loss policies, which comply with U.S. generally accepted accounting principles and all regulatory guidance.
We identify loans that may need to be charged off as a loss by reviewing all nonperforming, delinquent and criticized loans which we have concerns about collectability. A loan is charged off when in our judgment; the loan or portion of a loan is considered uncollectible.
The following table sets forth the breakdown of impaired loans by loan segment as of December 31, 2013.

	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$2,390	$582	$—	$2,972	$2,972	$—
Multi-family and commercial	3,031	6,191	—	9,222	8,866	356
Construction	3,231	—	—	3,231	3,231	—
Consumer loans	128	13	—	141	141	—
Commercial and industrial	—	—	—	—	—	—
Total	$8,780	$6,786	$—	$15,566	$15,210	$356

At December 31, 2013, four troubled debt restructurings (“TDRs”), totaling $3.5 million, are excluded from the accruing TDR column above as they are included in the nonaccrual loans column.  Of this amount, $3.2 million relates to one construction loan.  The Bank has commitments of $618,000 to lend additional funds related to this construction loan.  Additionally, the Bank had three residential loan TDRs totaling $256,000 which are included in the nonaccrual loans and total impaired loans columns.

The following table sets forth the allowance for loan loss for impaired loans and general allowance by loan segment as of December 31, 2013.

	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$163	$1	$—	$164	$239	$403
Multi-family and commercial	600	687	—	1,287	5,854	7,141
Construction	263	—	—	263	61	324
Consumer loans	6	—	—	6	147	153
Commercial and industrial	—	—	—	—	3,051	3,051
Unallocated	—	—	—	—	457	457
Total allowance for loan losses	$1,032	$688	$—	$1,720	$9,809	$11,529

The following table sets forth the breakdown of the total allowance for loan losses by loan segment at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family real estate	$403	17.4%	$642	22.9%	$1,760	29.1%	$1,990	36.4%	$1,455	41.8%
Multi-family and commercial real estate	7,141	55.8	6,327	53.1	6,112	45.9	4,624	38.1	3,716	34.3
Construction	324	0.8	873	3.2	869	2.7	3,260	4.8	3,782	6.4
Consumer	153	3.1	232	4.4	455	6.5	665	8.4	707	10.8
Commercial and industrial	3,051	22.9	2,630	16.4	2,657	15.8	1,707	12.3	824	6.7
Unallocated	457	—	466	—	222	—	197	—	121	—
Total allowance for loan losses	$11,529	100.0%	$11,170	100.0%	$12,075	100.0%	$12,443	100.0%	$10,605	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, our regulators, in reviewing our loan portfolio, may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience.    The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance at beginning of period	$11,170	$12,075	$12,443	$10,605	$6,260
Charge-offs:
Real estate loans:
One- to four-family real estate	179	1,408	567	1,403	148
Multi-family and commercial real estate	463	887	1,290	—	3,171
Construction	—	340	3,445	1,990	1,257
Consumer	71	1,892	433	514	131
Commercial and industrial	—	—	596	495	—
Total charge-offs	713	4,527	6,331	4,402	4,707
Recoveries	90	144	229	27	—
Net charge-offs	623	4,383	6,102	4,375	4,707
Provision for loan losses	982	3,478	5,734	6,213	9,052
Allowance at end of period	$11,529	$11,170	$12,075	$12,443	$10,605
Allowance for loan losses to nonperforming loans	131.3%	65.2%	57.6%	46.7%	35.7%
Allowance for loan losses to total loans at the end of the period	1.57	1.61	1.77	1.90	1.65
Net charge-offs to average loans outstanding during the period	0.09	0.66	0.94	0.67	0.75
The following table provides a rollforward of the allowance for loan losses by loan segment from December 31, 2012 to December 31, 2013.

	Year Ended December 31, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$642	$6,327	$873	$232	$2,630	$466	$11,170
(Credit) provision for loan losses	(95)	1,252	(549)	(38)	421	(9)	982
Loans charged off	(179)	(463)	—	(71)	—	—	(713)
Recoveries	35	25	—	30	—	—	90
Balance, ending	$403	$7,141	$324	$153	$3,051	$457	$11,529

Interest Rate Risk Management.    We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk generally is to emphasize the origination of shorter-term adjustable-rate loans, and to invest in securities that have shorter-term maturities. Additionally, we have focused on increasing core deposits including non-interest bearing and money market deposit accounts, which provide greater pricing flexibility, as well as making efforts to extend maturities on certificates of deposit and wholesale borrowings to better match longer-term fixed rate assets.
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

Net Portfolio Value Analysis.    We use a third party vendor prepared model, which incorporates actual data and management assumptions, to review our level of interest rate risk. Such analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 100 basis points.
The following table presents the change in the net portfolio value of Fox Chase Bank at December 31, 2013 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point ("bp") Change in Rates	Amount	Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	143,592	(37,971)	(20.9)%	12.9%	(3.4)%
200	156,946	(24,617)	(13.6)	14.1	(2.2)
100	169,109	(12,454)	(6.9)	15.2	(1.1)
—	181,563	—	—	16.3	—
(100)	190,403	8,840	4.9	17.1	0.8
The decrease in our net portfolio value shown in the preceding table that would occur reflects: (1) that a substantial portion of our interest-earning assets are fixed-rate residential loans and fixed-rate investment securities; (2) the shorter duration of deposits, which reprice more frequently in response to changes in market interest rates; and (3) the size of our mortgage related securities portfolio, which would decrease in value as interest rates increase.
The third party vendor and management use various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. While we believe these assumptions to be reasonable, assumed prepayment rates may not approximate actual future mortgage-backed security and loan repayment activity.
Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments and sales, security repayments, maturities and sales and funds available from the FHLB, Federal Reserve Bank and commercial banks.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loans and securities sales and prepayments are greatly influenced by general interest rates, economic conditions and competition.
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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2013, cash and cash equivalents totaled $11.9 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $256.6 million at December 31, 2013.  In addition, at December 31, 2013, we had the ability to borrow a total of approximately $413.8 million from the FHLB of which we had $150.0 million outstanding.  As of December 31, 2013, the Bank also had a maximum borrowing capacity of $76.7 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of December 31, 2013, the Bank had overnight borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks.
At December 31, 2013, we had $158.5 million in commitments outstanding, which consisted of $16.0 million in home equity and consumer loan commitments, $130.6 million in commercial loan commitments, $11.5 million in standby letters of credit, and $411,000 in commercial letters of credit.
Certificates of deposit due within one year of December 31, 2013 totaled $178.8 million, including $37.2 million of brokered deposits, representing 60.6% of certificates of deposit at December 31, 2013, a decrease from 60.8% at December 31, 2012.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014.
The following table presents certain of our contractual obligations as of December 31, 2013.

		Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations	Total
	(In thousands)
December 31, 2013
Operating lease obligations (1)	$907	$443	$464	$—	$—
FHLB advances and other borrowings (2)	273,067	123,774	60,929	88,364	—
Other long-term obligations (3)	3,163	1,656	1,507	—	—
Total	$277,137	$125,873	$62,900	$88,364	$—
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

Capital Management.  We have managed our capital to maintain strong protection for depositors and creditors. The Bank and Bancorp are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines. See "Business—Regulation and Supervision—Bank Regulation—Capital Requirements," "Business—Regulation and Supervision—Holding Company Regulation—Capital Requirements" and the notes to the consolidated financial statements included in this Report.

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

No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2013 is effective.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets, and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements are prevented or timely detected.
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
KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2013, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, as stated in their reports, which are included herein.

/s/ THOMAS M. PETRO . Thomas M. Petro President and Chief Executive Officer

/s/ ROGER S. DEACON . Roger S. Deacon Chief Financial Officer
March 7, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fox Chase Bancorp, Inc.:
We have audited Fox Chase Bancorp, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 7, 2014

ITEM 9B.    OTHER INFORMATION
None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
For information relating to the directors of Fox Chase Bancorp, the section captioned "Items to be Voted on by Stockholders—Item 1—Election of Directors" in Fox Chase Bancorp's Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.
Executive Officers
For information concerning officers of the Company, see Part I, Item I, "Business—Executive Officers."
Compliance with Section 16(a) of the Exchange Act
For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned "Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance" in Fox Chase Bancorp's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference.
Disclosure of Code of Ethics
For information concerning Fox Chase Bancorp's code of ethics, the information contained under the section captioned "Corporate Governance and Board Matters—Code of Ethics and Business Conduct" in Fox Chase Bancorp's Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference. A copy of the Company's Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Fox Chase Bancorp's website at www.foxchasebank.com.
Corporate Governance
For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned "Corporate Governance and Board Matters—Committees of the Board of Directors—Audit Committee" in Fox Chase Bancorp's Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation
For information regarding executive compensation, the sections captioned "Compensation Discussion and Analysis," "Executive Compensation" and "Corporate Governance and Board Matters—Directors' Compensation" in Fox Chase Bancorp's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference.
Corporate Governance
For information regarding the compensation committee report, the section captioned "Report of the Compensation Committee" in Fox Chase Bancorp's Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in Fox Chase Bancorp's Proxy Statement for the 2014 Annual Meeting of Stockholders.

(b)	Security Ownership of Management
Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in Fox Chase Bancorp's Proxy Statement for the 2014 Annual Meeting of Stockholders.

(c)	Changes in Control
Management of Fox Chase Bancorp knows of no arrangements, including any pledge by any person or securities of Fox Chase Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information
The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company's equity compensation plans as of December 31, 2013.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	1,123,408	$12.81	262,851
Equity Compensation plans not approved by security holders	—	—	—
Total	1,123,408	$12.81	262,851

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the sections captioned "Other Information Relating to Directors and Executive Officers—Policies and Procedures Governing Related Persons Transactions" and "Transactions with Related Persons" in Fox Chase Bancorp's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference.
Corporate Governance
For information regarding director independence, the section captioned "Corporate Governance and Board Matters—Director Independence" in Fox Chase Bancorp's Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the sections captioned "Audit-Related Matters—Audit Fees" and "Policy on Pre-Approval of Audit and Permissible Non-Audit Services" in Fox Chase Bancorp's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No	Description	Location
3.1	Articles of Incorporation of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
3.2	Bylaws of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
4.1	Stock Certificate of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
10.1	*Fox Chase Bank 401(k) Profit-Sharing Plan and Trust	Incorporated herein by reference to Exhibit 10.3 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1/A (No. 333-134160) as filed on July 5, 2006.
10.2	*Employment Agreement between Thomas M. Petro, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.2 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K (File No. 0-54025) as filed on March 12, 2012.
10.3	*Employment Agreement between Jerry D. Holbrook, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.3 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K (File No. 0-54025) as filed on March 12, 2012.
10.4	*Change in Control Agreement by and between Fox Chase Bancorp, Inc., Fox Chase Bank and Randall J. McGarry	Filed herewith
10.5	*Employment Agreement between Roger S. Deacon, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.5 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K (File No. 0-54025) as filed on March 12, 2012.
10.6	*Employment Agreement between Michael S. Fitzgerald, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Exhibit 10.6 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K (File No. 0-54025) as filed on March 12, 2012.
10.7	*Fox Chase Bank Executive Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-134160) as filed on May 16, 2006.
10.8	*Fox Chase Bank Employee Severance Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.8 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K (File No. 0-54025) as filed on March 13, 2013.
10.9	*Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 1-132971) as filed on April 12, 2007.
10.10	*Fox Chase Bancorp, Inc. Executive Incentive Compensation Plan	Filed herewith
10.11	*Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 0-54025) as filed on July 5, 2011.
21.0	List of Subsidiaries	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed herewith
101.0
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements
Filed herewith
_______________________________________________________________________________
*    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX CHASE BANCORP, INC.
Date:	March 7, 2014	By:	/s/ THOMAS M. PETRO . Thomas M. Petro President and Chief Executive Officer
________________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ THOMAS M. PETRO
Thomas M. Petro	President, Chief Executive Officer and Director (principal executive officer)	March 7, 2014
/s/ ROGER S. DEACON
Roger S. Deacon	Chief Financial Officer (principal accounting and financial officer)	March 7, 2014
/s/ ROGER H. BALLOU
Roger H. Ballou	Director	March 7, 2014
/s/ RICHARD E. BAUER
Richard E. Bauer	Director	March 7, 2014
/s/ TODD S. BENNING
Todd S. Benning	Director	March 7, 2014
/s/ RICHARD M. EISENSTAEDT
Richard M. Eisenstaedt	Director	March 7, 2014
/s/ ANTHONY A. NICHOLS, SR.
Anthony A. Nichols, Sr.	Director	March 7, 2014
/s/ ROSEANN ROSENTHAL
RoseAnn Rosenthal	Director	March 7, 2014

* * * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Fox Chase Bancorp, Inc.:
We have audited the accompanying consolidated statements of condition of Fox Chase Bancorp, Inc. and subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 7, 2014

FOX CHASE BANCORP, INC.
Consolidated Statements of Condition
(In Thousands, Except Share Data)

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$149	$162
Interest-earning demand deposits in other banks	11,798	24,928
Total cash and cash equivalents	11,947	25,090
Investment securities available-for-sale	10,489	12,491
Mortgage related securities available-for-sale	246,068	283,616
Mortgage related securities held-to-maturity (fair value of $67,491 at December 31, 2013 and $29,451 at December 31, 2012)	68,397	28,369
Loans, net of allowance for loan losses of $11,529 at December 31, 2013 and $11,170 at December 31, 2012	720,490	683,865
Federal Home Loan Bank stock, at cost	9,813	8,097
Bank-owned life insurance	14,547	14,077
Premises and equipment, net	9,814	10,443
Assets acquired through foreclosure	6,252	8,524
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,308	3,223
Mortgage servicing rights, net	152	170
Deferred tax asset, net	8,906	2,953
Other assets	4,819	5,803
Total Assets	$1,116,622	$1,088,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$673,715	$687,409
Short-term borrowings	80,500	70,500
Federal Home Loan Bank advances	150,000	110,000
Other borrowed funds	30,000	30,000
Advances from borrowers for taxes and insurance	1,525	1,699
Accrued interest payable	314	330
Accrued expenses and other liabilities	7,101	6,938
Total Liabilities	943,155	906,876

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at December 31, 2013 and December 31, 2012)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 12,147,803 shares outstanding at December 31, 2013 and 12,356,564 shares outstanding at December 31, 2012)	146	146
Additional paid-in capital	137,593	136,132
Treasury stock, at cost (2,468,172 shares at December 31, 2013 and 2,249,600 shares at December 31, 2012)	(33,436)	(29,733)
Common stock acquired by benefit plans	(9,272)	(10,228)
Retained earnings	82,885	80,608
Accumulated other comprehensive (loss) income, net	(4,449)	4,540
Total Stockholders’ Equity	173,467	181,465
Total Liabilities and Stockholders’ Equity	$1,116,622	$1,088,341

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2013	2012	2011
INTEREST INCOME
Interest and fees on loans	$32,650	$33,878	$35,428
Interest on mortgage related securities	7,159	7,606	9,775
Interest on investment securities available-for-sale
Taxable	318	308	488
Nontaxable	—	34	184
Other interest income	2	8	71
Total Interest Income	40,129	41,834	45,946
INTEREST EXPENSE
Deposits	4,344	6,347	8,672
Short-term borrowings	130	38	5
Federal Home Loan Bank advances	2,188	2,383	4,085
Other borrowed funds	1,007	1,349	1,733
Total Interest Expense	7,669	10,117	14,495
Net Interest Income	32,460	31,717	31,451
Provision for loan losses	982	3,478	5,734
Net Interest Income after Provision for Loan Losses	31,478	28,239	25,717
NONINTEREST INCOME
Service charges and other fee income	1,694	1,597	1,630
Net gain on sale of assets acquired through foreclosure	484	135	250
Impairment loss on real estate held for investment	—	—	(110)
Income on bank-owned life insurance	470	471	468
Equity in earnings of affiliate	445	690	245
Other	165	130	130

Total other-than-temporary impairment loss	—	—	(407)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—	46
Net other-than-temporary impairment loss	—	—	(361)
Net gains on sale of investment securities (includes $532, $3,292 and $1,091 for the years ended December 31, 2013, 2012 and 2011, respectively, accumulated other comprehensive income reclassification for unrealized holdings gains)	532	3,292	1,091
Net investment securities gains	532	3,292	730
Total Noninterest Income	3,790	6,315	3,343
NONINTEREST EXPENSE
Salaries, benefits and other compensation	14,338	13,540	12,761
Occupancy expense	1,689	1,702	1,845
Furniture and equipment expense	469	537	442
Data processing costs	1,537	1,797	1,719
Professional fees	1,691	1,706	1,720
Marketing expense	248	270	356
FDIC premiums	709	773	870
Assets acquired through foreclosure expense	5,201	2,143	762
Loss on extinguishment of debt	—	3,018	—
Other	1,589	1,688	1,594
Total Noninterest Expense	27,471	27,174	22,069
Income Before Income Taxes	7,797	7,380	6,991
Income tax provision (includes $186, $1,174 and $371 for the years ended December 31, 2013, 2012 and 2011, respectively, income tax expense from reclassification items)	2,263	2,318	2,212
Net Income	$5,534	$5,062	$4,779
Earnings per share:
Basic	$0.49	$0.44	$0.36
Diluted	$0.48	$0.43	$0.36
The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$5,534	$5,062	$4,779
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available-for-sale	(13,343)	98	1,203
Tax Effect	4,700	(7)	(424)
Net of Tax Amount	(8,643)	91	779

Non-credit related unrealized loss on other-than-temporary impaired securities	—	—	(46)
Tax Effect	—	—	16
Net of Tax Amount	—	—	(30)

Reclassification adjustments for net investment securities gains included in net income	(532)	(3,379)	(1,091)
Tax Effect	186	1,208	371
Net of Tax Amount	(346)	(2,171)	(720)

Reclassification adjustment for loss included in net income for other-than-temporary impaired investments sold, net	—	87	—
Tax Effect	—	(34)	—
Net of Tax Amount	—	53	—

Other comprehensive (loss) income	(8,989)	(2,027)	29
Comprehensive (loss) income	$(3,455)	$3,035	$4,808
The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2013, 2012 and 2011
(In Thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Equity
BALANCE - DECEMBER 31, 2010	$145	$133,997	$—	$(9,283)	$74,307	$6,538	$205,704
Purchase of treasury stock	—	—	(19,822)	—	—	—	(19,822)
Purchase of common stock for equity incentive plan	—	—	—	(3,474)	—	—	(3,474)
Stock based compensation expense	—	1,041	—	—	—	—	1,041
Unallocated ESOP shares committed to employees	—	216	—	624	—	—	840
Issuance of stock for vested equity awards	—	(544)	—	592	(48)	—	—
Common stock issued for exercise of vested stock options	1	161	—	—	—	—	162
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	—	—	—	—	—
Dividends paid ($0.08 per share)	—	—	—	—	(1,067)	—	(1,067)
Net income	—	—	—	—	4,779	—	4,779
Other comprehensive income	—	—	—	—	—	29	29
BALANCE - DECEMBER 31, 2011	$146	$134,871	$(19,822)	$(11,541)	$77,971	$6,567	$188,192
Purchase of treasury stock	—	—	(9,911)	—	—	—	(9,911)
Stock based compensation expense	—	1,042	—	—	—	—	1,042
Unallocated ESOP shares committed to employees	—	297	—	624	—	—	921
Issuance of stock for vested equity awards	—	(646)	—	689	(43)	—	—
Common stock issued for exercise of vested stock options	—	480	—	—	—	—	480
Tax benefit from exercise of stock options and vesting of restricted stock	—	88	—	—	—	—	88
Dividends paid ($0.20 per share)	—	—	—	—	(2,382)	—	(2,382)
Net income	—	—	—	—	5,062	—	5,062
Other comprehensive income	—	—	—	—	—	(2,027)	(2,027)
BALANCE - DECEMBER 31, 2012	$146	$136,132	$(29,733)	$(10,228)	$80,608	$4,540	$181,465
Purchase of treasury stock	—	—	(3,703)	—	—	—	(3,703)
Stock based compensation expense	—	1,124	—	—	—	—	1,124
Unallocated ESOP shares committed to employees	—	490	—	624	—	—	1,114
Issuance of stock for vested equity awards	—	(318)	—	332	(14)	—	—
Common stock issued for exercise of vested stock options	—	106	—	—	—	—	106
Tax benefit from exercise of stock options and vesting of restricted stock	—	59	—	—	—	—	59
Dividends paid ($0.28 per share)	—	—	—	—	(3,243)	—	(3,243)
Net income	—	—	—	—	5,534	—	5,534
Other comprehensive loss	—	—	—	—	—	(8,989)	(8,989)
BALANCE - DECEMBER 31, 2013	$146	$137,593	$(33,436)	$(9,272)	$82,885	$(4,449)	$173,467

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net income	$5,534	$5,062	$4,779
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	982	3,478	5,734
Valuation adjustment for assets acquired through foreclosure	5,017	1,911	657
Impairment loss on real estate held for investment	—	—	110
Depreciation	783	822	709
Net amortization of securities premiums and discounts	2,596	2,898	3,289
Proceeds from the sale of loans held for sale	3,157	—	—
Benefit for deferred income taxes	(1,067)	(90)	(343)
Stock compensation from benefit plans	2,238	1,963	1,881
Net gain on sale of assets acquired through foreclosure	(484)	(135)	(250)
Net gain on sale of investment securities	(532)	(3,292)	(1,091)
Net other-than-temporary impairment loss	—	—	361
Income on bank-owned life insurance	(470)	(471)	(468)
Tax benefit from exercise of stock options and vesting of restricted stock	(59)	(88)	—
Decrease in mortgage servicing rights, net	18	146	132
(Decrease) increase in accrued interest receivable and other assets	(381)	598	746
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	147	4,793	(777)
Net Cash Provided by Operating Activities	17,479	17,595	15,469
Cash Flows from Investing Activities
Equity investment in unconsolidated entity	360	180	45
Investment securities available-for-sale:
Purchases	—	(5,269)	—
Proceeds from sales	—	6,157	—
Proceeds from maturities, calls and principal repayments	2,000	9,866	9,094
Mortgage related securities available-for-sale:
Purchases	(49,821)	(217,894)	(35,031)
Proceeds from sales	9,517	85,686	13,976
Proceeds from maturities, calls and principal repayments	62,467	71,739	73,187
Mortgage related securities held-to-maturity:
Purchases	(51,420)	—	—
Proceeds from maturities, calls and principal repayments	10,992	12,189	10,040
Net increase in loans	(4,217)	(3,507)	(2,581)
Purchases of loans and loan participations	(40,877)	(22,350)	(32,655)
Net (increase) decrease in Federal Home Loan Bank stock	(1,716)	(23)	1,839
Purchases of premises and equipment	(171)	(833)	(447)
Additions to assets acquired through foreclosure	(1,180)	(470)	—
Proceeds from sales and payments on assets acquired through foreclosure	4,093	1,663	1,888
Net Cash (Used in) Provided by Investing Activities	(59,973)	(62,866)	39,355
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(13,694)	10,815	(35,169)
Decrease in advances from borrowers for taxes and insurance	(174)	(37)	(160)
Principal payments on other borrowed funds	—	(20,000)	—
Proceeds from Federal Home Loan Bank advances	40,000	60,000	—
Principal payments on Federal Home Loan Bank advances	—	(38,278)	(34,522)
Net increase in short-term borrowings	10,000	62,000	8,500
Tax benefit from exercise of stock options and vesting of restricted stock	59	88	—
Common stock issued for exercise of stock options	106	480	162
Acquisition of common stock for equity incentive plan	—	—	(3,474)
Purchase of treasury stock	(3,703)	(9,911)	(19,822)
Cash dividends paid	(3,243)	(2,382)	(1,067)
Net Cash Provided by (Used in) Financing Activities	29,351	62,775	(85,552)
Net (Decrease) Increase in Cash and Cash Equivalents	(13,143)	17,504	(30,728)
Cash and Cash Equivalents – Beginning	25,090	7,586	38,314
Cash and Cash Equivalents – Ending	$11,947	$25,090	$7,586
Supplemental Disclosure of Cash Flow Information
Interest paid	$7,685	$10,205	$14,657
Income taxes paid	$2,900	$2,438	$2,500
Transfers of loans to assets acquired through foreclosure	$5,174	$9,070	$1,479
Transfers of loans to loans held for sale	$3,157	$—	$—
Net charge-offs	$623	$4,383	$6,102
The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC
Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Fox Chase Bancorp, Inc. (the “Bancorp”) is a Maryland corporation. The Bancorp’s primary business is holding the common stock of the Bank and making two loans to the Fox Chase Bank Employee Stock Ownership Plan ("ESOP").  The Bancorp is authorized to pursue other business activities permissible by laws and regulations for bank holding companies.

The Bancorp and Fox Chase Bank (the "Bank") (collectively referred to as the “Company” or the "Corporation") provide a wide variety of financial products and services to individuals and businesses through the Bank’s eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The operations of the Company are managed as a single business segment.  The Bank also owns approximately 45% of Philadelphia Mortgage Advisors (“PMA”), a mortgage banker located in Plymouth Meeting, Pennsylvania and Ocean City, New Jersey.

The Company is subject to the regulations of certain federal banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

The Bank converted from a federally chartered savings bank to a Pennsylvania state-chartered savings bank during the fourth quarter of 2013, at which time, the Bank became regulated by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the "FDIC).  Concurrent with the Bank’s charter conversion, the Bancorp converted to a bank holding company and will continue to be regulated by the Board of Governors of the Federal Reserve System.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Bancorp and the Bank.  The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc., Fox Chase Service Corporation, 104 S. Oakland Ave., LLC and Davisville Associates, LLC.  Fox Chase Financial, Inc. is a Delaware-chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania-chartered company and its purposes are to facilitate the Bank’s investment in PMA and, for regulatory purposes, to hold commercial loans.  At December 31, 2013, Fox Chase Service Corporation held $20.0 million in commercial loans.  104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  All material inter-company transactions and balances have been eliminated in consolidation.  Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

•
Debt and equity securities not classified in either of the above categories are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as increases or decreases in accumulated other comprehensive (loss) income, a separate component of stockholders' equity. Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movement in interest rates, changes in the maturity or mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other factors.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Allowance for Loan Losses
The allowance for loan losses is adjusted through provisions for loan losses charged against or credited to income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is maintained at a level representing management's best estimate of known risks and inherent losses in the portfolio, based upon management's evaluation of the portfolio's collectability. Our methodology for assessing the appropriateness of the allowance for loan losses consists of an allowance on impaired loans and a general valuation allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for losses on the entire portfolio.
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Consumer lending includes unsecured lending or loans secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower's continuing financial stability. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
Troubled Debt Restructurings
Loans are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate, extension of a loan's stated maturity date, temporary deferral of payments or granting credit to a borrower who is unable to obtain credit from another financial institution. Accrual of interest continues upon modification if the borrower has demonstrated a history of making payment as contractually due and has provided evidence which supports the borrower's ability to make payments. The accrual of interest income on accruing troubled debt restructurings is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about continued collectability of principal or interest, even though the loan is currently performing. Troubled debt restructurings which are subsequently reported as non-accrual remain as such until they demonstrate consistent payment performance for a minimum period of six months. All loans classified as troubled debt restructurings are considered impaired.
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
Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the assets' estimated useful lives or, for leasehold improvements, over the life of the related lease if less than the estimated useful life of the asset. The estimated useful life is generally 10-39 years for buildings and 1-7 years for furniture and equipment. When assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. The cost of maintenance and repairs is charged to expense when incurred and renewals and improvements are capitalized. Rental concessions on leased properties are recognized over the life of the lease.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets Acquired through Foreclosure
Assets acquired through foreclosure consists of other real estate owned and financial assets acquired from debtors. These assets are obtained through foreclosure, by a deed-in-lieu of foreclosure, in-substance foreclosure or in exchange for satisfaction of debt.
Other real estate owned is initially recorded at fair value less costs to sell. In periods subsequent to acquisition, each real estate asset is carried at the lower of the fair value of the asset, less estimated selling costs, or the amount at which the asset was initially recorded. Costs related to the development or improvement of an acquired property are capitalized. Holding costs and declines in carrying value after acquisition are recorded as assets acquired through foreclosure expense in the consolidated statements of operations.
Financial assets acquired from debtors are carried at fair value under the fair value option in accordance with FASB ASC 825 "Financial Instruments." Increases or decreases in fair value after acquisition are recorded as assets acquired through foreclosure expense in the consolidated statements of operations.
Real Estate Held for Investment
Real estate held for investment is carried at cost and is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As of December 31, 2013 and December 31, 2012, real estate held for investment represented undeveloped land located in Absecon, New Jersey. The property was acquired by the Company in 2003 to expand the Company's retail branch network in southern New Jersey. At December 31, 2011, the property was carried at $1.6 million based on an appraisal obtained during 2011, which resulted in an impairment loss of $110,000 during the year ended December 31, 2011. As of December 31, 2013 and 2012, the property continued to be carried at $1.6 million.
In accordance with regulatory guidelines, because this real estate held for investment was not sold or placed in service by June 2011 (eight years from acquisition); for regulatory reporting purposes, the full amount of this asset is recorded as a reduction of regulatory capital at December 31, 2013 and 2012.
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
The Company recognizes a tax position if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of the benefit to recognize and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company has no material tax exposure matters that were accrued as of December 31, 2013 and 2012. The Company's policy is to account for interest and penalties as components of income tax expense.
Equity Method Investments
Under the equity method, the Company recognizes its portion of net income of unconsolidated affiliates, net of eliminations, in equity in earnings of affiliate on the consolidated statements of operations. Equity method investments are included in other assets on the consolidated statements of condition.
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
Employee Stock Ownership Plan
The ESOP borrowed funds from the Bancorp to purchase shares of common stock of the Bancorp. The funds borrowed by the ESOP from Bancorp to purchase shares of common stock in 2006 are being repaid from the Bank's contributions over a period of 15 years from 2006 to 2020. The funds borrowed by the ESOP from the Bancorp to purchase shares of common stock in 2010 are being repaid from the Bank's contributions over a period of 14.5 years from 2010 to 2024. The Bancorp's common stock not yet allocated to participants is recorded as a reduction of stockholders' equity at cost. The Bancorp's loans to the ESOP and the ESOP's note payables are not reflected in the consolidated statements of condition. Compensation expense for the ESOP is based on the average market price of the Company's stock and is recognized as shares are committed to be released to participants. The notes receivable and related interest income are included in the parent company financial statements presented in Note 17.
For purposes of computing basic and diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are not considered outstanding.
Stock Based Compensation
The Company grants equity awards to employees, consisting of stock options, performance awards and restricted stock, under its Long-Term Incentive Plan, its 2007 Equity Incentive Plan and its 2011 Equity Incentive Plan. The Company classifies share-based compensation for employees and outside directors within "Salaries, benefits and other compensation" in the consolidated statements of operations to correspond with the same line item as compensation paid. Additionally, the Company reports (1) the expense associated with the grants as an adjustment to operating cash flows and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow. Excess tax benefits totaled $59,000 and $88,000 in 2013 and 2012, respectively. There were no such excess tax benefits in 2011.
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Performance-based restricted shares vest over a five-year period based on service and achievement of performance metrics. The performance metrics to be evaluated during the performance period are (1) return on assets compared to peer group and (2) earnings per share growth rate compared to peer group. On the third anniversary of the grant date, the Company's level of performance relative to the performance metrics are evaluated and, if such performance metrics have been achieved, an amount of shares that will vest at that time and over the following two years will be determined. Of the shares that will vest, 50% of the shares vest on the third anniversary of the date of grant and 25% vest on each of the fourth and fifth anniversaries of the date of grant.

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

Earnings per share ("EPS"), basic and diluted, were $0.49 and $0.48, respectively for the year ended December 31, 2013. EPS, basic and diluted, were $0.44 and $0.43, respectively for the year ended December 31, 2012. EPS, both basic and diluted, were $0.36 for the year ended December 31, 2011.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Years Ended December 31,
	2013	2012	2011
Net income	$5,534,000	$5,062,000	$4,779,000

Weighted-average common shares outstanding (1)	12,199,774	12,624,068	14,112,359
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(586,424)	(651,538)	(716,530)
Shares purchased by trust	(324,207)	(372,653)	(249,670)
Weighted-average common shares used to calculate basic earnings per share	11,289,143	11,599,877	13,146,159
Dilutive effect of:
Restricted stock awards	42,582	29,653	33,089
Stock option awards	198,429	117,731	52,582
Weighted-average common shares used to calculate diluted earnings per share	11,530,154	11,747,261	13,231,830

Earnings per share-basic	$0.49	$0.44	$0.36
Earnings per share-diluted	$0.48	$0.43	$0.36

Outstanding common stock equivalents having no dilutive effect	1,108,329	860,842	822,461
(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI in AOCI	Fair Value
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$300	$8	$—	$—	$308
Corporate securities	10,145	54	(18)	—	10,181
	10,445	62	(18)	—	10,489
Private label commercial mortgage related securities	2,118	2	—	—	2,120
Agency residential mortgage related securities	250,851	2,655	(9,558)	—	243,948
Total mortgage related securities	252,969	2,657	(9,558)	—	246,068
Total available-for-sale securities	$263,414	$2,719	$(9,576)	$—	$256,557

Held-to-Maturity Securities:
Agency residential mortgage related securities	$68,397	$514	$(1,420)	$—	$67,491
Total mortgage related securities	68,397	514	(1,420)	—	67,491
Total held-to-maturity securities	$68,397	$514	$(1,420)	$—	$67,491

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI in AOCI	Fair Value
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$300	$14	$—	$—	$314
Corporate securities	12,207	91	(121)	—	12,177
	12,507	105	(121)	—	12,491
Private label commercial mortgage related securities	6,119	78	—	—	6,197
Agency residential mortgage related securities	270,461	7,023	(65)	—	277,419
Total mortgage related securities	276,580	7,101	(65)	—	283,616
Total available-for-sale securities	$289,087	$7,206	$(186)	$—	$296,107

Held-to-Maturity Securities:
Agency residential mortgage related securities	$28,369	$1,082	$—	$—	$29,451
Total mortgage related securities	28,369	1,082	—	—	29,451
Total held-to-maturity securities	$28,369	$1,082	$—	$—	$29,451

Obligations of U.S. government agencies represents debt issued by the Federal Home Loan Bank (the "FHLB") and are not backed by the full faith and credit of the United States government.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012.

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	2,982	(18)	2,982	(18)
	—	—	2,982	(18)	2,982	(18)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	180,448	(7,251)	24,841	(2,307)	205,289	(9,558)
Total mortgage related securities	180,448	(7,251)	24,841	(2,307)	205,289	(9,558)
Total available-for-sale securities	$180,448	$(7,251)	$27,823	$(2,325)	$208,271	$(9,576)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$40,615	$(1,420)	$—	$—	$40,615	$(1,420)
Total mortgage related securities	40,615	(1,420)	—	—	40,615	(1,420)
Total held-to-maturity securities	$40,615	$(1,420)	$—	$—	$40,615	$(1,420)
Total Temporarily Impaired Securities	$221,063	$(8,671)	$27,823	$(2,325)	$248,886	$(10,996)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	2,879	(121)	2,879	(121)
	—	—	2,879	(121)	2,879	(121)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	29,092	(65)	—	—	29,092	(65)
Total mortgage related securities	29,092	(65)	—	—	29,092	(65)
Total available-for-sale securities	$29,092	$(65)	$2,879	$(121)	$31,971	$(186)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$—	$—	$—	$—	$—	$—
Total mortgage related securities	—	—	—	—	—	—
Total held-to-maturity securities	$—	$—	$—	$—	$—	$—
Total Temporarily Impaired Securities	$29,092	$(65)	$2,879	$(121)	$31,971	$(186)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

During the year ended December 31, 2013, the Company sold seven mortgage related securities with an amortized cost of $9.0 million and recognized gross gains of $532,000.

The Company evaluates a variety of factors when concluding whether a security is other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the security, the underlying rating of the issuer, and the presence of credit enhancements.

At December 31, 2013, gross unrealized losses totaled $11.0 million.  One corporate security with a fair value of $3.0 million and an unrealized loss position of $18,000 and six agency residential mortgage related securities with a fair value of $24.8 million and an unrealized loss position of $2.3 million, had unrealized loss positions for twelve months or longer as of December 31, 2013.  The corporate security has a rating of "Baa2."  The remaining securities in an unrealized loss position at December 31, 2013 have been in an unrealized loss position for less than twelve months.  These securities consist of 94 agency residential mortgage related securities whose fair value primarily fluctuates with changes in market conditions for the underlying securities and changes in the interest rate environment.  The fair value of these agency residential mortgage related securities totaled $221.1 million and the unrealized loss totaled $8.7 million. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that it will be required to sell these securities before a recovery of fair value, which may be maturity.  Upon review of the attributes of the individual securities, the Company concluded these securities were not other-than-temporarily impaired.

As of December 31, 2013, the Company held two private label commercial mortgage related securities ("CMBS") with an amortized cost of $2.1 million.  These securities had a net unrealized gain of $2,000 at December 31, 2013 and both individual securities were held at an unrealized gain.  As of December 31, 2012, the Company held three private label CMBS with an amortized cost of $6.1 million.  These securities had a net unrealized gain of $78,000 at December 31, 2012 and all individual securities were held at an unrealized gain.

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

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

The following schedules provide a summary of the components of net investment securities gains (losses) in the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, 2013
	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)
	(In thousands)
Obligations of U.S. government agencies	$—	$—	$—	$—	$—
Corporate securities	—	—	—	—	—
	—	—	—	—	—
Private label residential mortgage related security	—	—	—	—	—
Private label commercial mortgage related securities	—	—	—	—	—
Agency residential mortgage related securities	532	—	—	—	532
Total mortgage related securities	532	—	—	—	532
Total securities available-for-sale	$532	$—	$—	$—	$532

	Year Ended December 31, 2012
	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)
	(In thousands)
Obligations of U.S. government agencies	$64	$—	$—	$—	$64
Corporate securities	—	—	—	—	—
	64	—	—	—	64
Private label residential mortgage related security	—	(87)	—	—	(87)
Private label commercial mortgage related securities	—	—	—	—	—
Agency residential mortgage related securities	3,315	—	—	—	3,315
Total mortgage related securities	3,315	(87)	—	—	3,228
Total securities available-for-sale	$3,379	$(87)	$—	$—	$3,292

	Year Ended December 31, 2011
	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)
	(In thousands)
Obligations of U.S. government agencies	$—	$—	$—	$—	$—
Corporate securities	—	—	—	—	—
	—	—	—	—	—
Private label residential mortgage related security	—	—	(407)	46	(361)
Private label commercial mortgage related securities	—	—	—	—	—
Agency residential mortgage related securities	1,091	—	—	—	1,091
Total mortgage related securities	1,091	—	(407)	46	730
Total securities available-for-sale	$1,091	$—	$(407)	$46	$730

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2013 and 2012 by contractual maturity are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
December 31, 2013
Due in one year or less	$1,999	$2,000	$—	$—
Due after one year through five years	8,446	8,489	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	252,969	246,068	68,397	67,491
	$263,414	$256,557	$68,397	$67,491

December 31, 2012
Due in one year or less	$2,019	$2,032	$—	$—
Due after one year through five years	10,488	10,459	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	276,580	283,616	28,369	29,451
	$289,087	$296,107	$28,369	$29,451

Securities with a fair value of $9.7 million and $8.3 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a fair value of $197.6 million and $115.1 million at December 31, 2013 and 2012, respectively, were used to secure FHLB advances, short-term borrowings, other borrowed funds and related unused borrowing capacities.  See Note 8.

Securities with a fair value of $702,000 and $892,000 at December 31, 2013 and 2012, respectively, were used to secure derivative transactions.

NOTE 3 - LOANS

The composition of net loans at December 31, 2013 and 2012 is provided below:

	December 31,
	2013	2012
	(In thousands)
Real estate loans:
One- to four-family	$127,501	$158,828
Multi-family and commercial	408,365	368,948
Construction	5,904	22,591
	541,770	550,367
Consumer loans	22,478	30,585
Commercial and industrial loans	168,013	113,820
Total loans	732,261	694,772
Deferred loan origination (fees) cost, net	(242)	263
Allowance for loan losses	(11,529)	(11,170)
Net loans	$720,490	$683,865

NOTE 3 - LOANS (Continued)

The Company had approximately $188.6 million and $197.9 million of loans in New Jersey at December 31, 2013 and 2012, respectively. Other than the loans in New Jersey, the majority of the Company's loans are in the geographic areas near the Company's branches in Southeastern Pennsylvania.
The Company reclassified $48,000 and $8,000 of deposit accounts that were overdrawn to loans as of December 31, 2013 and 2012, respectively.

The following table presents changes in the allowance for loan losses:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning	$11,170	$12,075	$12,443
Provision for loan losses	982	3,478	5,734
Loans charged off	(713)	(4,527)	(6,331)
Recoveries	90	144	229
Balance, ending	$11,529	$11,170	$12,075

The following tables present changes in the allowance for loan losses by loan segment for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$642	$6,327	$873	$232	$2,630	$466	$11,170
(Credit) provision for loan losses	(95)	1,252	(549)	(38)	421	(9)	982
Loans charged off	(179)	(463)	—	(71)	—	—	(713)
Recoveries	35	25	—	30	—	—	90
Balance, ending	$403	$7,141	$324	$153	$3,051	$457	$11,529

	Year Ended December 31, 2012
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$1,760	$6,112	$869	$455	$2,657	$222	$12,075
Provision (credit) for loan losses	286	1,064	252	1,659	(27)	244	3,478
Loans charged off	(1,408)	(887)	(340)	(1,892)	—	—	(4,527)
Recoveries	4	38	92	10	—	—	144
Balance, ending	$642	$6,327	$873	$232	$2,630	$466	$11,170

NOTE 3 - LOANS (Continued)

The following tables set forth the breakdown of impaired loans by loan segment as of December 31, 2013 and 2012.

December 31, 2013
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$2,390	$582	$—	$2,972	$2,972	$—
Multi-family and commercial	3,031	6,191	—	9,222	8,866	356
Construction	3,231	—	—	3,231	3,231	—
Consumer loans	128	13	—	141	141	—
Commercial and industrial	—	—	—	—	—	—
Total	$8,780	$6,786	$—	$15,566	$15,210	$356

December 31, 2012
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$3,355	$507	$—	$3,862	$3,862	$—
Multi-family and commercial	5,284	6,867	—	12,151	11,770	381
Construction	6,434	—	—	6,434	6,434	—
Consumer loans	2,051	14	—	2,065	203	1,862
Commercial and industrial	—	—	—	—	—	—
Total	$17,124	$7,388	$—	$24,512	$22,269	$2,243

For the years ended December 31, 2013, 2012 and 2011, the average recorded investment in the impaired loans was $15.9 million, $28.7 million, and $32.0 million respectively.  The interest income recognized on these impaired loans was $359,000, $502,000 and $825,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Loans on which the accrual of interest has been discontinued amounted to $8.8 million at December 31, 2013 and $17.1 million at December 31, 2012.  If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $616,000, $1.5 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.  There were $0, $0 and $3.9 million of loans past due 90 days or more and still accruing interest at December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, four troubled debt restructurings (“TDRs”), totaling $3.5 million, are excluded from the accruing TDR column above as they are included in the nonaccrual loans column.  Of this amount, $3.2 million relates to one construction loans.  The Bank has commitments of $618,000 to lend additional funds related to this construction loan.  Additionally, the Bank had three residential loan TDRs totaling $256,000 which are included in the nonaccrual loans and total impaired loans columns. At December 31, 2012, seven TDRs totaling $6.9 million are excluded from the accruing TDR column as they are included in nonaccrual loans and total impaired loans columns.

NOTE 3 - LOANS (Continued)

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of December 31, 2013 and 2012.

December 31, 2013	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$163	$1	$—	$164	$239	$403
Multi-family and commercial	600	687	—	1,287	5,854	7,141
Construction	263	—	—	263	61	324
Consumer loans	6	—	—	6	147	153
Commercial and industrial	—	—	—	—	3,051	3,051
Unallocated	—	—	—	—	457	457
Total allowance for loan losses	$1,032	$688	$—	$1,720	$9,809	$11,529

December 31, 2012	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$337	$5	$—	$342	$300	$642
Multi-family and commercial	530	948	—	1,478	4,849	6,327
Construction	449	—	—	449	424	873
Consumer loans	10	1	—	11	221	232
Commercial and industrial	—	—	—	—	2,630	2,630
Unallocated	—	—	—	—	466	466
Total allowance for loan losses	$1,326	$954	$—	$2,280	$8,890	$11,170

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty, which results in a TDR.  TDRs are impaired loans.  TDRs typically result from the Company’s loss mitigation activities, which, among other activities, could include extension of maturity, rate reductions, payment extension, and/or principal forgiveness.

At December 31, 2012, the Bank had fourteen TDRs, totaling $14.3 million. At December 31, 2013, seven of these TDRs, totaling $9.7 million, remained. These TDRs consisted of:
•one construction loans totaling $3.2 million;
•two multi-family and commercial real estate loans totaling $6.2 million;
•three residential loans totaling $236,000; and
•one consumer loan totaling $13,000.

In addition, there were two new residential loan TDRs added during the year ended December 31, 2013, which totaled $602,000 at December 31, 2013. The Bank agreed to modified terms with the borrowers, which included delayed repayment of principal and interest and reductions in interest rate. The Bank had nine TDRs totaling $10.3 million at December 31, 2013.

NOTE 3 - LOANS (Continued)

The following tables set forth a summary of the TDR activity for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31, 2013
				TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months
	Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real estate loans:
One- to four-family	2	$622	$622	—	$—
Multi-family and commercial	—	—	—	1	1,640
Construction	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Total	2	$622	$622	1	$1,640
The one loan disclosed above as a defaulted TDR was current as to monetary payments, but past maturity.  Subsequent to the default, the loan was extended and as of  December 31, 2013 the loan was performing in accordance with the modified terms.

	Year Ended December 31, 2012
				TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months
	Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real estate loans:
One- to four-family	4	$582	$582	3	$254
Multi-family and commercial	2	604	604	—	—
Construction	—	—	—	—	—
Consumer loans	1	14	14	1	8
Commercial and industrial	—	—	—	—	—
Total	7	$1,200	$1,200	4	$262

	Year Ended December 31, 2011
				TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months
	Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real estate loans:
One- to four-family	2	$307	$307	—	$—
Multi-family and commercial	1	4,673	4,673	—	—
Construction	—	—	—	1	3,115
Consumer loans	2	64	64	—	—
Commercial and industrial	—	—	—	1	600
Total	5	$5,044	$5,044	2	$3,715

NOTE 3 - LOANS (Continued)

The following table sets forth past due loans by segment as of December 31, 2013 and 2012.

	December 31,
	2013		2012
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
One- to four-family real estate	$172	$—	$18	$284
Multi-family and commercial real estate	—	—	—	1,691
Construction	—	—	—	—
Consumer	241	5	23	51
Commercial and industrial	—	—	—	—
Total	$413	$5	$41	$2,026

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

The following tables set forth criticized and classified loans by segment as of December 31, 2013 and 2012.

	December 31, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$125,111	$390,908	$2,672	$22,350	$165,336	$706,377
Special mention	—	12,414	—	—	2,677	15,091
Substandard	2,390	5,043	3,232	128	—	10,793
Doubtful	—	—	—	—	—	—
Total loans	$127,501	$408,365	$5,904	$22,478	$168,013	$732,261

	December 31, 2012
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$155,473	$347,150	$16,157	$28,534	$110,032	$657,346
Special mention	—	6,733	—	—	3,633	10,366
Substandard	3,355	15,065	6,434	2,051	155	27,060
Doubtful	—	—	—	—	—	—
Total loans	$158,828	$368,948	$22,591	$30,585	$113,820	$694,772

NOTE 4 - DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered an interest rate swap with a current notional amount of $877,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%.  The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $132,000 and $203,000 at December 31, 2013 and 2012, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments.”

On October 12, 2011, the Company entered an interest rate swap with a current notional amount of $1.5 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%.  The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value gain position of $12,000 and loss position of $105,000 at December 31, 2013 and 2012, respectively.  The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations.  Hedge ineffectiveness resulted in income of $20,000 and expense of $4,000 for the years ended December 31, 2013 and 2012, respectively.

Credit Derivatives

We have entered into agreements with a third-party financial institution whereby the financial institution enters into interest rate derivative contracts and foreign currency swap contracts with customers referred to them by us.  Under the agreements, the financial institution has recourse to the Company for any exposure created under each swap contract in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution.  These transactions represent credit derivatives and are a customary arrangement that allows financial institutions like us to provide access to interest rate and foreign currency swap transactions for our customers without creating the swap ourselves.  The Company records the fair value of credit derivatives in other liabilities on the consolidated statement of condition.   The Company recognizes changes in the fair value of credit derivatives, net of any fees received, as service charges and other fee income in the consolidated statements of operations.

At December 31, 2013, there were five variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $19.5 million, and remaining maturities ranging from 6 to 9 years.  At December 31, 2012, there were four variable-rate to fixed-rate interest swap transactions between the third-party financial institution and our customers with a notional amount of $13.3 million, and remaining maturities ranging from 7 to 10 years.  The fair value of the swaps to the customers was an asset of $969,000 and a liability of $213,000 as of December 31, 2013 and 2012, respectively, and all swaps were in receiving positions from the third-party financial institution at December 31, 2013.  As of December 31, 2013 and 2012, the fair value of the Company’s interest rate swap credit derivatives was a liability of $3,000 and $12,000, respectively.  During the years ended December 31, 2013 and 2012, the Company recognized income of $10,000 and $67,000 respectively, from interest rate swap credit derivatives.

At December 31, 2013, there were seven foreign currency swap transactions between the third-party financial institution and our customers with a notional amount of $517,000, and remaining maturities ranging from one to eleven months.  The aggregate fair value of these swaps to the customers was $0 as of December 31, 2013.  At December 31, 2013, the fair value of the Company’s credit derivatives was $1,000.  At December 31, 2012, there were no foreign currency swap transactions between the third-party financial institution and our customers.  During the years ended December 31, 2013 and 2012, the Company recognized income of $3,000 and $35,000, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 5 - MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of these loans were $27.7 million, $36.6 million and $50.0 million at December 31, 2013, 2012 and 2011, respectively.  The Company received fees, net of amortization, from the servicing of loans of $7,000, $(16,000) and $25,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes mortgage servicing rights activity for the years ended December 31, 2013, 2012 and 2011.

		Servicing Rights	Valuation Allowance	Net Carrying Value
		(In thousands)
Balance at	December 31, 2010	$579	$(131)	$448
Additions		—	(8)	(8)
Amortization		(124)	—	(124)
Balance at	December 31, 2011	$455	$(139)	$316
Additions		—	(16)	(16)
Amortization		(130)	—	(130)
Balance at	December 31, 2012	$325	$(155)	$170
Reductions		—	52	52
Amortization		(70)	—	(70)
Balance at	December 31, 2013	$255	$(103)	$152

The estimated amortization expense of amortizing mortgage servicing rights for each of the five succeeding fiscal years after December 31, 2013 is as follows:

Year	Amount
(In thousands)
2014	$57
2015	45
2016	35
2017	28
2018	21
Thereafter	69
Total	$255

At December 31, 2013 and 2012, the fair value of the mortgage servicing rights (“MSRs”) was $152,000 and $170,000, respectively.  The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.  Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates.  The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk.  Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

The valuation allowance was decreased by $52,000 during the year ended December 31, 2013. The decrease occurred due to slowing prepayment speeds as mortgage interest rates increased during the year. The valuation allowance was increased by $16,000 and $8,000 during the years ended December 31, 2012 and 2011, respectively. The amount of the valuation adjustment is recorded as an adjustment to service charges and other fee income in the Company's consolidated statement of operations.

NOTE 6 - PREMISES AND EQUIPMENT
The components of premises and equipment at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(In thousands)
Land	$3,207	$3,207
Buildings	13,759	13,661
Leasehold improvements	202	201
Furniture, fixtures and equipment	4,739	4,827
	21,907	21,896
Less: accumulated depreciation	(12,093)	(11,453)
Premises and equipment, net	$9,814	$10,443

As of December 31, 2013, the Company leased space for an operations center in Blue Bell, Pennsylvania, a branch location in Media, Pennsylvania and certain office equipment. The leases are accounted for as operating leases. The Blue Bell lease expires in January 2016 and, upon expiration, the Company has the option to extend the lease for an additional five-year period at the then prevailing market rate. The following rental expenses were included in the Company's financial statements.

	December 31,
	2013	2012	2011
	(In thousands)
Office rent	$407	$449	$486
Equipment lease	2	2	2
	$409	$451	$488

The following table shows the minimum future rental payments under non-cancelable leases for premises and equipment as of December 31, 2013.

Year	Amount
(In thousands)
2014	$443
2015	428
2016	36
2017	—
2018	—

NOTE 7 - DEPOSITS

Deposits and their respective weighted average interest rate at December 31, 2013 and December 31, 2012 consist of the following:

	December 31,
	2013		2012
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing demand accounts	—%	$100,748	—%	$108,176
NOW accounts	0.21	84,569	0.22	70,199
Money market accounts	0.20	85,017	0.19	97,318
Savings and club accounts	0.22	108,183	0.14	99,046
Brokered deposits	0.56	71,334	0.51	50,637
Certificates of deposit	1.26	223,864	1.59	262,033
	0.56%	$673,715	0.71%	$687,409

The scheduled maturities of certificates of deposit and brokered deposits for periods subsequent to December 31, 2013 are as follows:

	December 31,
Year	Certificates of Deposit	Brokered Deposits	Total
	(In thousands)
2014	$141,653	$37,196	$178,849
2015	46,545	14,643	61,188
2016	18,075	7,095	25,170
2017	4,978	6,219	11,197
2018	5,768	6,181	11,949
Thereafter	6,845	—	6,845
	$223,864	$71,334	$295,198

A summary of interest expense on deposits for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(In thousands)
NOW accounts	$172	$234	$143
Money market accounts	172	339	596
Savings and club accounts	141	253	148
Brokered deposits	391	194	13
Certificates of deposit	3,468	5,327	7,772
	$4,344	$6,347	$8,672

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $51.1 million and $62.5 million at December 31, 2013 and 2012, respectively. Deposits in excess of $250,000 are not insured by the FDIC.

NOTE 8 - BORROWINGS

The following is a summary of borrowed funds by type:

	Balance at End of Year	Weighted Average Coupon Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
	(Dollars in thousands)
2013
FHLB advances	$150,000	1.52%	$150,000	$135,807	1.61%
Other borrowed funds	30,000	3.30	30,000	30,000	3.36
Short-term borrowings	80,500	0.32	80,500	47,368	0.28

2012
FHLB advances	$110,000	1.80%	$110,000	$82,039	2.90%
Other borrowed funds	30,000	3.30	50,000	39,389	3.42
Short-term borrowings	70,500	0.30	70,500	15,851	0.24

FHLB Advances

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
(In thousands)
August 2014	$10,000	0.52%	Not Applicable	Not Applicable
September 2014	15,000	0.41	Not Applicable	Not Applicable
December 2014	15,000	0.43	Not Applicable	Not Applicable
March 2015	10,000	0.49	Not Applicable	Not Applicable
April 2015	10,000	0.45	Not Applicable	Not Applicable
August 2015	10,000	0.68	Not Applicable	Not Applicable
March 2016	10,000	0.62	Not Applicable	Not Applicable
September 2016	5,000	0.75	Not Applicable	Not Applicable
September 2016	10,000	1.04	Not Applicable	Not Applicable
June 2017	5,000	0.94	Not Applicable	Not Applicable
November 2017	15,000	3.62	February 2014	LIBOR + 0.10%
November 2017	15,000	3.87	February 2014	LIBOR + 0.10%
December 2017	20,000	2.83	March 2014	LIBOR + 0.11%
	$150,000	1.52%

NOTE 8 - BORROWINGS (Continued)
Advances from the FHLB of Pittsburgh with coupon rates ranging from 0.41% to 3.87% are due as follows.

Maturity	Amount	Weighted Average Coupon Rate
	(Dollars in thousands)
2014	$40,000	0.45%
2015	30,000	0.54
2016	25,000	0.81
2017	55,000	3.16

	$150,000	1.52%

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

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $413.8 million at December 31, 2013.  As of December 31, 2013, the Bank had qualifying collateral pledged against its advances consisting of loans in the amount of $458.9 million and securities in the amount of $82.9 million. Additionally, as of December 31, 2013, the Bank had a maximum borrowing capacity of $76.7 million with the Federal Reserve Bank of Philadelphia through the Discount Window. This borrowing capacity was generated by pledged securities with a fair value of $77.0 million.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount equal to at least 4.00% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.00% of the Bank’s “eligible assets.”  As of December 31, 2013, the Company’s minimum stock obligation was $8.5 million and a maximum stock obligation was $15.8 million.  The Company held $9.8 million in FHLB stock at that date.

During the three months ended June 30, 2012, the Company terminated $36.3 million of FHLB borrowings at a pre-tax cost of $1.5 million, which was recorded in loss on extinguishment of debt in the consolidated statement of operations.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks under security repurchase agreements totaled $30.0 million at December 31, 2013.  These borrowings contractually mature with dates ranging from September 2018 through November 2018. As disclosed in the table below, one of the borrowings may be called by the lender based on the underlying agreements.  Accordingly, the contractual maturities below may differ from actual maturities.

			Next Call Date	Subsequent Call Frequency
Maturity Date	Amount	Coupon Rate
(In thousands)
September 2018	$10,000	3.40%	Not Applicable	Not Applicable
September 2018	5,000	3.20	Not Applicable	Not Applicable
October 2018	5,000	3.15	January 2014	Quarterly
October 2018	5,000	3.27	Not Applicable	Not Applicable
November 2018	5,000	3.37	Not Applicable	Not Applicable
	$30,000	3.30%

Mortgage backed securities with a fair value of $37.7 million at December 31, 2013 were used to secure these other borrowed funds.

NOTE 8 - BORROWINGS (Continued)

During 2012, the Company terminated $20.0 million of other long-term borrowings at a pre-tax cost of $1.5 million, which was recorded in loss on extinguishment of debt in the consolidated statement of operations.

Short Term Borrowings

As of December 31, 2013 and 2012, the Company had $80.5 million and $70.5 million, respectively, of short-term borrowings.  The short-term borrowings had blended weighted average rates of 0.32% and 0.30% at December 31, 2013 and 2012, respectively.  Short-term borrowings consist of overnight and term borrowings with an original maturity less than one year.  Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB.
NOTE 9—EMPLOYEE BENEFITS
401(k) Plan
The Bank has a 401(k) retirement plan covering all employees meeting certain eligibility requirements. Employees may contribute a percentage of their salary to the Plan each year, subject to limitations set by law. The Bank matches a portion of each employee contribution and also may make discretionary contributions, based on the Bank's performance. The Bank provides a matching contribution equivalent to 33% of the first 6% of the contribution made by an employee. The Bank's contributions to the plan on behalf of its employees resulted in an expenditure of $146,000, $131,000 and $121,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest in the Bancorp's common stock that provides employees meeting certain eligibility requirements with the opportunity to receive a funded retirement benefit, based on the value of the Bancorp's common stock. The ESOP has purchased 963,767 shares of common stock and has total loans outstanding of $6.1 million as of December 31, 2013. The ESOP purchased shares in two separate transactions as described below.
The ESOP initially purchased 615,267 shares of common stock in 2006 in conjunction with the Bancorp's initial public offering at a price of $9.35 per share with the proceeds of a loan from Bancorp to the ESOP. The outstanding loan principal balance on the initial ESOP transaction at December 31, 2013 and 2012 was $3.3 million and $3.7 million, respectively. ESOP shares from this transaction that were unallocated at December 31, 2013 totaled 287,124 and had a fair market value of $5.0 million.
The ESOP purchased an additional 348,500 shares of common stock in conjunction with the Bancorp's mutual-to-stock conversion completed on June 29, 2010 at a price of $10.00 per share with the proceeds of a second loan from the Bancorp to the ESOP. The outstanding loan principal balance at December 31, 2013 and 2012 was $2.8 million and $3.0 million, respectively. ESOP shares from this transaction that were unallocated at December 31, 2013 totaled 264,380 and had a fair market value of $4.6 million.
Shares of the Bancorp's common stock pledged as collateral for the loan are released from the pledge for allocation to Plan participants as loan payments are made. The Bank releases 65,053 shares annually based upon the ratio that the current principal and interest payment bears to the current and remaining scheduled future principal and interest payments. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant are used to repay the loan. Dividends declared on common stock held by the ESOP that are allocated to the account of a participant are paid to the participant each year.
As of December 31, 2013, there were no shares committed to employees, 412,263 shares allocated to employees and 551,504 unallocated shares to be released in future periods.
Total ESOP compensation expense for the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $921,000 and $840,000, respectively, representing the average fair market value of shares allocated during the year.
Long-Term Incentive Plan
The Bank maintains the Fox Chase Bank Executive Long-Term Incentive Plan (the "Incentive Plan"). All plan assets are invested in Bancorp common stock. The Incentive Plan became effective January 1, 2006. All shares in the plan were fully vested on January 1, 2011.

NOTE 10 - STOCK BASED COMPENSATION

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
The Company granted 39,250, 22,500 and 10,668 shares of performance based restricted stock to certain executive officers of the Company during 2013, 2012 and 2011, respectively.
During the years ended December 31, 2013, 2012 and 2011, the Company recorded $1.1 million, $1.0 million and $1.0 million of stock based compensation expense, respectively, comprised of stock option expense of $431,000, $420,000 and $436,000, respectively and restricted stock expense of $693,000, $621,000 and $606,000, respectively.

The following is a summary of the Bancorp’s stock option activity and related information for the years ended December 31, 2013, 2012 and 2011.

		Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at	December 31, 2010	692,178	$10.97	7.1 years	$608,000
Granted		135,494	12.49
Exercised		(15,037)	10.69
Forfeited/Cancelled		(24,493)	11.24
Outstanding at	December 31, 2011	788,142	$11.23	6.6 years	$1,111,000
Granted		146,550	13.15
Exercised		(43,954)	10.94
Forfeited/Cancelled		(13,069)	11.10
Outstanding at	December 31, 2012	877,669	$11.57	6.3 years	$4,461,000
Granted		255,650	17.00
Exercised		(9,811)	10.82
Forfeited/Cancelled		(100)	12.94
Outstanding at	December 31, 2013	1,123,408	$12.81	6.2 years	$5,013,000
Exercisable at	December 31, 2013	647,884	$11.30	4.5 years	$3,867,000

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

NOTE 10 - STOCK BASED COMPENSATION (Continued)

The fair value of the options granted in 2013 was estimated to be $4.20 to $4.45.  The fair value was based on the following assumptions:

	2013			2012			2011
Expected Dividend Yield	2.22%			1.82%			1.90%	-	2.00%
Expected Volatility	31.11%	-	31.12%	32.0%	-	32.5%	33.00%	-	40.00%
Risk-Free Interest Rate	1.19%	-	1.74%	0.86%	-	1.10%	1.21%	-	2.51%
Expected Option Life in Years	6.5			6.5			6.5

The following is a summary of the Bancorp’s unvested options as of December 31, 2013, 2012 and 2011 and the changes therein during the years then ended.

		Number of Stock Options	Weighted Average Grant Date Fair Value

Unvested at	December 31, 2010	343,997	$2.90
Granted		135,494	3.60
Vested		(135,464)	2.98
Forfeited / Cancelled		(21,497)	3.06
Unvested at	December 31, 2011	322,530	$3.15
Granted		146,550	3.57
Vested		(145,350)	3.10
Forfeited / Cancelled		(13,069)	3.17
Unvested at	December 31, 2012	310,661	$3.36
Granted		255,650	4.20
Vested		(90,787)	3.16
Forfeited / Cancelled		—	—
Unvested at	December 31, 2013	475,524	$3.85

Expected future expense relating to the 475,524 non-vested options outstanding as of December 31, 2013 is $1.5 million over a weighted average period of 3.7 years.

NOTE 10 - STOCK BASED COMPENSATION (Continued)

The following is a summary of the status of the Bancorp’s restricted stock as of December 31, 2013, 2012 and 2011 and changes therein during the years then ended.

		Number of Restricted Shares	Weighted Average Grant Date Fair Value

Unvested at	December 31, 2010	117,431	$10.91
Granted		57,036	12.54
Vested		(48,620)	11.19
Forfeited / Cancelled		(5,857)	11.72
Unvested at	December 31, 2011	119,990	$11.54
Granted		69,950	13.14
Vested		(56,358)	11.46
Forfeited / Cancelled		(3,025)	12.08
Unvested at	December 31, 2012	130,557	$12.41
Granted		122,450	17.00
Vested		(27,075)	11.77
Forfeited / Cancelled		—	—
Unvested at	December 31, 2013	225,932	$14.98

Expected future compensation expense relating to the 225,932 restricted shares at December 31, 2013 is $2.8 million over a weighted average period of 3.7 years.

NOTE 11 - INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Federal:
Current	$3,330	$2,408	$2,555
Deferred	(1,083)	(140)	(359)
	2,247	2,268	2,196
State:
Current	—	—	—
Deferred	16	50	16
	16	50	16
	$2,263	$2,318	$2,212

NOTE 11 - INCOME TAXES (Continued)
The provision for income taxes differs from the statutory rate of 34% due to the following:

	December 31,
	2013	2012	2011
	(In thousands)
Federal income tax at statutory rate of 34%	$2,651	$2,509	$2,377
Tax exempt interest, net	(233)	(62)	(62)
Bank-owned life insurance	(160)	(160)	(159)
ESOP compensation expense	167	101	73
Equity incentive plans	—	—	1
Other, net	14	13	13
Dividends received from equity method investments	(98)	(49)	(13)
Dividends paid on benefit plans	(89)	(67)	(26)
State taxes, net	(20)	304	126
Increase (Decrease) in valuation allowance	31	(271)	(118)
Total Provision	$2,263	$2,318	$2,212
Effective tax rate	29.03%	31.41%	31.64%

The net deferred tax asset consisted of the following components as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses, net	$3,920	$3,798
Provision for loss on assets acquired through foreclosure	1,826	966
Nonaccrual interest	274	569
Equity incentive plans	1,187	885
Accrued expenses	455	370
Deferred lease liability	46	51
State net operating loss carryforward	96	73
Unrealized losses on securities available-for-sale	2,408	—
	10,212	6,712
Valuation allowance	(67)	(36)
	10,145	6,676
Deferred tax liabilities:
Prepaid expense deduction	255	238
Mortgage servicing rights	52	58
Loan origination costs	28	39
Deferrable earnings on investments	504	439
Depreciation of premises and equipment	400	471
Unrealized gains on securities available-for-sale	—	2,478
	1,239	3,723
Net Deferred Tax Asset	$8,906	$2,953

NOTE 11 - INCOME TAXES (Continued)
Based on the Company's history of earnings and its expectation of future taxable income, management anticipates that it is more likely than not that the above deferred tax assets will be realized, except for the $67,000 gross deferred tax assets related to Fox Chase Bank's state net operating loss carryforward.
Retained earnings include $6.0 million at December 31, 2013, 2012 and 2011 for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the "Act") eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.
Approximately $96,000 of gross deferred tax assets were related to state tax net operating losses at December 31, 2013. Of this amount, $67,000 is related to the Bank and has a full valuation allowance of $67,000 on this deferred tax asset due to an expectation of such net operating losses expiring before being utilized. The remaining $29,000 of gross deferred tax assets were related to state tax net operating losses on Fox Chase Service Corporation and have no valuation allowance as it is more likely than not that it will be fully utilized before it expires. The Company has $953,000 of state net operating losses remaining as of December 31, 2013 for the Bank, which will begin to expire December 31, 2014. The Company has $292,000 of state net operating losses remaining as of December 31, 2013 for Fox Chase Service Corporation, which will begin to expire December 31, 2029.
As of December 31, 2013 and prior periods, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest and penalties as a component of income tax expense. Federal and state tax years 2010 through 2012 were open for examination as of December 31, 2013.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
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
A summary of the Company's financial instrument commitments at December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
	(In thousands)
Commitments to grant loans	$31,401	$23,644
Unfunded commitments under lines of credit	115,229	98,537
Standby letters of credit	11,508	14,348
Commercial letters of credit	411	848
	$158,549	$137,377
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but includes principally residential or commercial real estate, accounts receivable or inventory. Fixed rate commitments to grant loans were $4.0 million and $2.6 million as of December 31, 2013 and December 31, 2012, respectively. The interest rates on these fixed rate loans ranged from 4.50% to 6.00% as of December 31, 2013 and 4.75% to 6.00% as of December 31, 2012.

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)
Legal Proceedings
The Company is periodically subject to various pending and threatened legal actions, which involve claims for monetary relief. Based upon information presently available to the Company, it is the Company's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company's results of operations.
Service Contracts
The Company has entered into contracts with third-party providers to manage the Company's network operations, data processing and other related services. The projected amount of the Company's future minimum payments contractually due after December 31, 2013 is as follows (in thousands):

Year	Amount
2014	$1,656
2015	1,507
2016	—
2017	—
2018	—

NOTE 13 - STOCKHOLDERS' EQUITY
As of December 31, 2013, the Bancorp, as a bank holding company, is subject to various regulatory capital requirements. At December 31, 2012, the Bancorp was a savings and loan holding company and was not subject to capital requirements. The Bank is subject to separate regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bancorp and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bancorp and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bancorp and Bank to maintain minimum amounts and ratios (set forth below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to total assets, as defined. Management believes, as of December 31, 2013, that the Bancorp and Bank meet all capital adequacy requirements to which they were subject.
As of December 31, 2013, the Bancorp and Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bancorp or Bank's category.

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)
The Bancorp and Bank's actual capital amounts and ratios at December 31, 2013 and 2012 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013

Total risk-based capital (to risk-weighted assets)
Bancorp	$186,147	23.67%	$62,905	8.0%	$78,631	10.0%
Bank	153,206	19.48	62,903	8.0	78,629	10.0

Tier 1 capital (to risk-weighted assets)
Bancorp	177,916	22.63	31,452	4.0	47,178	6.0
Bank	144,977	18.44	31,452	4.0	47,177	6.0

Tier 1 capital (to adjusted assets)
Bancorp	177,916	16.18	43,971	4.0	54,964	5.0
Bank	144,977	13.12	44,194	4.0	55,242	5.0

December 31, 2012

Total risk-based capital (to risk-weighted assets)
Bank	$147,659	20.48%	$57,682	8.0%	$72,103	10.0%
Tier 1 capital (to risk-weighted assets)
Bank	140,240	19.45	28,841	4.0	43,262	6.0
Tier 1 capital (to adjusted assets)
Bank	140,240	12.90	43,475	4.0	54,344	5.0
The Bancorp's ability to pay dividends is limited by statutory and regulatory requirements. The Bancorp may not declare nor pay dividends on its stock if such declaration or payment would violate statutory or regulatory requirements. The Bancorp paid a cash dividend of $0.06 per common share during each of the first two quarters of 2013 and $0.08 per common share during each of the last two quarters of 2013. Additionally, the Bancorp paid a cash dividend of $0.26 per common share on February 27, 2014.
During the second quarter of 2012, the Bancorp received a $7.9 million dividend from the Bank, equaling the amount of the Bank's 2010 and 2011 net income. During the third quarter of 2012, the Bancorp received a $1.9 million dividend from the Bank, equaling the amount of the Bank's net income for the six months ended June 30, 2012. During the fourth quarter of 2012, the Bancorp received a dividend of $11.5 million from the Bank, which was comprised of $1.5 million representing the Bank's net income for the three months ended September 2012 plus a special dividend of $10.0 million. Bancorp did not receive any dividends from the Bank during 2013.
The Bancorp repurchased 218,752 shares of common stock during the year ended December 31, 2013 in conjunction with stock repurchase programs. There were 724,700 shares repurchased during the year ended December 31, 2012. As of December 31, 2013, the aggregate purchases recorded as treasury stock, at cost, on the Bancorp's statement of condition is $33.4 million.

NOTE 14 - FAIR VALUE

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2013 and 2012:

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

NOTE 14 - FAIR VALUE (Continued)

Mortgage Servicing Rights

The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Financial Assets Acquired from Debtors

The fair value of financial assets acquired from debtors are determined using sale prices from executed sale agreements or valuations obtained from a third-party valuation firm who utilizes a discounted cash flow model to calculate the fair value of the assets. The significant assumptions used in the discounted cash flow valuation are the life expectancies of the insured parties, future premium payments and discount rates.

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

NOTE 14 - FAIR VALUE (Continued)

The estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012 were as follows:

		December 31,
		2013		2012
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:
Cash and cash equivalents	Level 1	$11,947	$11,947	$25,090	$25,090
Available-for-sale securities:
Investment securities available-for-sale	Level 2	10,489	10,489	12,491	12,491
Private label commercial mortgage related securities	Level 3	2,120	2,120	6,197	6,197
Agency residential mortgage related securities	Level 2	243,948	243,948	277,419	277,419
Held-to-maturity securities:
Agency mortgage related securities	Level 2	68,397	67,491	28,369	29,451
Loans receivable, net	Level 3	720,490	721,417	683,865	686,867
FHLB stock	Level 3	9,813	9,813	8,097	8,097
Accrued interest receivable	Level 3	3,308	3,308	3,223	3,223
Mortgage servicing rights	Level 2	152	152	170	170
Financial assets acquired from debtors	Level 3	1,938	1,938	3,714	3,714
Financial liabilities:
Savings and club accounts	Level 2	108,183	108,183	99,046	99,046
Demand, NOW and money market deposits	Level 2	270,334	270,334	275,693	275,693
Brokered deposits	Level 2	71,334	71,020	50,637	50,715
Certificates of deposit	Level 2	223,864	225,357	262,033	264,694
Short-term borrowings	Level 2	80,500	80,500	70,500	70,500
FHLB advances	Level 2	150,000	154,069	110,000	115,767
Other borrowed funds	Level 2	30,000	32,178	30,000	33,651
Accrued interest payable	Level 2	314	314	330	330
Derivative contracts	Level 2, 3	124	124	320	320

The following financial instruments were classified as Level 3 and carried at fair value as of December 31, 2013 and 2012:

•
Private label CMBS, the fair value of which are difficult to determine because they are not actively traded in securities markets.  The net unrealized gain in the private label CMBS portfolio was $2,000 and $78,000 at December 31, 2013 and December 31, 2012, respectively.

•
Two commercial loans, since lending credit risk is not an observable input for these loans (see Note 4).  The unrealized gain on the two loans was $125,000 at December 31, 2013 compared to $293,000 at December 31, 2012.

•
Financial assets acquired from debtors were valued using executed sales agreements at December 31, 2013 and a discounted cash flow model at December 31, 2012. Losses resulting from changes in fair value were $4.8 million and $692,000 for the years ended December 31, 2013 and 2012, respectively.  These losses were recorded in assets acquired through foreclosure expense in the consolidated statements of operations.

•
Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input.  The liability resulting from credit derivatives was $4,000 at December 31, 2013 and $12,000 at December 31, 2012.

NOTE 14 - FAIR VALUE (Continued)

The following measures were made on a recurring basis as of December 31, 2013 and 2012.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$308	$—	$308	$—
Corporate securities	10,181	—	10,181	—
Private label commercial mortgage related securities	2,120	—	—	2,120
Agency residential mortgage related securities	243,948	—	243,948	—
Loans (1)	2,535	—	—	2,535
Financial assets acquired from debtors	1,938	—	—	1,938
Derivative contracts (1)	(124)	—	(120)	(4)
Total	$260,906	$—	$254,317	$6,589

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$314	$—	$314	$—
Corporate securities	12,177	—	12,177	—
Private label commercial mortgage related securities	6,197	—	—	6,197
Agency residential mortgage related securities	277,419	—	277,419	—
Loans (1)	2,806	—	—	2,806
Financial assets acquired from debtors	3,714	—	—	3,714
Derivative contracts (1)	(320)	—	(308)	(12)
Total	$302,307	$—	$289,602	$12,705
(1)          Such financial instruments are recorded at fair value as further described in Note 4.

The following measures were made on a non-recurring basis as of December 31, 2013 and 2012:

Loans, which were partially charged off at December 31, 2013 and 2012.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

MSRs, the fair value of which was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Other real estate owned, for which we used Level 3 inputs, which consist of appraisals or agreements of sale.

NOTE 14 - FAIR VALUE (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

	Balance	(Level 1)	(Level 2)	(Level 3)
December 31, 2013	(In thousands)
Loans	$912	$—	$—	$912
Mortgage servicing rights	152	—	152	—
Other real estate owned	4,314	—	—	4,314
Total	$5,378	$—	$152	$5,226

December 31, 2012
Loans	$2,951	$—	$—	$2,951
Mortgage servicing rights	170	—	170	—
Other real estate owned	4,810	—	—	4,810
Total	$7,931	$—	$170	$7,761

The following tables include a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3), on a recurring basis, for the periods of December 31, 2011 to December 31, 2013.

	Private Label Residential Mortgage Related Security	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands)
Beginning balance, December 31, 2011	$122	$8,906	$—	$—	$2,877	$11,905
Purchases/additions	—	—	(39)	4,013	—	3,974
Sales	(70)	—	—	—	—	(70)
Payments (received) made	(7)	(2,668)	—	393	(97)	(2,379)
Premium amortization, net	—	(12)	—	—	—	(12)
(Decrease)/increase in value	(45)	(29)	27	(692)	26	(713)
Ending balance, December 31, 2012	$—	$6,197	$(12)	$3,714	$2,806	$12,705
Purchases/additions	—	—	(5)	1,994	—	1,989
Sales	—	—	—	(120)	—	(120)
Payments (received) made	—	(3,998)	—	1,143	(104)	(2,959)
Premium amortization, net	—	(3)	—	—	—	(3)
(Decrease)/increase in value	—	(76)	13	(4,793)	(167)	(5,023)
Ending balance, December 31, 2013	$—	$2,120	$(4)	$1,938	$2,535	$6,589

There were no transfers made between levels during the years ended December 31, 2013 or 2012.

NOTE 15 - RELATED PARTY TRANSACTIONS
Transactions with Directors, Officers and Employees
The Company may from time to time enter into transactions with its directors, officers and employees. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others unrelated to the Bank, and do not, in the opinion of management, involve more than the normal credit risk or present other unfavorable features.
There were no loans to directors and executive officers as of December 31, 2013 and 2012.
Equity Method Investments
As of December 31, 2013, 2012 and 2011, Fox Chase Bank owned approximately 45% of Philadelphia Mortgage Advisors, Inc. ("PMA"). During 2013, 2012 and 2011, the Company engaged in certain business activities with PMA. These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage loans from PMA. The Company recorded interest income from PMA on the warehouse line of $307,000, $460,000, and $220,000 for the years ended December 31, 2013, 2012 and 2011, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, of $47,000, $66,000 and $50,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The balance outstanding on the warehouse line was $4.4 million and $15.2 million at December 31, 2013 and 2012, respectively. In addition, the Company acquired total loans from PMA of $892,000, $14.4 million and $10.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, which includes the cost of the loans.
During 2011, the Company provided PMA a term loan in the amount of $1.2 million, which was secured by a residential property owned by PMA. The Company recorded interest income from PMA on this term loan of $25,000 for the year ended December 31, 2011. The loan was paid off during the second quarter of 2011.
The Company's investment in PMA was $2.1 million and $2.0 million at December 31, 2013 and 2012, respectively, and was included in other assets on the consolidated statements of condition.
PMA had total assets of $12.9 million and $32.5 million as of December 31, 2013 and 2012, respectively. PMA had total liabilities of $8.7 million and $28.5 million as of December 31, 2013 and 2012, respectively. PMA had net revenues of $7.0 million, $7.8 million and $5.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. PMA had expenses (including income taxes) of $6.0 million, $6.3 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. PMA had net income of $949,000, $1.5 million and $557,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 16 - ACCOUNTING PRONOUNCEMENTS
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

NOTE 16 - ACCOUNTING PRONOUNCEMENTS (Continued)

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

ASU No. 2013-11-Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). As a result of applying this ASU, an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (NOL) or other tax credit carryforward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events (e.g., upcoming expiration of related NOL carryforwards). This classification should not affect an entity's analysis of the realization of its deferred tax assets. Gross presentation in the rollforward of unrecognized tax positions in the notes to the financial statements would still be required. For the Company, the update is effective prospectively for annual reporting periods beginning on or after January 1, 2014, and interim periods within those annual periods. Retrospective application is permitted. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

ASU No. 2013-12-Definition of a Public Business Entity (an addition to the master glossary) - This update provides a definition of a Public Business Entity to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles.  This definition clarifies whether an entity is within the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies and future updates issued by the Private Company Council and Emerging Issues Task Force for nonpublic entities.  As a registrant with the U.S. Securities and Exchange Commission, the Company qualifies as a Public Business Entity.  Therefore, current and future nonpublic entity guidance is not applicable to the Company.

ASU 2014-04 - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The amendments in this update apply to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to requirements of the applicable jurisdiction.  The amendments in this update are effective for the Company for annual reporting periods beginning on or after January 1, 2015, and interim periods within those annual periods. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 17 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for Fox Chase Bancorp, Inc. (parent company only) reflect the investment in its wholly owned subsidiary, Fox Chase Bank, using the equity method of accounting.
CONDENSED BALANCE SHEET

	December 31,
	2013	2012
	(In thousands)
ASSETS
Cash and due from banks	$99	$94
Interest-earning deposits with banks	25,934	29,513
Total cash and cash equivalents	26,033	29,607
Investment in subsidiary	140,527	144,781
ESOP loans	6,109	6,659
Other assets	908	549
Total Assets	173,577	181,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Due to subsidiary, net	—	19
Other liabilities	110	112
Total Liabilities	110	131
Stockholders' Equity	173,467	181,465
Total Liabilities and Stockholders' Equity	$173,577	$181,596
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
INCOME
Interest on deposits with banks	$37	$66	$219
Interest on ESOP loans	400	432	463
Total Income	437	498	682
EXPENSES
Other expenses	996	1,000	970
Total Expenses	996	1,000	970
Loss before income tax benefit and equity in undistributed net earnings of subsidiary	(559)	(502)	(288)
Income tax benefit	(280)	(171)	(98)
Loss before equity in undistributed net earnings of subsidiary	(279)	(331)	(190)
Equity in undistributed net earnings of subsidiary	5,813	5,393	4,969
Net Income	$5,534	$5,062	$4,779

NOTE 17 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net income	$5,534	$5,062	$4,779
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of subsidiary	(5,813)	(5,393)	(4,969)
(Decrease) increase in due to subsidiary, net	(19)	259	84
Excess tax benefit from exercise of stock options and vesting of restricted stock	(59)	(88)	—
Increase in other assets	(300)	(308)	(100)
Increase in other liabilities	(2)	130	1
Net Cash Used in Operating Activities	(659)	(338)	(205)
Cash Flows from Investing Activities
Loan payment received on ESOP loans	550	516	487
Cash dividends received from subsidiary	—	21,281	—
Net Cash Provided by Investing Activities	550	21,797	487
Cash Flows from Financing Activities
Purchase of treasury stock	(3,703)	(9,911)	(19,822)
Acquisition of common stock for equity incentive plan	—	—	(3,474)
Excess tax benefit from exercise of stock options and vesting of restricted stock	59	88	—
Receipts from subsidiary related to equity compensation activity	3,316	646	544
Common stock issued for exercise of stock options	106	480	162
Cash dividends paid	(3,243)	(2,382)	(1,067)
Net Cash Used in Financing Activities	(3,465)	(11,079)	(23,657)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,574)	10,380	(23,375)
Cash and Cash Equivalents—Beginning	29,607	19,227	42,602
Cash and Cash Equivalents—Ending	$26,033	$29,607	$19,227

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)
The following represents summarized quarterly financial data of Fox Chase Bancorp, Inc. and subsidiary, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. The Company reported net income of $1.5 million for the quarter ended December 31, 2013 and net income of $1.9 million for the quarter ended December 31, 2012.
The net income for the quarter ended December 31, 2013 included a provision for loan losses of $450,000 and a valuation adjustments of assets acquired through foreclosure of $713,000.
The net income for the quarter ended December 31, 2012 included a provision for loan losses of $442,000, valuation adjustments of assets acquired through foreclosure of $979,000, and a gain of $952,000 on the sale of $15.7 million of mortgage related securities.

Three Months Ended	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Interest income	$10,291	$10,141	$9,825	$9,872	$9,950	$10,531	$10,411	$10,942
Interest expense	1,843	1,909	1,958	1,959	2,117	2,298	2,740	2,962
Net interest income	8,448	8,232	7,867	7,913	7,833	8,233	7,671	7,980
Provision (Credit) for loan losses	450	675	(783)	640	442	470	1,291	1,275
Net interest income after
provision for loan losses	7,998	7,557	8,650	7,273	7,391	7,763	6,380	6,705
Noninterest income	568	1,029	1,139	1,054	1,804	737	3,080	694
Noninterest expense	6,487	7,002	8,307	5,675	6,437	6,398	8,699	5,640
Income before taxes	2,079	1,584	1,482	2,652	2,758	2,102	761	1,759
Income tax provision	589	411	438	825	858	666	222	572
Net Income	$1,490	$1,173	$1,044	$1,827	$1,900	$1,436	$539	$1,187

Per Common Share Data
Weighted average common shares—basic	11,272,233	11,247,741	11,262,144	11,376,054	11,431,957	11,535,146	11,624,120	11,808,632
Weighted average common shares—diluted	11,535,589	11,494,520	11,489,566	11,602,633	11,622,035	11,718,308	11,750,623	11,901,737
Net income per share—basic	$0.13	$0.10	$0.09	$0.16	$0.17	$0.12	$0.05	$0.10
Net income per share—diluted	$0.13	$0.10	$0.09	$0.16	$0.16	$0.12	$0.05	$0.10