Form 10-Q
period 2014-03-31
Fox Chase Bancorp Inc
filed 2014-05-02
CIK 1485176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 _______________________________________________________________
FORM 10-Q

__________________________________________________

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes  ☐    No  ☒

As of April 30, 2014, there were 12,129,430 shares of the registrant’s common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
FOX CHASE BANCORP, INC.
Consolidated Statements of Condition
(In Thousands, Except Share Data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$257	$149
Interest-earning demand deposits in other banks	8,652	11,798
Total cash and cash equivalents	8,909	11,947
Investment securities available-for-sale	8,496	10,489
Mortgage related securities available-for-sale	241,457	246,068
Mortgage related securities held-to-maturity (fair value of $75,168 at March 31, 2014 and $67,491 at December 31, 2013)	75,609	68,397
Loans, net of allowance for loan losses of $11,436 at March 31, 2014 and $11,529 at December 31, 2013	693,391	720,490
Federal Home Loan Bank stock, at cost	9,721	9,813
Bank-owned life insurance	14,664	14,547
Premises and equipment, net	9,643	9,814
Assets acquired through foreclosure	4,574	6,252
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,242	3,308
Mortgage servicing rights, net	138	152
Deferred tax asset, net	6,339	8,906
Other assets	5,381	4,819
Total Assets	$1,083,184	$1,116,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$693,493	$673,715
Short-term borrowings	27,100	80,500
Federal Home Loan Bank advances	150,000	150,000
Other borrowed funds	30,000	30,000
Advances from borrowers for taxes and insurance	1,382	1,525
Accrued interest payable	300	314
Accrued expenses and other liabilities	6,157	7,101
Total Liabilities	908,432	943,155

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 2014 and December 31, 2013)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 12,148,430 shares outstanding at March 31, 2014 and 12,147,803 shares outstanding at December 31, 2013)	146	146
Additional paid-in capital	137,698	137,593
Treasury stock, at cost (2,468,172 shares at March 31, 2014 and December 31, 2013)	(33,436)	(33,436)
Common stock acquired by benefit plans	(8,852)	(9,272)
Retained earnings	81,894	82,885
Accumulated other comprehensive loss, net	(2,698)	(4,449)
Total Stockholders’ Equity	174,752	173,467
Total Liabilities and Stockholders’ Equity	$1,083,184	$1,116,622

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Interest and fees on loans	$8,110	$8,062
Interest on mortgage related securities	1,828	1,738
Interest on investment securities	120	71
Other interest income	—	1
Total Interest Income	10,058	9,872
INTEREST EXPENSE
Deposits	898	1,177
Short-term borrowings	25	32
Federal Home Loan Bank advances	570	502
Other borrowed funds	248	248
Total Interest Expense	1,741	1,959
Net Interest Income	8,317	7,913
Provision for loan losses	—	640
Net Interest Income after Provision for Loan Losses	8,317	7,273
NONINTEREST INCOME
Service charges and other fee income	352	361
Net loss on sale of assets acquired through foreclosure	—	(4)
Income on bank-owned life insurance	117	116
Equity in earnings of affiliate	(33)	170
Net gain on sale of investment securities (includes $0 for the three months ended March 31, 2014 and $361 for the three months ended March 31, 2013 in accumulated other comprehensive income reclassifications for unrealized holdings gains)	—	361
Other	23	50
Total Noninterest Income	459	1,054
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,641	3,505
Occupancy expense	496	447
Furniture and equipment expense	111	124
Data processing costs	385	398
Professional fees	478	288
Marketing expense	41	30
FDIC premiums	165	185
Assets acquired through foreclosure expense	321	285
Other	355	413
Total Noninterest Expense	5,993	5,675
Income Before Income Taxes	2,783	2,652
Income tax provision (includes $0 for the three months ended March 31, 2014 and $123 for the three months ended March 31, 2013 in income tax expense from reclassification items)	827	825
Net Income	$1,956	$1,827
Earnings per share:
Basic	0.17	0.16
Diluted	0.17	0.16

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$1,956	$1,827
Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	2,705	(2,698)
Tax Effect	(954)	952
Net of Tax Amount	1,751	(1,746)

Reclassification adjustments for net investment securities gains included in net income	—	(361)
Tax Effect	—	123
Net of Tax Amount	—	(238)

Other comprehensive income (loss)	1,751	(1,984)
Comprehensive income (loss)	$3,707	$(157)

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2014 and 2013
(In Thousands, Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Equity
BALANCE - DECEMBER 31, 2012	$146	$136,132	$(29,733)	$(10,228)	$80,608	$4,540	$181,465
Purchase of treasury stock	—	—	(1,729)	—	—	—	(1,729)
Stock based compensation expense	—	203	—	—	—	—	203
Unallocated ESOP shares committed to employees	—	118	—	155	—	—	273
Issuance of stock for vested equity awards	—	(68)	—	75	(7)	—	—
Common stock issued for exercise of vested stock options	—	51	—	—	—	—	51
Tax benefit from exercise of stock options and vesting of restricted stock	—	17	—	—	—	—	17
Dividends paid ($0.06 per share)	—	—	—	—	(704)	—	(704)
Net income	—	—	—	—	1,827	—	1,827
Other comprehensive loss	—	—	—	—	—	(1,984)	(1,984)
BALANCE - MARCH 31, 2013	$146	$136,453	$(31,462)	$(9,998)	$81,724	$2,556	$179,419

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Equity

BALANCE - DECEMBER 31, 2013	$146	$137,593	$(33,436)	$(9,272)	$82,885	$(4,449)	$173,467
Purchase of treasury stock	—	—	—	—	—	—	—
Stock based compensation expense	—	297	—	—	—	—	297
Unallocated ESOP shares committed to employees	—	123	—	157	—	—	280
Issuance of stock for vested equity awards	—	(331)	—	263	68	—	—
Common stock issued for exercise of vested stock options	—	6	—	—	—	—	6
Tax benefit from exercise of stock options and vesting of restricted stock	—	10	—	—	—	—	10
Dividends paid ($0.26 per share)	—	—	—	—	(3,015)	—	(3,015)
Net income	—	—	—	—	1,956	—	1,956
Other comprehensive income	—	—	—	—	—	1,751	1,751
BALANCE - MARCH 31, 2014	$146	$137,698	$(33,436)	$(8,852)	$81,894	$(2,698)	$174,752

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$1,956	$1,827
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	640
Valuation adjustment for assets acquired through foreclosure	282	241
Depreciation	189	201
Net amortization of securities premiums and discounts	465	764
Provision for deferred income taxes	1,613	61
Stock compensation from benefit plans	577	476
Net loss on sale of assets acquired through foreclosure	—	4
Net gain on sale of investment securities	—	(361)
Income on bank-owned life insurance	(117)	(116)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(10)	(17)
Decrease in mortgage servicing rights, net	14	—
Decrease (increase) in accrued interest receivable and other assets	144	(501)
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(958)	635
Net Cash Provided by Operating Activities	4,155	3,854
Cash Flows from Investing Activities
Investment securities available-for-sale:
Proceeds from maturities, calls and principal repayments	2,000	—
Mortgage related securities available-for-sale:
Purchases	(2,830)	(49,821)
Proceeds from sales	—	6,887
Proceeds from maturities, calls and principal repayments	9,636	20,301
Mortgage related securities held-to-maturity:
Purchases	(9,767)	—
Proceeds from maturities, calls and principal repayments	2,456	2,671
Net decrease in loans	27,410	22,643
Purchases of loans and loan participations	(1,346)	(19,955)
Net decrease (increase) in Federal Home Loan Bank stock	92	(1,610)
Purchases of premises and equipment	(18)	(27)
Additions to assets acquired through foreclosure	—	(331)
Proceeds from sales and payments on assets acquired through foreclosure	1,938	109
Net Cash Provided by (Used in) Investing Activities	29,571	(19,133)
Cash Flows from Financing Activities
Net increase in deposits	19,778	9,527
Decrease in advances from borrowers for taxes and insurance	(143)	(300)
Principal payments on other borrowed funds	—	30,000
Net decrease in short-term borrowings	(53,400)	(40,800)
Tax benefit from exercise of stock options and vesting of restricted stock	10	17
Common stock issued for exercise of stock options	6	51
Purchase of treasury stock	—	(1,729)
Cash dividends paid	(3,015)	(704)
Net Cash Provided by Financing Activities	(36,764)	(3,938)
Net Decrease in Cash and Cash Equivalents	(3,038)	(19,217)
Cash and Cash Equivalents – Beginning	11,947	25,090
Cash and Cash Equivalents – Ending	$8,909	$5,873
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,755	$1,954
Income taxes paid	$360	$—
Transfers of loans to assets acquired through foreclosure	$542	$3,091
Net charge-offs	$93	$207

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC
Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

Fox Chase Bancorp, Inc. (the “Bancorp”) is a Maryland corporation. The Bancorp’s primary business is holding the common stock of Fox Chase Bank (the "Bank") and making two loans to the Fox Chase Bank Employee Stock Ownership Plan (the "ESOP").  The Bancorp is authorized to pursue other business activities permissible by laws and regulations for bank holding companies.

The Bancorp is a bank holding company and is regulated by the Board of Governors of the Federal Reserve System. The Bank is a Pennsylvania state-chartered savings bank and is regulated by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the "FDIC”).

The Bancorp and the Bank (collectively referred to as the “Company”) provide a wide variety of financial products and services to individuals and businesses through the Bank’s ten branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The operations of the Company are managed as a single business segment.  The Bank also owns approximately 45% of Philadelphia Mortgage Advisors (“PMA”), a mortgage banker located in Plymouth Meeting, Pennsylvania and Ocean City, New Jersey.

The Company is subject to the regulations of certain federal and state banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

The consolidated financial statements include the accounts of the Bancorp and the Bank.  The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc., Fox Chase Service Corporation, 104 S. Oakland Ave., LLC and Davisville Associates, LLC.  Fox Chase Financial, Inc. is a Delaware-chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania-chartered company and its purpose is to facilitate the Bank’s investment in PMA. 104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  All material inter-company transactions and balances have been eliminated in consolidation.  Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

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

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 7, 2014.  These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

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

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net income	$1,956,000	$1,827,000

Weighted-average common shares outstanding (1)	12,147,959	12,325,321
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(545,904)	(610,957)
Shares purchased by trust	(307,172)	(338,310)
Weighted-average common shares used to calculate basic earnings per share	11,294,883	11,376,054
Dilutive effect of:
Restricted stock awards	54,057	38,371
Stock option awards	206,164	188,208
Weighted-average common shares used to calculate diluted earnings per share	11,555,104	11,602,633

Earnings per share-basic	$0.17	$0.16
Earnings per share-diluted	$0.17	$0.16

Outstanding common stock equivalents having no dilutive effect	1,109,246	1,147,912

(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI in AOCI	Fair Value
	(In thousands, Unaudited)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$7	$—	$—	$307
Corporate securities	8,123	66	—	—	8,189
	8,423	73	—	—	8,496
Private label commercial mortgage related securities	485	—	—	—	485
Agency residential mortgage related securities	245,197	2,562	(6,787)	—	240,972
Total mortgage related securities	245,682	2,562	(6,787)	—	241,457
Total available-for-sale securities	$254,105	$2,635	$(6,787)	$—	$249,953

Held-to-Maturity Securities:

Agency residential mortgage related securities	$75,609	$654	$(1,095)	$—	$75,168
Total mortgage related securities	75,609	654	(1,095)	—	75,168
Total held-to-maturity securities	$75,609	$654	$(1,095)	$—	$75,168

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI in AOCI	Fair Value
	(In thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$8	$—	$—	$308
Corporate securities	10,145	54	(18)	—	10,181
	10,445	62	(18)	—	10,489
Private label commercial mortgage related securities	2,118	2	—	—	2,120
Agency residential mortgage related securities	250,851	2,655	(9,558)	—	243,948
Total mortgage related securities	252,969	2,657	(9,558)	—	246,068
Total available-for-sale securities	$263,414	$2,719	$(9,576)	$—	$256,557

Held-to-Maturity Securities:

Agency residential mortgage related securities	$68,397	$514	$(1,420)	$—	$67,491
Total mortgage related securities	68,397	514	(1,420)	—	67,491
Total held-to-maturity securities	$68,397	$514	$(1,420)	$—	$67,491

Obligations of U.S. government agencies represents debt issued by the Federal Home Loan Bank (the "FHLB") and are not backed by the full faith and credit of the United States government.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	—	—	—	—
	—	—	—	—	—	—
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	166,925	(4,327)	36,631	(2,460)	203,556	(6,787)
Total mortgage related securities	166,925	(4,327)	36,631	(2,460)	203,556	(6,787)
Total available-for-sale securities	$166,925	$(4,327)	$36,631	$(2,460)	$203,556	$(6,787)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$42,150	$(1,095)	$—	$—	$42,150	$(1,095)
Total mortgage related securities	42,150	(1,095)	—	—	42,150	(1,095)
Total held-to-maturity securities	$42,150	$(1,095)	$—	$—	$42,150	$(1,095)
Total temporarily impaired securities	$209,075	$(5,422)	$36,631	$(2,460)	$245,706	$(7,882)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	2,982	(18)	2,982	(18)
	—	—	2,982	(18)	2,982	(18)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	180,448	(7,251)	24,841	(2,307)	205,289	(9,558)
Total mortgage related securities	180,448	(7,251)	24,841	(2,307)	205,289	(9,558)
Total available-for-sale securities	$180,448	$(7,251)	$27,823	$(2,325)	$208,271	$(9,576)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$40,615	$(1,420)	$—	$—	$40,615	$(1,420)
Total mortgage related securities	40,615	(1,420)	—	—	40,615	(1,420)
Total held-to-maturity securities	$40,615	$(1,420)	$—	$—	$40,615	$(1,420)
Total temporarily impaired securities	$221,063	$(8,671)	$27,823	$(2,325)	$248,886	$(10,996)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

During the three months ended March 31, 2014, no securities were sold.

The Company evaluates a variety of factors when concluding whether a security is other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the security, the underlying rating of the issuer, the presence of credit enhancements, the length of time a security has been in a loss position and the severity of the loss.

At March 31, 2014, gross unrealized losses totaled $7.9 million.  Ten agency residential mortgages related securities, with a fair value of $36.6 million and an unrealized loss position of $2.5 million, had an unrealized loss position for twelve months or longer as of March 31, 2014.  Additionally, 91 agency residential mortgage related securities, with a fair value of $209.1 million and an unrealized loss position of $5.4 million, had an unrealized loss position for less than twelve months as of March 31, 2014. The fair value of these 101 agency residential mortgage related securities primarily fluctuates with changes in market conditions for the underlying securities and changes in the interest rate environment. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that it will be required to sell these securities before a recovery of fair value, which may be maturity.  Upon review of the attributes of the individual securities, the Company concluded these securities were not other-than-temporarily impaired.

As of March 31, 2014, the Company held one private label commercial mortgage related security ("CMBS") with an amortized cost of $485,000.  This security did not have an unrealized gain or loss at March 31, 2014.  As of December 31, 2013, the Company held two private label CMBS with an amortized cost of $2.1 million.  These securities had a net unrealized gain of $2,000 at December 31, 2013 and all individual securities were held at an unrealized gain.

The Company evaluates the current characteristics of this private label security such as delinquency and foreclosure levels, credit enhancement, projected losses, coverage and actual and projected cash flows, on a quarterly basis.  It is possible that the underlying collateral of this security will perform worse than current expectations, which may lead to adverse changes in cash flows and potential future other-than-temporary impairment losses.  Events that may trigger material declines in fair values for this security in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

There were no net investment securities gains (losses) in the consolidated statement of operations for the three month period ended March 31, 2014.

The following schedule provides a summary of the components of net investment securities gains (losses) in the Company’s consolidated statement of operations for the three month period ended March 31, 2013.

	Three Months Ended March 31, 2013
	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)
	(In thousands, Unaudited)
Obligations of U.S. government agencies	$—	$—	$—	$—	$—
Corporate securities	—	—	—	—	—
	—	—	—	—	—
Private label residential mortgage related security	—	—	—	—	—
Private label commercial mortgage related securities	—	—	—	—	—
Agency residential mortgage related securities	361	—	—	—	361
Total mortgage related securities	361	—	—	—	361
Total securities available-for-sale	$361	$—	$—	$—	$361

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2014 and December 31, 2013 by contractual maturity are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
March 31, 2014 (Unaudited)
Due in one year or less	$2,549	$2,563	$—	$—
Due after one year through five years	5,874	5,933	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	245,682	241,457	75,609	75,168
	$254,105	$249,953	$75,609	$75,168

December 31, 2013
Due in one year or less	$1,999	$2,000	$—	$—
Due after one year through five years	8,446	8,489	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	252,969	246,068	68,397	67,491
	$263,414	$256,557	$68,397	$67,491

Securities with a fair value of $40.2 million and $9.7 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a fair value of $186.8 million and $197.6 million at March 31, 2014 and December 31, 2013, respectively, were used to secure FHLB advances, short-term borrowings, other borrowed funds and related unused borrowing capacities.  See Note 7.

Securities with a fair value of $677,000 and $702,000 at March 31, 2014 and December 31, 2013, respectively, were used to secure derivative transactions.

NOTE 3 - LOANS

The composition of net loans at March 31, 2014 and December 31, 2013 is provided below:

	March 31, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
Real estate loans:
One- to four-family	$124,182	$127,501
Multi-family and commercial	396,994	408,365
Construction	13,948	5,904
	535,124	541,770
Consumer loans	21,372	22,478
Commercial and industrial loans	148,617	168,013
Total loans	705,113	732,261
Deferred loan origination fees, net	(286)	(242)
Allowance for loan losses	(11,436)	(11,529)
Net loans	$693,391	$720,490

The following tables present changes in the allowance for loan losses by loan segment for the three months ended March 31, 2014 and the three months ended March 31, 2013.

	Three Months Ended March 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Balance, beginning	$403	$7,141	$324	$153	$3,051	$457	$11,529
(Credit) provision for loan losses	(28)	(200)	80	(4)	(64)	216	—
Loans charged off	—	(103)	—	(2)	—	—	(105)
Recoveries	—	3	—	9	—	—	12
Balance, ending	$375	$6,841	$404	$156	$2,987	$673	$11,436

	Three Months Ended March 31, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$642	$6,327	$873	$232	$2,630	$466	$11,170
(Credit) provision for loan losses	(107)	988	(356)	17	114	(16)	640
Loans charged off	(18)	(161)	—	(44)	—	—	(223)
Recoveries	—	4	—	12	—	—	16
Balance, ending	$517	$7,158	$517	$217	$2,744	$450	$11,603

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the breakdown of impaired loans by loan segment as of March 31, 2014 and December 31, 2013.

March 31, 2014
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$2,242	$580	$—	$2,822	$2,822	$—
Multi-family and commercial	1,545	1,540	4,526	7,611	7,611	—
Construction	—	2,974	—	2,974	2,974	—
Consumer loans	192	13	—	205	205	—
Commercial and industrial	—	—	—	—	—	—
Total	$3,979	$5,107	$4,526	$13,612	$13,612	$—

December 31, 2013
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$2,390	$582	$—	$2,972	$2,972	$—
Multi-family and commercial	3,031	6,191	—	9,222	8,866	356
Construction	3,231	—	—	3,231	3,231	—
Consumer loans	128	13	—	141	141	—
Commercial and industrial	—	—	—	—	—	—
Total	$8,780	$6,786	$—	$15,566	$15,210	$356

There were no loans past due 90 days or more and still accruing interest at March 31, 2014 or December 31, 2013.

For the three months ended March 31, 2014 and 2013, the average recorded investment in impaired loans was $14.2 million and $20.6 million, respectively.  The interest income recognized on these impaired loans was $121,000 and $100,000 for the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, two troubled debt restructurings (“TDRs”) totaling $157,000 are excluded from the accruing TDR column above as they are included in the nonaccrual loans column.

At December 31, 2013, four TDRs totaling $3.5 million are excluded from the accruing TDR column as they are included in nonaccrual loans.

During the three months ended March 31, 2014, one loan totaling $4.5 million was reclassified from an accruing TDR to an other impaired loan.  This reclassification was due to our annual assessment where TDRs that have performed in accordance with the new terms for six consecutive months, are in a current status, reflected a market rate of interest at the time of the restructuring and cross over a year end are considered cured and are no longer classified as TDRs.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of March 31, 2014 and December 31, 2013.

March 31, 2014	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$139	$1	$—	$140	$235	$375
Multi-family and commercial	576	77	401	1,054	5,787	6,841
Construction	—	169	—	169	235	404
Consumer loans	12	—	—	12	144	156
Commercial and industrial	—	—	—	—	2,987	2,987
Unallocated	—	—	—	—	673	673
Total allowance for loan losses	$727	$247	$401	$1,375	$10,061	$11,436

December 31, 2013	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$163	$1	$—	$164	$239	$403
Multi-family and commercial	600	687	—	1,287	5,854	7,141
Construction	263	—	—	263	61	324
Consumer loans	6	—	—	6	147	153
Commercial and industrial	—	—	—	—	3,051	3,051
Unallocated	—	—	—	—	457	457
Total allowance for loan losses	$1,032	$688	$—	$1,720	$9,809	$11,529

NOTE 3 - LOANS (CONTINUED)

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty, which results in a TDR.  TDRs are impaired loans.  TDRs typically result from the Company’s loss mitigation activities, which, among other activities, could include extension of maturity, rate reductions, payment extension, and/or principal forgiveness.
The following table sets forth a summary of the TDR activity for the three month periods ended March 31, 2014.

Three Months Ended March 31, 2014
TDRs that Defaulted in Current Period that were Restructured in the Prior Twelve Months

Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification	Number of Loans	Post-Modification Outstanding Recorded Investment
(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	—	$—	$—		—	$—
Multi-family and commercial	1	1,640	1,540	Principal reduction	—	—
Construction	—	—	—		—	—
Consumer loans	—	—	—		—	—
Commercial and industrial	—	—	—		—	—
Total	1	$1,640	$1,540		—	$—
There were no TDRs during the three months ended March 31, 2013. Additionally, no TDRs defaulted during the three months ended March 31, 2013 that were restructured in the prior twelve months.

The following table sets forth past due loans by segment as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
	(Unaudited)
One- to four-family real estate	$448	$123	$172	$—
Multi-family and commercial real estate	282	—	—	—
Construction	—	—	—	—
Consumer	99	56	241	5
Commercial and industrial	—	—	—	—
Total	$829	$179	$413	$5

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

NOTE 3 - LOANS (CONTINUED)

The following tables set forth criticized and classified loans by segment as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands, Unaudited)
Pass and Pass watch	$121,940	$382,934	$10,974	$21,180	$137,170	$674,198
Special mention	—	12,515	2,974	—	11,397	26,886
Substandard	2,242	1,545	—	192	50	4,029
Doubtful	—	—	—	—	—	—
Total loans	$124,182	$396,994	$13,948	$21,372	$148,617	$705,113

	December 31, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$125,111	$390,908	$2,672	$22,350	$165,336	$706,377
Special mention	—	12,414	—	—	2,677	15,091
Substandard	2,390	5,043	3,232	128	—	10,793
Doubtful	—	—	—	—	—	—
Total loans	$127,501	$408,365	$5,904	$22,478	$168,013	$732,261

NOTE 4 - DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered into an interest rate swap with a current notional amount of $858,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%.  The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $129,000 and $132,000 at March 31, 2014 and December 31, 2013, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments.”

On October 12, 2011, the Company entered into an interest rate swap with a current notional amount of $1.5 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%.  The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value (loss) gain position of ($7,000) and $12,000 at March 31, 2014 and December 31, 2013, respectively.  The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations.  Hedge ineffectiveness resulted in (expense) income of ($4,000) and $4,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.

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

NOTE 4 - DERIVATIVES AND HEDGING (CONTINUED)

At March 31, 2014, there were five variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $19.4 million, and remaining maturities ranging from five to nine years.  At December 31, 2013, there were five variable-rate to fixed-rate interest swap transactions between the third-party financial institution and our customers with a notional amount of $19.5 million, and remaining maturities ranging from six to nine years.  The fair value of the swaps to the customers was an asset of $749,000 and $969,000 as of March 31, 2014 and December 31, 2013, respectively, and all swaps were in receiving positions from the third-party financial institution at March 31, 2014.  As of March 31, 2014 and December 31, 2013, the fair value of the Company’s interest rate swap credit derivatives was a liability of $3,000.  During the three months ended March 31, 2014 and 2013, the Company recognized (expense) income of ($1,000) and $1,000, respectively, from interest rate swap credit derivatives.

At March 31, 2014, there were eight foreign currency swap transactions between the third-party financial institution and our customers with a notional amount aggregating approximately $674,000, and remaining maturities ranging from one to eight months.  The aggregate fair value of these swaps to the customers was an asset of $1,000 as of March 31, 2014.  At March 31, 2014, the fair value of the Company’s credit derivatives was a liability of $2,000.  At December 31, 2013, there were seven foreign currency swap transactions between the third-party financial institution and our customers with a notional amount of $517,000 and remaining maturities ranging from one to eleven months.  The aggregate fair value of these swaps to the customers was $0 as of December 31, 2013. At December 31, 2013, the fair value of the Company's credit derivative was a liability of $1,000. During the three months ended March 31, 2014 and 2013, the Company recognized income of $0 and $2,000, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 5 - MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of these loans were $26.5 million, $27.7 million and $33.3 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.  The Company received fees, net of amortization, from the servicing of loans of $6,000 and $0 during the three months ended March 31, 2014 and March 31, 2013, respectively.

The following table summarizes mortgage servicing rights activity for the three months ended March 31, 2014 and 2013.

	Servicing Rights	Valuation Allowance	Net Carrying Value
	(In thousands, Unaudited)
Balance at December 31, 2013	$255	$(103)	$152
Additions	—	(3)	(3)
Amortization	(11)	—	(11)
Balance at March 31, 2014	$244	$(106)	$138

Balance at December 31, 2012	$325	$(155)	$170
Reductions	—	20	20
Amortization	(20)	—	(20)
Balance at March 31, 2013	$305	$(135)	$170

At March 31, 2014, December 31, 2013 and March 31, 2013, the fair value of the mortgage servicing rights (“MSRs”) was $138,000, $152,000 and $170,000, respectively.  The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.  Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates.  The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk.  Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 6 - DEPOSITS

Deposits and their respective weighted average interest rate at March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014		December 31, 2013
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
	(Unaudited)
Noninterest-bearing demand accounts	—%	$126,800	—%	$100,748
NOW accounts	0.22	83,422	0.21	84,569
Money market accounts	0.21	113,008	0.20	85,017
Savings and club accounts	0.21	108,036	0.22	108,183
Brokered deposits	0.67	49,263	0.56	71,334
Certificates of deposit	1.14	212,964	1.26	223,864
	0.49%	$693,493	0.56%	$673,715

NOTE 7 - BORROWINGS

FHLB Advances

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
	(In thousands, Unaudited)
August 2014	$10,000	0.52%	Not Applicable	Not Applicable
September 2014	15,000	0.41	Not Applicable	Not Applicable
December 2014	15,000	0.43	Not Applicable	Not Applicable
March 2015	10,000	0.49	Not Applicable	Not Applicable
April 2015	10,000	0.45	Not Applicable	Not Applicable
August 2015	10,000	0.68	Not Applicable	Not Applicable
March 2016	10,000	0.62	Not Applicable	Not Applicable
September 2016	5,000	0.75	Not Applicable	Not Applicable
September 2016	10,000	1.04	Not Applicable	Not Applicable
June 2017	5,000	0.94	Not Applicable	Not Applicable
November 2017	15,000	3.62	May 2014	LIBOR + 0.10%
November 2017	15,000	3.87	May 2014	LIBOR + 0.10%
December 2017	20,000	2.83	June 2014	LIBOR + 0.11%
	$150,000	1.52%

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

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $417.4 million at March 31, 2014.  As of March 31, 2014, the Bank had qualifying collateral pledged against its advances consisting of loans in the amount of $466.4 million and securities in the amount of $85.5 million. Additionally, as of March 31, 2014, the Bank had a maximum borrowing capacity of $66.4 million with the Federal Reserve Bank of Philadelphia through the Discount Window. This borrowing capacity was generated by pledged securities with a fair value of $66.6 million.

NOTE 7 - BORROWINGS (CONTINUED)

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount equal to at least 4.00% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.00% of the Bank’s “eligible assets.”  As of March 31, 2014, the Company had a minimum stock obligation of $8.2 million and a maximum stock obligation of $15.1 million.  The Company held $9.7 million in FHLB stock at that date.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks under security repurchase agreements totaled $30.0 million at March 31, 2014.  These borrowings contractually mature with dates ranging from September 2018 through November 2018. As disclosed in the table below, one of the borrowings may be called by the lender based on the underlying agreement.  Accordingly, the contractual maturity below may differ from actual maturity.

			Next Call Date	Subsequent Call Frequency
Maturity Date	Amount	Coupon Rate
	(In thousands, Unaudited)
September 2018	$10,000	3.40%	Not Applicable	Not Applicable
September 2018	5,000	3.20	Not Applicable	Not Applicable
October 2018	5,000	3.15	April 2014	Quarterly
October 2018	5,000	3.27	Not Applicable	Not Applicable
November 2018	5,000	3.37	Not Applicable	Not Applicable
	$30,000	3.30%

Mortgage backed securities with a fair value of $34.7 million at March 31, 2014 were used to secure these other borrowed funds.

Short Term Borrowings

As of March 31, 2014 and December 31, 2013, the Company had $27.1 million and $80.5 million, respectively, of short-term borrowings.  The short-term borrowings had a blended weighted average rate of 0.32% at March 31, 2014 and December 31, 2013.  Short-term borrowings consist of overnight and term borrowings with an original maturity less than one year.  Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB.

NOTE 8 - STOCK BASED COMPENSATION

During the three months ended March 31, 2014, the Company recorded $297,000 of stock based compensation expense comprised of stock option expense of $112,000 and restricted stock expense of $185,000. This compares to $203,000 of stock based compensation expense comprised of stock option expense of $82,000 and restricted stock expense of $121,000 during the three months ended March 31, 2013.
The following is a summary of the Bancorp’s stock option activity and related information for the three months ended March 31, 2014.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Unaudited)
Outstanding at December 31, 2013	1,123,408	$12.81	6.2 years	$5,013,000
Granted	31,300	16.96
Exercised	(627)	9.73
Forfeited/Cancelled	—	—
Outstanding at March 31, 2014	1,154,081	$12.92	6.0 years	$4,573,000
Exercisable at March 31, 2014	715,648	$11.66	4.6 years	$3,720,000

NOTE 8 - STOCK BASED COMPENSATION (CONTINUED)

The fair value of the options granted during the three months ended March 31, 2014 was estimated to be $3.66.  The fair value was based on the following assumptions:

Expected Dividend Yield	3.53%
Expected Volatility	31.04%
Risk-Free Interest Rate	1.86%
Expected Option Life in Years	6.5

The following is a summary of the Bancorp’s unvested options as of March 31, 2014 and the changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2013	475,524	$3.85
Granted	31,300	3.66
Vested	(68,391)	3.85
Forfeited / Cancelled	—	—
Unvested at March 31, 2014	438,433	$3.84

Expected future expense relating to the 438,433 non-vested options outstanding as of March 31, 2014 is $1.5 million over a weighted average period of 3.6 years.

The following is a summary of the status of the Bancorp’s restricted stock as of March 31, 2014 and changes therein during the three months then ended.

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2013	225,932	$14.98
Granted	10,450	16.96
Vested	(20,996)	15.81
Forfeited / Cancelled	—	—
Unvested at March 31, 2014	215,386	$14.89

Expected future compensation expense relating to the 215,386 restricted shares at March 31, 2014 is $2.6 million over a weighted average period of 3.5 years.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013:

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

Mortgage Servicing Rights

The fair value of the MSRs was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

NOTE 9 - FAIR VALUE (CONTINUED)

Financial Assets Acquired from Debtors

The fair value of financial assets acquired from debtors are determined using sales prices from executed sale agreements.

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

Short-term Borrowings, FHLB Advances and Other Borrowed Funds

Fair values of short-term borrowings, FHLB advances and other borrowed funds are estimated using discounted cash flow analyses, based on rates currently available to the Bank for advances with similar terms and remaining maturities.

Derivative Contracts

The fair values of derivative contracts are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account underlying interest rates, creditworthiness of underlying customers for credit derivatives and, when appropriate, the creditworthiness of the counterparties.

The estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 were as follows:

		March 31, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:		(Unaudited)
Cash and cash equivalents	Level 1	$8,909	$8,909	$11,947	$11,947
Available-for-sale securities:
Investment securities available-for-sale	Level 2	8,496	8,496	10,489	10,489
Private label commercial mortgage related securities	Level 3	485	485	2,120	2,120
Agency residential mortgage related securities	Level 2	240,972	240,972	243,948	243,948
Held-to-maturity securities:
Agency mortgage related securities	Level 2	75,609	75,168	68,397	67,491
Loans receivable, net	Level 3	693,391	696,192	720,490	721,417
FHLB stock	Level 3	9,721	9,721	9,813	9,813
Accrued interest receivable	Level 2, 3	3,242	3,242	3,308	3,308
Mortgage servicing rights	Level 2	138	138	152	152
Financial assets acquired from debtors	Level 3	—	—	1,938	1,938
Financial liabilities:
Savings and club accounts	Level 2	108,036	108,036	108,183	108,183
Demand, NOW and money market deposits	Level 2	323,230	323,230	270,334	270,334
Brokered deposits	Level 2	49,263	48,966	71,334	71,020
Certificates of deposit	Level 2	212,964	213,895	223,864	225,357
Short-term borrowings	Level 2	27,100	27,100	80,500	80,500
FHLB advances	Level 2	150,000	153,878	150,000	154,069
Other borrowed funds	Level 2	30,000	32,111	30,000	32,178
Accrued interest payable	Level 2	300	300	314	314
Derivative contracts	Level 2, 3	141	141	124	124

NOTE 9 - FAIR VALUE (CONTINUED)

The following financial instruments were classified as Level 3 and carried at fair value as of March 31, 2014:

•
Private label CMBS, the fair value of which are difficult to determine because they are not actively traded in securities markets.  The net unrealized gain in the private label CMBS portfolio was $0 and $2,000 at March 31, 2014 and December 31, 2013, respectively.

•
Two commercial loans, since lending credit risk is not an observable input for these loans (see Note 4).  The unrealized gain on the two loans was $137,000 at March 31, 2014 compared to $125,000 at December 31, 2013.

•
Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input.  The liability resulting from credit derivatives was $5,000 at March 31, 2014 and $4,000 at December 31, 2013.

The following measures were made on a recurring basis as of March 31, 2014 and December 31, 2013.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$307	$—	$307	$—
Corporate securities	8,189	—	8,189	—
Private label commercial mortgage related securities	485	—	—	485
Agency residential mortgage related securities	240,972	—	240,972	—
Loans (1)	2,519	—	—	2,519
Derivative contracts (1)	(141)	—	(136)	(5)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$308	$—	$308	$—
Corporate securities	10,181	—	10,181	—
Private label commercial mortgage related securities	2,120	—	—	2,120
Agency residential mortgage related securities	243,948	—	243,948	—
Loans (1)	2,535	—	—	2,535
Financial assets acquired from debtors	1,938	—	—	1,938
Derivative contracts (1)	(124)	—	(120)	(4)
(1)          Such financial instruments are recorded at fair value as further described in Note 4.

NOTE 9 - FAIR VALUE (CONTINUED)

The following measures were made on a non-recurring basis as of March 31, 2014 and December 31, 2013:

Loans, which were partially charged off at March 31, 2014 and December 31, 2013.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

MSRs, the fair value of which was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Other real estate owned, for which we used Level 3 inputs, which consist of appraisals or agreements of sale.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

	Balance	(Level 1)	(Level 2)	(Level 3)
March 31, 2014 (Unaudited)		(In thousands)
Loans	$456	$—	$—	$456
Mortgage servicing rights	138	—	138	—
Other real estate owned	4,574	—	—	4,574
Total	$5,168	$—	$138	$5,030

December 31, 2013
Loans	$912	$—	$—	$912
Mortgage servicing rights	152	—	152	—
Other real estate owned	4,314	—	—	4,314
Total	$5,378	$—	$152	$5,226

NOTE 9 - FAIR VALUE (CONTINUED)

The following tables include a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3) for the periods from December 31, 2013 to March 31, 2014 and December 31, 2012 to March 31, 2013.

Three Months Ended March 31, 2014
	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2013	$2,120	$(4)	$1,938	$2,535	$6,589
Purchases/additions	—	(2)	—	—	(2)
Sales	—	—	(1,938)	—	(1,938)
Payments received	(1,633)	—	—	(28)	(1,661)
Premium amortization, net	—	—	—	—	—
(Decrease)/increase in value	(2)	1	—	12	11
Ending balance, March 31, 2014	$485	$(5)	$—	$2,519	$2,999

Three Months Ended March 31, 2013
	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2012	$6,197	$(12)	$3,714	$2,806	$12,705
Purchases/additions	—	(2)	1,994	—	1,992
Sales	—	—	—	—	—
Payments (received) made	(1,486)	—	295	(26)	(1,217)
Premium amortization, net	(2)	—	—	—	(2)
(Decrease)/increase in value	(30)	2	(241)	(29)	(298)
Ending balance, March 31, 2013	$4,679	$(12)	$5,762	$2,751	$13,180

There were no transfers made between levels during the three months ended March 31, 2014 or 2013.

NOTE 10 – ACCOUNTING PRONOUNCEMENTS

ASU No. 2013-11-Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). As a result of applying this ASU, an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss ("NOL") or other tax credit carryforward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events (e.g., upcoming expiration of related NOL carryforwards). This classification should not affect an entity's analysis of the realization of its deferred tax assets. Gross presentation in the rollforward of unrecognized tax positions in the notes to the financial statements will still be required. For the Company, the update was effective prospectively for annual reporting periods beginning on or after January 1, 2014, and interim periods within those annual periods. Retrospective application is permitted. Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

NOTE 10 – ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU No. 2014-04 - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The amendments in this update apply to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to requirements of the applicable jurisdiction.  The amendments in this update are effective for the Company for annual reporting periods beginning on or after January 1, 2015, and interim periods within those annual periods. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the credit quality and composition of the loan and investment portfolios, valuation of assets acquired through foreclosure, deposit flows, competition, demand for loan products and for financial services in the Company's market area, changes in real estate market values in the Company's market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform as required. Additional factors that may affect our results are discussed in the sections titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 7, 2014, and its other Securities and Exchange Commission reports.

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

Unless the context indicates otherwise, all references in this Form 10-Q to "Company," "we," "us" and "our" refer to Fox Chase Bancorp, Inc. and its subsidiary.

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

•	Allowance for Loan Losses

•	Deferred Income Taxes

•	Valuation and Other-Than-Temporary Impairment of Investment Securities

•	Valuation of Assets Acquired Through Foreclosure
There have been no material changes in the Company’s critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to the Company's most recent Annual Report on Form 10-K.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets were $1.08 billion at March 31, 2014 and $1.12 billion at December 31, 2013.  Total loans were $693.4 million at March 31, 2014, a decrease of $27.1 million, or 3.8%, from $720.5 million at December 31, 2013.  Total commercial loans decreased $22.7 million, or 3.9%, comprised of decreases of $19.4 million in commercial and industrial loans and $11.4 million in multi-family and commercial real estate loans, partially offset by an increase of $8.0 million in commercial construction loans. The decrease in commercial real estate loans and commercial and industrial loans was primarily due to seasonal utilization of lines of credit at December 31, 2013 which paid down during the first quarter of 2014.  During the three months ended March 31, 2014, one- to four-family residential mortgage loans decreased $3.3 million and consumer loans decreased $1.1 million due to normal amortization exceeding new loans originated.

Deposits increased $19.8 million, or 2.9%, from $673.7 million at December 31, 2013 to $693.5 million at March 31, 2014.  During the three months ended March 31, 2014, money market accounts increased $28.0 million and noninterest-bearing demand accounts increased $26.1 million. Offsetting these increases were decreases in brokered deposits of $22.1 million and non-brokered certificates of deposit of $10.9 million.  The increase in money market accounts was due to a large deposit from a municipal customer. The increase in noninterest-bearing demand accounts was primarily due to deposits obtained from commercial borrowing relationships. The decreases in brokered deposits and non-brokered certificates of deposit were due to maturities during the period exceeding new issuances. Short-term borrowings decreased $53.4 million, or 66.3%, from $80.5 million at December 31, 2013 to $27.1 million at March 31, 2014.

Stockholders’ equity increased $1.3 million to $174.8 million at March 31, 2014 compared to $173.5 million at December 31, 2013 primarily due to net income of $2.0 million, other comprehensive income of $1.8 million and stock based compensation activity of $593,000, offset by dividends paid of $3.0 million for the three months ended March 31, 2014.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General. Net income increased $129,000, or 7.1%, to $2.0 million for the three months ended March 31, 2014, compared to $1.8 million for the three months ended March 31, 2013.  The increase in net income was due to a decrease in the provision for loan losses of $640,000 and an increase in net interest income of $404,000, offset by a decrease in noninterest income of $595,000 and an increase in noninterest expenses of $318,000.

Net Interest Income.  Net interest income increased $404,000, or 5.1%, to $8.3 million for the three months ended March 31, 2014 compared to $7.9 million for the same period in 2013, primarily due to an increase in total interest income of $186,000 and a decrease in total interest expense of $218,000.

The increase in total interest income was primarily due to a $19.9 million increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to a $26.7 million increase in total loans offset by a decrease in mortgage related securities of $6.3 million.  The yield on interest-earning assets was 3.88% for the three month periods ended March 31, 2014 and 2013. The yield on mortgage-related securities increased from 2.15% to 2.31%, primarily due to slower security prepayments resulting in reduced premium amortization and the yield on total loans decreased from 4.73% to 4.59%, primarily due to lower yields on commercial loan originations.

The decrease in total interest expense was due to a decrease in the cost of interest-bearing liabilities from 1.03% to 0.89%, offset by a $17.0 million increase in average interest-bearing liabilities.  The decrease in the average cost of interest-bearing liabilities was due to decreases in the average cost of interest-bearing deposits from 0.82% to 0.64% and borrowings from 1.65% to 1.58%.  The decrease in the average cost of interest-bearing deposits reflects the continued low interest rate environment combined with maturities of higher rate certificates of deposit. The decrease in the average cost of borrowings was primarily due to the continued low interest rate environment.

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

	Three Months Ended March 31,
	2014			2013
		Interest and Dividends			Interest and Dividends
	Average Balance		Yield/ Cost	Average Balance		Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$7,325	$—	0.03%	$5,146	$1	0.04%
Mortgage related securities
Available-for-sale	244,412	1,454	2.38%	296,237	1,612	2.18%
Held-to-maturity	72,686	374	2.06%	27,135	126	1.86%
Total mortgage related securities	317,098	1,828	2.31%	323,372	1,738	2.15%
Investment securities	18,416	120	2.61%	20,970	71	1.34%
Loans:
Residential loans	126,752	1,510	4.76%	155,759	1,843	4.73%
Commercial loans	566,150	6,335	4.54%	502,930	5,868	4.73%
Consumer loans	22,081	265	4.80%	29,595	351	4.75%
Total Loans	714,983	8,110	4.59%	688,284	8,062	4.73%
Allowance for loan losses	(11,603)			(11,443)
Net loans	703,380	8,110		676,841	8,062
Total interest-earning assets	1,046,219	10,058	3.88%	1,026,329	9,872	3.88%
Noninterest-earning assets	46,457			47,877
Total assets	$1,092,676			$1,074,206
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$177,050	92	0.21%	$163,307	85	0.21%
Savings accounts	108,804	59	0.22%	98,585	33	0.14%
Brokered deposits	67,350	97	0.59%	59,878	84	0.57%
Certificates of deposit	220,142	650	1.20%	258,256	975	1.53%
Total interest-bearing deposits	573,346	898	0.64%	580,026	1,177	0.82%
Short-term borrowings	35,915	25	0.28%	49,070	32	0.27%
FHLB advances	150,000	570	1.54%	113,118	502	1.80%
Other borrowed funds	30,000	248	3.34%	30,000	248	3.36%
Total borrowings	215,915	843	1.58%	192,188	782	1.65%
Total interest-bearing liabilities	789,261	1,741	0.89%	772,214	1,959	1.03%
Noninterest-bearing deposits	119,207			112,873
Other noninterest-bearing liabilities	8,619			8,537
Total liabilities	917,087			893,624
Stockholders’ equity	178,266			177,119
Accumulated comprehensive income	(2,677)			3,463
Total stockholders' equity	175,589			180,582
Total liabilities and stockholders’ equity	$1,092,676			$1,074,206
Net interest income		$8,317			$7,913
Interest rate spread			2.99%			2.85%
Net interest margin			3.17%			3.07%
Average interest-earning assets to average interest-bearing liabilities			132.56%			132.91%

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

	Three Months Ended March 31, 2014
	Compared to
	Three Months Ended March 31, 2013
	Increase (Decrease)
	Due to
	Rate	Volume	Net
Interest Income:	(In thousands)
Interest-earning demand deposits	$—	$(1)	$(1)
Mortgage related securities
Available-for-sale	124	(282)	(158)
Held-to-maturity	35	213	248
Total mortgage related securities	159	(69)	90
Investment securities	58	(9)	49
Loans:
Residential loans	10	(343)	(333)
Commercial loans	(271)	738	467
Consumer loans	3	(89)	(86)
Total loans	(258)	306	48
Total interest-earning assets	(41)	227	186

Interest Expense:
NOW and money market deposits	—	7	7
Savings accounts	22	4	26
Brokered deposits	3	10	13
Certificates of deposit	(181)	(144)	(325)
Total interest-bearing deposits	(156)	(123)	(279)

Short-term borrowings	1	(8)	(7)
FHLB advances	(95)	163	68
Total borrowings	(94)	155	61
Total interest-bearing liabilities	(250)	32	(218)
Net change in net interest income	$209	$195	$404

Provision for Loan Losses. The Company did not record a provision for loan losses for the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company recorded a provision for loan losses of $640,000. The absence of a provision for loan losses for the three months ended March 31, 2014 was primarily due to: (1) a reduction in loan balances from December 31, 2013 to March 31, 2014 and (2) reduced provision related to certain impaired loans.

The following table provides information with respect to our nonperforming assets and impaired loans at the dates indicated.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)

Nonaccruing Loans:
One- to four-family real estate	$2,242	$2,390
Multi-family and commercial real estate	1,545	3,031
Construction	—	3,231
Consumer	192	128
Commercial and industrial	—	—
Total	3,979	8,780

Accruing Loans Past Due 90 Days or More:
Total	$—	$—

Nonperforming Loans	3,979	8,780

Assets Acquired Through Foreclosure	4,574	6,252
Total Nonperforming Assets	$8,553	$15,032

Total nonperforming loans to total loans	0.56%	1.20%
Total nonperforming assets to total assets	0.79	1.35

Impaired Loans:
Nonaccruing loans	$3,979	$8,780
Accruing troubled debt restructurings	5,107	6,786
Other impaired loans	4,526	—
Total impaired loans	$13,612	$15,566

At March 31, 2014, nonperforming assets were comprised of the following:

•	Four multi-family and commercial real estate loans, the largest of which is secured by multi-use rental properties located in Montgomery County, Pennsylvania.

•	Thirteen one- to four-family loans, the largest of which is secured by a single-family home located in Montgomery County, Pennsylvania.

•	Four consumer loans which are secured by second or third lien mortgage positions.

•	Assets acquired through foreclosure consisting of six properties.

Noninterest Income.  The following table summarizes noninterest income for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,		$	%
	2014	2013	Change	Change
	(Dollars in thousands)
Service charges and other fee income	$352	$361	$(9)	(2.5)%
Net loss on sale of assets acquired through foreclosure	—	(4)	4	100.0
Income on bank-owned life insurance	117	116	1	0.9
Equity in earnings of affiliate	(33)	170	(203)	(119.4)
Net gain on sale of investment securities	—	361	(361)	(100.0)
Other	23	50	(27)	(54.0)
Total Noninterest Income	$459	$1,054	$(595)	(56.5)%

Noninterest income decreased $595,000 from the three months ended March 31, 2013 compared to the same period in 2014. Net gain on sale of investment securities decreased $361,000 due to the sale of investment securities with an amortized cost of $6.5 million during the three months ended March 31, 2013. No securities were sold during the three months ended March 31, 2014. Equity in earnings of affiliates decreased $203,000 due to decreased income on the Bank’s investment in PMA due to lower mortgage loan volume for the 2014 period.

Noninterest Expense.  The following table summarizes noninterest expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,		$	%
	2014	2013	Change	Change
	(Dollars in thousands)
Salaries, benefits and other compensation	$3,641	$3,505	$136	3.9%
Occupancy expense	496	447	49	11.0
Furniture and equipment expense	111	124	(13)	(10.5)
Data processing costs	385	398	(13)	(3.3)
Professional fees	478	288	190	66.0
Marketing expense	41	30	11	36.7
FDIC premiums	165	185	(20)	(10.8)
Assets acquired through foreclosure expense	321	285	36	12.6
Other	355	413	(58)	(14.0)
Total Noninterest Expense	$5,993	$5,675	$318	5.6%
Noninterest expense increased $318,000 from the three months ended March 31, 2013 compared to the same period in 2014. Professional fees increased $190,000 due to increased loan workout costs. Salaries, benefits and other compensation increased $136,000, primarily as a result of increased staffing costs and annual merit increases.  Occupancy expense increased $49,000, primarily due to increased snow removal expense. Other noninterest expense decreased $58,000 primarily due to decreased regulatory assessments.

Income Taxes. The income tax provision for the three months ended March 31, 2014 was $827,000 compared to $825,000 for the three months ended March 31, 2013.  The Company’s effective income tax rate was 29.7% for the three months ended March 31, 2014, compared to 31.1% for the three months ended March 31, 2013.  These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

Liquidity and Capital Management

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments and sales, security repayments, maturities and sales, and funds available from the FHLB, Federal Reserve Bank and commercial banks.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loans and securities sales and prepayments are greatly influenced by general interest rates, economic conditions and competition.

The following table presents certain of our contractual obligations as of March 31, 2014.

		Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations	Total
	(In thousands)
March 31, 2014
Operating lease obligations (1)	$799	$441	$358	$—	$—
FHLB advances and other borrowings (2)	218,849	80,327	50,839	87,683	—
Other long-term obligations (3)	2,917	1,763	1,154	—	—
Total	$222,565	$82,531	$52,351	$87,683	$—

(1)          Represents lease obligations for operations center, one loan production office and equipment.
(2)          Includes principal and projected interest payments.
(3)          Represents obligations to the Company’s third-party data processing provider and other vendors.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2014, cash and cash equivalents totaled $8.9 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $250.0 million at March 31, 2014.  In addition, at March 31, 2014, we had the ability to borrow a total of approximately $417.4 million from the FHLB, of which we had $150.0 million outstanding.  As of March 31, 2014, the Bank also had a maximum borrowing capacity of $66.4 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of March 31, 2014, the Bank had overnight borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks.

At March 31, 2014, we had $221.9 million in commitments outstanding, which consisted of $15.8 million in home equity and consumer loan commitments, $194.4 million in commercial loan commitments, $11.4 million in standby letters of credit and $313,000 in commercial letters of credit.

Certificates of deposit due within one year of March 31, 2014 totaled $159.3 million, including $15.1 million of brokered deposits, representing 60.8% of certificates of deposit at March 31, 2014, an increase from 60.6% at December 31, 2013.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015.

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

The Bancorp is a separate entity apart from the Bank and must provide for its own liquidity.  As of March 31, 2014, the Bancorp had $28.9 million in cash and cash equivalents compared to $26.0 million as of December 31, 2013. In addition to its operating expenses, the Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.  The Bancorp paid cash dividends of $0.26 per outstanding share of common stock during the first quarter of 2014. The Bancorp did not repurchase common stock during the three months ended March 31, 2014.

The Bancorp can receive dividends from the Bank.  Payment of such dividends to the Bancorp by the Bank is limited under applicable law. Dividends may be declared and paid only out of accumulated net earnings and may be paid in cash or property other than its own shares. Dividends may not be declared or paid unless stockholders' equity is at least equal to contributed capital. During the three months ended March 31, 2014, the Bank paid a cash dividend of $5.8 million to the Bancorp.

Capital Management.  The Bancorp and Bank are subject to various regulatory capital requirements administered by their respective regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2014, the Bancorp and Bank exceeded all applicable regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The following table presents the Bancorp's and the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” under applicable regulatory guidelines as of March 31, 2014 and December 31, 2013.

March 31, 2014	Ratio	Minimum to be Well Capitalized

Total risk-based capital (to risk-weighted assets)
Bancorp	24.55%	10.0%
Bank	19.78	10.0

Tier 1 capital (to risk-weighted assets)
Bancorp	23.51	6.0
Bank	18.74	6.0

Tier 1 capital (to adjusted assets)
Bancorp	16.18	5.0
Bank	12.87	5.0

December 31, 2013	Ratio	Minimum to be Well Capitalized

Total risk-based capital (to risk-weighted assets)
Bancorp	23.67%	10.0%
Bank	19.48	10.0

Tier 1 capital (to risk-weighted assets)
Bancorp	22.63	6.0
Bank	18.44	6.0

Tier 1 capital (to adjusted assets)
Bancorp	16.18	5.0
Bank	13.12	5.0

Total stockholders’ equity to total assets was 16.1% at March 31, 2014 and 15.5% at December 31, 2013.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will continue to have an adverse impact on our return on equity until such funds can be deployed into higher yielding assets.  The Company may rely on capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the three-month period ended March 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2014, there has not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

1
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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. As of March 31, 2014, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During 2011, the Company announced two repurchase programs under which it would repurchase, in the aggregate, up to 15% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions.  On April 25, 2012, the Board of Directors approved an additional stock repurchase plan (the “April 2012 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (637,697 shares).  Under these plans, through March 31, 2014, the Company has purchased 2.5 million shares at a cost of $33.4 million.  The Company did not repurchase any shares during the first quarter of 2014. As of March 31, 2014 there were 308,529 shares available to be purchased under the April 2012 Plan, which will continue until it is completed or terminated by the Company’s Board of Directors.

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 as initially filed with the Securities and Exchange Commission on March 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated:	May 2, 2014	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated:	May 2, 2014	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)