Form 10-Q
period 2014-06-30
Fox Chase Bancorp Inc
filed 2014-08-05
CIK 1485176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 _______________________________________________________________
FORM 10-Q

__________________________________________________

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes  ☐    No  ☒

As of July 31, 2014, there were 12,065,891 shares of the registrant’s common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
FOX CHASE BANCORP, INC.
Consolidated Statements of Condition
(In Thousands, Except Share Data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$274	$149
Interest-earning demand deposits in other banks	9,409	11,798
Total cash and cash equivalents	9,683	11,947
Investment securities available-for-sale	8,477	10,489
Mortgage related securities available-for-sale	236,143	246,068
Mortgage related securities held-to-maturity (fair value of $72,961 at June 30, 2014 and $67,491 at December 31, 2013)	72,606	68,397
Loans, net of allowance for loan losses of $11,573 at June 30, 2014 and $11,529 at December 31, 2013	724,513	720,490
Federal Home Loan Bank stock, at cost	11,152	9,813
Bank-owned life insurance	14,784	14,547
Premises and equipment, net	9,569	9,814
Assets acquired through foreclosure	2,017	6,252
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,275	3,308
Mortgage servicing rights, net	127	152
Deferred tax asset, net	4,743	8,906
Other assets	6,363	4,819
Total Assets	$1,105,072	$1,116,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$691,979	$673,715
Short-term borrowings	47,300	80,500
Federal Home Loan Bank advances	150,000	150,000
Other borrowed funds	30,000	30,000
Advances from borrowers for taxes and insurance	1,802	1,525
Accrued interest payable	312	314
Accrued expenses and other liabilities	5,474	7,101
Total Liabilities	926,867	943,155

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at June 30, 2014 and December 31, 2013)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 12,112,491 shares outstanding at June 30, 2014 and 12,147,803 shares outstanding at December 31, 2013)	146	146
Additional paid-in capital	138,401	137,593
Treasury stock, at cost (2,538,172 shares at June 30, 2014 and 2,468,172 shares at December 31, 2013)	(34,581)	(33,436)
Common stock acquired by benefit plans	(8,566)	(9,272)
Retained earnings	83,057	82,885
Accumulated other comprehensive loss, net	(252)	(4,449)
Total Stockholders’ Equity	178,205	173,467
Total Liabilities and Stockholders’ Equity	$1,105,072	$1,116,622

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$8,130	$8,016	$16,240	$16,078
Interest on mortgage related securities	1,774	1,751	3,602	3,489
Interest on investment securities	173	58	293	129
Other interest income	1	—	1	1
Total Interest Income	10,078	9,825	20,136	19,697
INTEREST EXPENSE
Deposits	797	1,141	1,695	2,318
Short-term borrowings	30	17	55	49
Federal Home Loan Bank advances	576	549	1,146	1,051
Other borrowed funds	250	251	498	499
Total Interest Expense	1,653	1,958	3,394	3,917
Net Interest Income	8,425	7,867	16,742	15,780
Provision (credit) for loan losses	100	(783)	100	(143)
Net Interest Income after Provision (Credit) for Loan Losses	8,325	8,650	16,642	15,923
NONINTEREST INCOME
Service charges and other fee income	424	462	776	823
Net (loss) gain on sale of assets acquired through foreclosure	(121)	185	(121)	181
Income on bank-owned life insurance	120	117	237	233
Equity in earnings of affiliate	67	165	34	335
Net gain on sale of investment securities (includes $0 and $0 for the three and six months ended June 30, 2014, respectively and $171 and $532 for the three and six months ended June 30, 2013, respectively in accumulated other comprehensive income reclassifications for unrealized holdings gains)	—	171	—	532
Other	24	39	47	89
Total Noninterest Income	514	1,139	973	2,193
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,519	3,480	7,160	6,985
Occupancy expense	418	393	914	840
Furniture and equipment expense	96	117	207	241
Data processing costs	377	367	762	765
Professional fees	337	488	815	776
Marketing expense	61	78	102	108
FDIC premiums	150	165	315	350
Assets acquired through foreclosure expense	72	2,810	393	3,095
Other	389	409	744	822
Total Noninterest Expense	5,419	8,307	11,412	13,982
Income Before Income Taxes	3,420	1,482	6,203	4,134
Income tax provision (includes $0 and $0 for the three and six months ended June 30, 2014, respectively and $63 and $186 for the three and six months ended June 30, 2013, respectively in income tax expense from reclassification items)	1,105	438	1,932	1,263
Net Income	$2,315	$1,044	$4,271	$2,871
Earnings per share:
Basic	0.21	0.09	0.38	0.25
Diluted	0.20	0.09	0.37	0.25

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,315	$1,044	$4,271	$2,871
Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	3,776	(7,490)	6,481	(10,188)
Tax Effect	(1,330)	2,633	(2,284)	3,585
Net of Tax Amount	2,446	(4,857)	4,197	(6,603)

Reclassification adjustments for net investment securities gains included in net income	—	(171)	—	(532)
Tax Effect	—	63	—	186
Net of Tax Amount	—	(108)	—	(346)

Other comprehensive income (loss)	2,446	(4,965)	4,197	(6,949)
Comprehensive income (loss)	$4,761	$(3,921)	$8,468	$(4,078)

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2014 and 2013
(In Thousands, Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Equity
BALANCE - DECEMBER 31, 2012	$146	$136,132	$(29,733)	$(10,228)	$80,608	$4,540	$181,465
Purchase of treasury stock	—	—	(3,703)	—	—	—	(3,703)
Stock based compensation expense	—	507	—	—	—	—	507
Unallocated ESOP shares committed to employees	—	235	—	312	—	—	547
Issuance of stock for vested equity awards	—	(217)	—	222	(5)	—	—
Common stock issued for exercise of vested stock options	—	51	—	—	—	—	51
Tax benefit from exercise of stock options and vesting of restricted stock	—	35	—	—	—	—	35
Dividends paid ($0.12 per share)	—	—	—	—	(1,398)	—	(1,398)
Net income	—	—	—	—	2,871	—	2,871
Other comprehensive loss	—	—	—	—	—	(6,949)	(6,949)
BALANCE - JUNE 30, 2013	$146	$136,743	$(33,436)	$(9,694)	$82,076	$(2,409)	$173,426

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Equity

BALANCE - DECEMBER 31, 2013	$146	$137,593	$(33,436)	$(9,272)	$82,885	$(4,449)	$173,467
Purchase of treasury stock	—	—	(1,145)	—	—	—	(1,145)
Stock based compensation expense	—	599	—	—	—	—	599
Unallocated ESOP shares committed to employees	—	236	—	312	—	—	548
Issuance of stock for vested equity awards	—	(466)	—	394	72	—	—
Common stock issued for exercise of vested stock options	—	383	—	—	—	—	383
Tax benefit from exercise of stock options and vesting of restricted stock	—	56	—	—	—	—	56
Dividends paid ($0.36 per share)	—	—	—	—	(4,171)	—	(4,171)
Net income	—	—	—	—	4,271	—	4,271
Other comprehensive income	—	—	—	—	—	4,197	4,197
BALANCE - JUNE 30, 2014	$146	$138,401	$(34,581)	$(8,566)	$83,057	$(252)	$178,205

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$4,271	$2,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	100	(143)
Valuation adjustment for assets acquired through foreclosure	282	2,991
Depreciation	363	396
Net amortization of securities premiums and discounts	927	1,451
Provision (credit) for deferred income taxes	1,880	(637)
Stock compensation from benefit plans	1,147	1,054
Net loss (gain) on sale of assets acquired through foreclosure	121	(181)
Net gain on sale of investment securities	—	(532)
Income on bank-owned life insurance	(237)	(233)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(56)	(35)
Decrease in mortgage servicing rights, net	25	1
(Increase) decrease in accrued interest receivable and other assets	(1,689)	912
Decrease in accrued interest payable, accrued expenses and other liabilities	(1,334)	(1,050)
Net Cash Provided by Operating Activities	5,800	6,865
Cash Flows from Investing Activities
Investment securities available-for-sale:
Proceeds from maturities, calls and principal repayments	2,000	2,000
Mortgage related securities available-for-sale:
Purchases	(2,830)	(49,821)
Proceeds from sales	—	9,517
Proceeds from maturities, calls and principal repayments	18,562	39,597
Mortgage related securities held-to-maturity:
Purchases	(9,767)	(41,354)
Proceeds from maturities, calls and principal repayments	5,356	5,321
Net decrease (increase) in loans	4,605	(5,499)
Purchases of loans and loan participations	(9,371)	(19,955)
Net increase in Federal Home Loan Bank stock	(1,339)	(1,513)
Purchases of premises and equipment	(118)	(54)
Additions to assets acquired through foreclosure	—	(703)
Proceeds from sales and payments on assets acquired through foreclosure	4,374	1,459
Net Cash Provided by (Used in) Investing Activities	11,472	(61,005)
Cash Flows from Financing Activities
Net increase in deposits	18,264	13,205
Increase in advances from borrowers for taxes and insurance	277	132
Proceeds from Federal Home Loan Bank advances	—	30,000
Net decrease in short-term borrowings	(33,200)	(200)
Tax benefit from exercise of stock options and vesting of restricted stock	56	35
Common stock issued for exercise of stock options	383	51
Purchase of treasury stock	(1,145)	(3,703)
Cash dividends paid	(4,171)	(1,398)
Net Cash (Used in) Provided by Financing Activities	(19,536)	38,122
Net Decrease in Cash and Cash Equivalents	(2,264)	(16,018)
Cash and Cash Equivalents – Beginning	11,947	25,090
Cash and Cash Equivalents – Ending	$9,683	$9,072
Supplemental Disclosure of Cash Flow Information
Interest paid	$3,396	$3,944
Income taxes paid	$1,460	$1,400
Transfers of loans to assets acquired through foreclosure	$542	$4,990
Transfers of loans to loans held for sale	$—	$3,157
Net charge-offs	$56	$529

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

The Company follows accounting principles and reporting practices that are in compliance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets, the evaluation of other-than-temporary impairment and the valuation of investment securities and the valuation of assets acquired through foreclosure.

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 7, 2014.  These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.

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

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Net income	$2,315,000	$1,044,000	$4,271,000	$2,871,000

Weighted-average common shares outstanding (1)	12,107,945	12,184,658	12,127,841	12,254,601
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(529,643)	(594,696)	(537,728)	(602,781)
Shares purchased by trust	(286,850)	(327,818)	(296,955)	(333,035)
Weighted-average common shares used to calculate basic earnings per share	11,291,452	11,262,144	11,293,158	11,318,785
Dilutive effect of:
Restricted stock awards	46,017	37,713	53,619	36,157
Stock option awards	196,694	189,709	202,145	188,854
Weighted-average common shares used to calculate diluted earnings per share	11,534,163	11,489,566	11,548,922	11,543,796

Earnings per share - basic	$0.21	$0.09	$0.38	$0.25
Earnings per share - diluted	$0.20	$0.09	$0.37	$0.25

Outstanding common stock equivalents having no dilutive effect	1,053,213	1,134,946	1,040,160	1,137,357

(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands, Unaudited)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$5	$—	$305
Corporate securities	8,100	72	—	8,172
	8,400	77	—	8,477
Private label commercial mortgage related securities	—	—	—	—
Agency residential mortgage related securities	236,596	2,942	(3,395)	236,143
Total mortgage related securities	236,596	2,942	(3,395)	236,143
Total available-for-sale securities	$244,996	$3,019	$(3,395)	$244,620

Held-to-Maturity Securities:

Agency residential mortgage related securities	$72,606	$1,003	$(648)	$72,961
Total mortgage related securities	72,606	1,003	(648)	72,961
Total held-to-maturity securities	$72,606	$1,003	$(648)	$72,961

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$8	$—	$308
Corporate securities	10,145	54	(18)	10,181
	10,445	62	(18)	10,489
Private label commercial mortgage related securities	2,118	2	—	2,120
Agency residential mortgage related securities	250,851	2,655	(9,558)	243,948
Total mortgage related securities	252,969	2,657	(9,558)	246,068
Total available-for-sale securities	$263,414	$2,719	$(9,576)	$256,557

Held-to-Maturity Securities:

Agency residential mortgage related securities	$68,397	$514	$(1,420)	$67,491
Total mortgage related securities	68,397	514	(1,420)	67,491
Total held-to-maturity securities	$68,397	$514	$(1,420)	$67,491

Obligations of U.S. government agencies represents debt issued by the Federal Home Loan Bank (the "FHLB") and are not backed by the full faith and credit of the United States government.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	—	—	—	—
	—	—	—	—	—	—
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	1,005	(1)	173,760	(3,394)	174,765	(3,395)
Total mortgage related securities	1,005	(1)	173,760	(3,394)	174,765	(3,395)
Total available-for-sale securities	$1,005	$(1)	$173,760	$(3,394)	$174,765	$(3,395)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$—	$—	$36,103	$(648)	$36,103	$(648)
Total mortgage related securities	—	—	36,103	(648)	36,103	(648)
Total held-to-maturity securities	$—	$—	$36,103	$(648)	$36,103	$(648)
Total temporarily impaired securities	$1,005	$(1)	$209,863	$(4,042)	$210,868	$(4,043)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	2,982	(18)	2,982	(18)
	—	—	2,982	(18)	2,982	(18)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	180,448	(7,251)	24,841	(2,307)	205,289	(9,558)
Total mortgage related securities	180,448	(7,251)	24,841	(2,307)	205,289	(9,558)
Total available-for-sale securities	$180,448	$(7,251)	$27,823	$(2,325)	$208,271	$(9,576)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$40,615	$(1,420)	$—	$—	$40,615	$(1,420)
Total mortgage related securities	40,615	(1,420)	—	—	40,615	(1,420)
Total held-to-maturity securities	$40,615	$(1,420)	$—	$—	$40,615	$(1,420)
Total temporarily impaired securities	$221,063	$(8,671)	$27,823	$(2,325)	$248,886	$(10,996)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

During the three and six month periods ended June 30, 2014, no securities were sold. There were no net investment securities gains (losses) in the consolidated statement of operations for the three and six month periods ended June 30, 2014. During the three months ended June 30, 2013, the Company sold four mortgage related securities with an amortized cost of $2.5 million and recognized gross gains of $171,000. During the six months ended June 30, 2013, the Company sold seven mortgage related securities with an amortized cost of $9.0 million and recognized gross gains of $532,000.

The Company evaluates a variety of factors when concluding whether a security is other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the security, the underlying rating of the issuer, the presence of credit enhancements, the length of time a security has been in a loss position and the severity of the loss.

At June 30, 2014, gross unrealized losses totaled $4.0 million.  81 agency residential mortgages related securities, with a fair value of $209.9 million and an unrealized loss position of $4.0 million, had an unrealized loss position for twelve months or longer as of June 30, 2014.  Additionally, one agency residential mortgage related security, with a fair value of $1.0 million and an unrealized loss position of $1,000, had an unrealized loss position for less than twelve months as of June 30, 2014. The fair value of these 82 agency residential mortgage related securities primarily fluctuates with changes in market conditions for the underlying securities and changes in the interest rate environment. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that it will be required to sell these securities before a recovery of fair value, which may be maturity.  Upon review of the attributes of the individual securities, the Company concluded these securities were not other-than-temporarily impaired.

As of December 31, 2013, the Company held two private label commercial mortgage related securities ("CMBS") with an amortized cost of $2.1 million. These securities were paid off at amortized cost during the six months ended June 30, 2014.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2014 and December 31, 2013 by contractual maturity are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
June 30, 2014 (Unaudited)
Due in one year or less	$2,834	$2,850	$—	$—
Due after one year through five years	5,566	5,627	—	—
Due after five years through ten years	—	—	—	—
Due after ten years			—	—
Total mortgage related securities	236,596	236,143	72,606	72,961
	$244,996	$244,620	$72,606	$72,961

December 31, 2013
Due in one year or less	$1,999	$2,000	$—	$—
Due after one year through five years	8,446	8,489	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	252,969	246,068	68,397	67,491
	$263,414	$256,557	$68,397	$67,491

Securities with a fair value of $39.6 million and $9.7 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a fair value of $180.6 million and $197.6 million at June 30, 2014 and December 31, 2013, respectively, were used to secure FHLB advances, short-term borrowings, other borrowed funds and related unused borrowing capacities.  See Note 7.

Securities with a fair value of $651,000 and $702,000 at June 30, 2014 and December 31, 2013, respectively, were used to secure derivative transactions.

NOTE 3 - LOANS

The composition of net loans at June 30, 2014 and December 31, 2013 is provided below:

	June 30, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
Real estate loans:
One- to four-family	$119,435	$127,501
Multi-family and commercial	423,329	408,365
Construction	24,034	5,904
	566,798	541,770
Consumer loans	20,110	22,478
Commercial and industrial loans	149,603	168,013
Total loans	736,511	732,261
Deferred loan origination fees, net	(425)	(242)
Allowance for loan losses	(11,573)	(11,529)
Net loans	$724,513	$720,490

The following tables present changes in the allowance for loan losses by loan segment for the six months ended June 30, 2014 and the six months ended June 30, 2013.

	Six Months Ended June 30, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Balance, beginning	$403	$7,141	$324	$153	$3,051	$457	$11,529
(Credit) provision for loan losses	(199)	124	148	6	(86)	107	100
Loans charged off	—	(102)	—	(6)	—	—	(108)
Recoveries	28	8	—	16	—	—	52
Balance, ending	$232	$7,171	$472	$169	$2,965	$564	$11,573

	Six Months Ended June 30, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$642	$6,327	$873	$232	$2,630	$466	$11,170
(Credit) provision for loan losses	(116)	871	(451)	4	(436)	(15)	(143)
Loans charged off	(58)	(463)	—	(45)	—	—	(566)
Recoveries	10	8	—	19	—	—	37
Balance, ending	$478	$6,743	$422	$210	$2,194	$451	$10,498

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the breakdown of impaired loans by loan segment as of June 30, 2014 and December 31, 2013.

June 30, 2014
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$2,141	$733	$—	$2,874	$858	$2,016
Multi-family and commercial	1,794	1,534	4,503	7,831	6,297	1,534
Construction	—	3,045	—	3,045	3,045	—
Consumer loans	209	13	—	222	99	123
Commercial and industrial	—	—	—	—	—	—
Total	$4,144	$5,325	$4,503	$13,972	$10,299	$3,673

December 31, 2013
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$2,390	$582	$—	$2,972	$2,972	$—
Multi-family and commercial	3,031	6,191	—	9,222	8,866	356
Construction	3,231	—	—	3,231	3,231	—
Consumer loans	128	13	—	141	141	—
Commercial and industrial	—	—	—	—	—	—
Total	$8,780	$6,786	$—	$15,566	$15,210	$356

There were no loans past due 90 days or more and still accruing interest at June 30, 2014 or December 31, 2013.

For the six months ended June 30, 2014 and 2013, the average recorded investment in impaired loans was $14.0 million and $18.4 million, respectively.  The interest income recognized on these impaired loans was $250,000 and $211,000 for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, two troubled debt restructurings (“TDRs”) totaling $282,000 are excluded from the accruing TDR column above as they are included in the nonaccrual loans column.  At December 31, 2013, four TDRs totaling $3.5 million are excluded from the accruing TDR column as they are included in nonaccrual loans.

During the six months ended June 30, 2014, one loan totaling $4.5 million was reclassified from an accruing TDR to an other impaired loan.  This reclassification was due to our annual assessment where TDRs that have performed in accordance with the new terms for six consecutive months, are in a current status, reflected a market rate of interest at the time of the restructuring and cross over a year end are considered cured and are no longer classified as TDRs.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of June 30, 2014 and December 31, 2013.

June 30, 2014	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$3	$1	$—	$4	$228	$232
Multi-family and commercial	569	—	398	967	6,204	7,171
Construction	—	131	—	131	341	472
Consumer loans	30	—	—	30	139	169
Commercial and industrial	—	—	—	—	2,965	2,965
Unallocated	—	—	—	—	564	564
Total allowance for loan losses	$602	$132	$398	$1,132	$10,441	$11,573

December 31, 2013	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$163	$1	$—	$164	$239	$403
Multi-family and commercial	600	687	—	1,287	5,854	7,141
Construction	263	—	—	263	61	324
Consumer loans	6	—	—	6	147	153
Commercial and industrial	—	—	—	—	3,051	3,051
Unallocated	—	—	—	—	457	457
Total allowance for loan losses	$1,032	$688	$—	$1,720	$9,809	$11,529

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
The following table sets forth a summary of the TDR activity for the three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Restructured Current Period				Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
	(Dollars in thousands, Unaudited)				(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	1	$245	$245	Principal reduction	1	$245	$245	Principal reduction
Multi-family and commercial	—	—	—		1	1,640	1,540	Principal reduction
Construction	—	—	—		—	—	—
Consumer loans	—	—	—		—	—	—
Commercial and industrial	—	—	—		—	—	—
Total	1	$245	$245		2	$1,885	$1,785

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Restructured Current Period				Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
	(Dollars in thousands, Unaudited)				(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	1	$450	$450	Delayed repayment	1	$450	$450	Delayed repayment
Multi-family and commercial	—	—	—		—	—	—
Construction	—	—	—		—	—	—
Consumer loans	—	—	—		—	—	—
Commercial and industrial	—	—	—		—	—	—
Total	1	$450	$450		1	$450	$450
During the three and six months ended June 30, 2014 and 2013, no TDRs defaulted that were restructured in the prior twelve months.

NOTE 3 - LOANS (CONTINUED)

The following table sets forth past due loans by segment as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
	(Unaudited)
One- to four-family real estate	$443	$10	$172	$—
Multi-family and commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	83	—	241	5
Commercial and industrial	—	—	—	—
Total	$526	$10	$413	$5

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

The following tables set forth criticized and classified loans by segment as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands, Unaudited)
Pass and Pass watch	$117,294	$409,109	$20,989	$19,901	$136,191	$703,484
Special mention	—	9,495	3,045	—	12,647	25,187
Substandard	2,141	4,725	—	209	765	7,840
Doubtful	—	—	—	—	—	—
Total loans	$119,435	$423,329	$24,034	$20,110	$149,603	$736,511

	December 31, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$125,111	$390,908	$2,672	$22,350	$165,336	$706,377
Special mention	—	12,414	—	—	2,677	15,091
Substandard	2,390	5,043	3,232	128	—	10,793
Doubtful	—	—	—	—	—	—
Total loans	$127,501	$408,365	$5,904	$22,478	$168,013	$732,261

NOTE 4 - DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered into an interest rate swap with a current notional amount of $838,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%.  The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $128,000 and $132,000 at June 30, 2014 and December 31, 2013, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments.”

On October 12, 2011, the Company entered into an interest rate swap with a current notional amount of $1.5 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%.  The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value (loss) gain position of ($30,000) and $12,000 at June 30, 2014 and December 31, 2013, respectively.  The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations. Hedge ineffectiveness resulted in (expense) income of ($5,000) and $10,000 for the three months ended June 30, 2014 and June 30, 2013, respectively.  Hedge ineffectiveness resulted in (expense) income of ($9,000) and $14,000 for the six months ended June 30, 2014 and June 30, 2013, respectively.

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

At June 30, 2014, there were five variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $19.3 million, and remaining maturities ranging from five to nine years.  At December 31, 2013, there were five variable-rate to fixed-rate interest swap transactions between the third-party financial institution and our customers with a notional amount of $19.5 million, and remaining maturities ranging from six to nine years.  The fair value of the swaps to the customers was an asset of $455,000 and $969,000 as of June 30, 2014 and December 31, 2013, respectively, and all swaps were in receiving positions from the third-party financial institution at June 30, 2014.  As of June 30, 2014 and December 31, 2013, the fair value of the Company’s interest rate swap credit derivatives was a liability of $4,000 and $3,000, respectively.  During the three months ended June 30, 2014 and 2013, the Company recognized income of $0 and $5,000, respectively, from interest rate swap credit derivatives. During the six months ended June 30, 2014 and 2013, the Company recognized (expense) income of ($1,000) and $6,000, respectively, from interest rate swap credit derivatives.

At June 30, 2014, there were three foreign currency swap transactions between the third-party financial institution and our customers with a notional amount aggregating approximately $128,000, and remaining maturities ranging from three to five months.  The aggregate fair value of these swaps to the customers was an asset of $1,000 as of June 30, 2014.  At June 30, 2014, the fair value of the Company’s credit derivatives was $0.  At December 31, 2013, there were seven foreign currency swap transactions between the third-party financial institution and our customers with a notional amount of $517,000 and remaining maturities ranging from one to eleven months.  The aggregate fair value of these swaps to the customers was $0 as of December 31, 2013. At December 31, 2013, the fair value of the Company's credit derivative was a liability of $1,000. During the three months ended June 30, 2014 and 2013, the Company recognized income of $2,000 and $0, respectively, from foreign currency swap credit derivatives. During the six months ended June 30, 2014 and 2013, the Company recognized income of $3,000 and $2,000, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 5 - MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of these loans were $24.9 million, $27.7 million and $30.8 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.  The Company received fees, net of amortization, from the servicing of loans of $9,000 and ($3,000) during the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes mortgage servicing rights activity for the six months ended June 30, 2014 and 2013.

	Servicing Rights	Valuation Allowance	Net Carrying Value
	(In thousands, Unaudited)
Balance at December 31, 2013	$255	$(103)	$152
Reductions	—	1	1
Amortization	(26)	—	(26)
Balance at June 30, 2014	$229	$(102)	$127

Balance at December 31, 2012	$325	$(155)	$170
Reductions	—	41	41
Amortization	(42)	—	(42)
Balance at June 30, 2013	$283	$(114)	$169

At June 30, 2014, December 31, 2013 and June 30, 2013, the fair value of the mortgage servicing rights (“MSRs”) was $127,000, $152,000 and $169,000, respectively.  The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.  Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates.  The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk.  Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 6 - DEPOSITS

Deposits and their respective weighted average interest rate at June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014		December 31, 2013
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
	(Unaudited)
Noninterest-bearing demand accounts	—%	$126,646	—%	$100,748
NOW accounts	0.21	85,750	0.21	84,569
Money market accounts	0.21	107,825	0.20	85,017
Savings and club accounts	0.17	106,037	0.22	108,183
Brokered deposits	0.79	64,219	0.56	71,334
Certificates of deposit	1.01	201,502	1.26	223,864
	0.45%	$691,979	0.56%	$673,715

NOTE 7 - BORROWINGS

FHLB Advances

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
	(In thousands, Unaudited)
August 2014	$10,000	0.52%	Not Applicable	Not Applicable
September 2014	15,000	0.41	Not Applicable	Not Applicable
December 2014	15,000	0.43	Not Applicable	Not Applicable
March 2015	10,000	0.49	Not Applicable	Not Applicable
April 2015	10,000	0.45	Not Applicable	Not Applicable
August 2015	10,000	0.68	Not Applicable	Not Applicable
March 2016	10,000	0.62	Not Applicable	Not Applicable
September 2016	5,000	0.75	Not Applicable	Not Applicable
September 2016	10,000	1.04	Not Applicable	Not Applicable
June 2017	5,000	0.94	Not Applicable	Not Applicable
November 2017	15,000	3.62	August 2014	LIBOR + 0.10%
November 2017	15,000	3.87	August 2014	LIBOR + 0.10%
December 2017	20,000	2.83	September 2014	LIBOR + 0.11%
	$150,000	1.52%

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

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $413.4 million at June 30, 2014.  As of June 30, 2014, the Bank had qualifying collateral pledged against its advances consisting of loans in the amount of $464.0 million and securities in the amount of $80.5 million. Additionally, as of June 30, 2014, the Bank had a maximum borrowing capacity of $64.2 million with the Federal Reserve Bank of Philadelphia through the Discount Window. This borrowing capacity was generated by pledged securities with a fair value of $64.5 million.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount equal to at least 4.00% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.00% of the Bank’s “eligible assets.”  As of June 30, 2014, the Company had a minimum stock obligation of $8.2 million and a maximum stock obligation of $15.1 million.  The Company held $11.2 million in FHLB stock at that date.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks under security repurchase agreements totaled $30.0 million at June 30, 2014.  These borrowings contractually mature with dates ranging from September 2018 through November 2018. As disclosed in the table below, one of the borrowings may be called by the lender based on the underlying agreement.  Accordingly, the contractual maturity below may differ from actual maturity.

NOTE 7 - BORROWINGS (CONTINUED)

			Next Call Date	Subsequent Call Frequency
Maturity Date	Amount	Coupon Rate
	(In thousands, Unaudited)
September 2018	$10,000	3.40%	Not Applicable	Not Applicable
September 2018	5,000	3.20	Not Applicable	Not Applicable
October 2018	5,000	3.15	July 2014	Quarterly
October 2018	5,000	3.27	Not Applicable	Not Applicable
November 2018	5,000	3.37	Not Applicable	Not Applicable
	$30,000	3.30%

Mortgage backed securities with a fair value of $35.6 million at June 30, 2014 were used to secure these other borrowed funds.

Short Term Borrowings

As of June 30, 2014 and December 31, 2013, the Company had $47.3 million and $80.5 million, respectively, of short-term borrowings.  The short-term borrowings had a blended weighted average rate of 0.31% and 0.32% at June 30, 2014 and December 31, 2013, respectively.  Short-term borrowings consist of overnight and term borrowings with an original maturity less than one year.  Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB.

NOTE 8 - STOCK BASED COMPENSATION

During the six months ended June 30, 2014, the Company recorded $599,000 of stock based compensation expense comprised of stock option expense of $218,000 and restricted stock expense of $381,000. This compares to $507,000 of stock based compensation expense comprised of stock option expense of $198,000 and restricted stock expense of $309,000 during the six months ended June 30, 2013.
The following is a summary of the Bancorp’s stock option activity and related information for the six months ended June 30, 2014.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Unaudited)
Outstanding at December 31, 2013	1,123,408	$12.81	6.2 years	$5,013,000
Granted	31,300	16.96
Exercised	(34,688)	11.06
Forfeited/Cancelled	(20,100)	15.30
Outstanding at June 30, 2014	1,099,920	$12.94	5.8 years	$4,352,000
Exercisable at June 30, 2014	709,897	$11.75	4.4 years	$3,636,000

The fair value of the options granted during the six months ended June 30, 2014 was estimated to be $3.66.  The fair value was based on the following assumptions:

Expected Dividend Yield	3.53%
Expected Volatility	31.04%
Risk-Free Interest Rate	1.86%
Expected Option Life in Years	6.5

NOTE 8 - STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of the Bancorp’s unvested options as of June 30, 2014 and the changes therein during the six months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2013	475,524	$3.85
Granted	31,300	3.66
Vested	(20,100)	3.91
Forfeited / Cancelled	(96,701)	3.76
Unvested at June 30, 2014	390,023	$3.86

Expected future expense relating to the 390,023 non-vested options outstanding as of June 30, 2014 is $1.3 million over a weighted average period of 3.3 years.

The following is a summary of the status of the Bancorp’s restricted stock as of June 30, 2014 and changes therein during the six months then ended.

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2013	225,932	$14.98
Granted	10,450	16.96
Vested	(31,728)	14.71
Forfeited / Cancelled	(8,650)	15.32
Unvested at June 30, 2014	196,004	$15.11

Expected future compensation expense relating to the 196,004 restricted shares at June 30, 2014 is $2.4 million over a weighted average period of 3.4 years.

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

NOTE 9 - FAIR VALUE (CONTINUED)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013:

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

NOTE 9 - FAIR VALUE (CONTINUED)

Derivative Contracts

The fair values of derivative contracts are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account underlying interest rates, creditworthiness of underlying customers for credit derivatives and, when appropriate, the creditworthiness of the counterparties.

The estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 were as follows:

		June 30, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:		(Unaudited)
Cash and cash equivalents	Level 1	$9,683	$9,683	$11,947	$11,947
Available-for-sale securities:
Investment securities available-for-sale	Level 2	8,477	8,477	10,489	10,489
Private label commercial mortgage related securities	Level 3	—	—	2,120	2,120
Agency residential mortgage related securities	Level 2	236,143	236,143	243,948	243,948
Held-to-maturity securities:
Agency mortgage related securities	Level 2	72,606	72,961	68,397	67,491
Loans receivable, net	Level 3	724,513	727,410	720,490	721,417
FHLB stock	Level 3	11,152	11,152	9,813	9,813
Accrued interest receivable	Level 2, 3	3,275	3,275	3,308	3,308
Mortgage servicing rights	Level 3	127	127	152	152
Financial assets acquired from debtors	Level 3	—	—	1,938	1,938
Financial liabilities:
Savings and club accounts	Level 2	106,037	106,037	108,183	108,183
Demand, NOW and money market deposits	Level 2	320,221	320,221	270,334	270,334
Brokered deposits	Level 2	64,219	63,957	71,334	71,020
Certificates of deposit	Level 2	201,502	202,074	223,864	225,357
Short-term borrowings	Level 2	47,300	47,300	80,500	80,500
FHLB advances	Level 2	150,000	153,803	150,000	154,069
Other borrowed funds	Level 2	30,000	32,287	30,000	32,178
Accrued interest payable	Level 2	312	312	314	314
Derivative contracts	Level 2, 3	124	124	124	124

The following financial instruments were classified as Level 3 and carried at fair value on a recurring basis as of June 30, 2014:

•
Two commercial loans, since lending credit risk is not an observable input for these loans (see interest rate swap discussion in Note 4).  The unrealized gain on the two loans was $155,000 at June 30, 2014 compared to $125,000 at December 31, 2013.

•
Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input.  The liability resulting from credit derivatives was $4,000 at June 30, 2014 and December 31, 2013.

NOTE 9 - FAIR VALUE (CONTINUED)

The following measures were made on a recurring basis as of June 30, 2014 and December 31, 2013.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$305	$—	$305	$—
Corporate securities	8,172	—	8,172	—
Agency residential mortgage related securities	236,143	—	236,143	—
Loans (1)	2,509	—	—	2,509
Derivative contracts (1)	(162)	—	(158)	(4)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$308	$—	$308	$—
Corporate securities	10,181	—	10,181	—
Private label commercial mortgage related securities	2,120	—	—	2,120
Agency residential mortgage related securities	243,948	—	243,948	—
Loans (1)	2,535	—	—	2,535
Financial assets acquired from debtors	1,938	—	—	1,938
Derivative contracts (1)	(124)	—	(120)	(4)
(1)          Such financial instruments are recorded at fair value as further described in Note 4.

The following measures were made on a non-recurring basis as of June 30, 2014 and December 31, 2013:

Loans, which were partially charged off at June 30, 2014 and December 31, 2013.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

MSRs, the fair value of which was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Other real estate owned, for which we used Level 3 inputs, which consist of appraisals or agreements of sale.

NOTE 9 - FAIR VALUE (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

	Balance	(Level 1)	(Level 2)	(Level 3)
June 30, 2014 (Unaudited)		(In thousands)
Loans	$334	$—	$—	$334
Mortgage servicing rights	127	—	—	127
Other real estate owned	2,017	—	—	2,017
Total	$2,478	$—	$—	$2,478

December 31, 2013
Loans	$912	$—	$—	$912
Mortgage servicing rights	152	—	—	152
Other real estate owned	4,314	—	—	4,314
Total	$5,378	$—	$—	$5,378

The following tables include a roll forward of the financial instruments which fair value is determined on a recurring basis using Significant Other Unobservable Inputs (Level 3) for the periods from December 31, 2013 to June 30, 2014 and December 31, 2012 to June 30, 2013.

Six Months Ended June 30, 2014
	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2013	$2,120	$(4)	$1,938	$2,535	$6,589
Purchases/additions	—	(2)	—	—	(2)
Sales	—	—	(1,938)	—	(1,938)
Payments received	(2,118)	—	—	(56)	(2,174)
Premium amortization, net	—	—	—	—	—
(Decrease)/increase in value	(2)	2	—	30	30
Ending balance, June 30, 2014	$—	$(4)	$—	$2,509	$2,505

Six Months Ended June 30, 2013
	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2012	$6,197	$(12)	$3,714	$2,806	$12,705
Purchases/additions	—	—	1,994	—	1,994
Sales	—	—	—	—	—
Payments (received) made	(3,939)	—	667	(51)	(3,323)
Premium amortization, net	(3)	—	—	—	(3)
(Decrease)/increase in value	(64)	5	(3,167)	12	(3,214)
Ending balance, June 30, 2013	$2,191	$(7)	$3,208	$2,767	$8,159

There were no transfers made between levels during the six months ended June 30, 2014 or 2013.

NOTE 10 – ACCOUNTING PRONOUNCEMENTS

ASU No. 2013-11-Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). As a result of applying this ASU, an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss ("NOL") or other tax credit carryforward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events (e.g., upcoming expiration of related NOL carryforwards). This classification should not affect an entity's analysis of the realization of its deferred tax assets. Gross presentation in the rollforward of unrecognized tax positions in the notes to the financial statements will still be required. For the Company, the update was effective prospectively for annual reporting periods beginning on or after January 1, 2014, and interim periods within those annual periods. Retrospective application is permitted. Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 660). This update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

ASU No. 2014-11 - Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this update change the accounting for repurchase-to-maturity transactions and enhances the required disclosures for repurchase agreements and other similar transactions. Repurchase-to-maturity transactions will be accounted for as secured borrowings rather than sales of assets with separate forward repurchase or resale commitments. Transactions which include the initial transfer of financial assets and a repurchase financing involving the same or substantially the same asset with the same counterparty that are entered into contemporaneously with, or in contemplation of, one another will be accounted for as two separate transactions. This will result in the initial transfer being accounted for as a sale (if derecognition criteria are met) and a purchase by the counterparty and both parties accounting for the repurchase financing as a secured borrowing. The update also requires new disclosures for transactions similar to repurchases in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets. It also requires additional disclosures about the nature of collateral pledged in repurchases that are accounted for as secured borrowings. The accounting changes in the standard and the disclosures for transactions accounted for as sales are effective for the Company for interim and annual periods beginning on or after January 1, 2015. The disclosures for repurchases, securities lending transactions, and repurchases-to-maturity accounted for as secured borrowings are required for the Company for annual periods beginning on or after January 1, 2015, and interim periods beginning on or after April 1, 2015. Early application is prohibited. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements, but is expected to result in additional disclosures related to the Company's secured borrowings.

ASU No. 2014-12 - Compensation-Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period a consensus of the FASB Emerging Issues Task Force. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments in this update are effective for the Company for annual periods and interim periods being on or after January 1, 2016. Earlier adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets were $1.11 billion at June 30, 2014 compared to $1.12 billion at December 31, 2013.  Total loans were $724.5 million at June 30, 2014, an increase of $4.0 million, or 0.6%, from $720.5 million at December 31, 2013.  Total commercial loans increased $14.7 million, or 2.5%, comprised of increases of $18.1 million in commercial construction loans and $15.0 million in multi-family and commercial real estate loans, partially offset by a decrease of $18.4 million in commercial and industrial loans. The increase in commercial construction loans was a result of the Bank increasing this type of lending activity as the economy recovers. The increase in multi-family and commercial real estate loans was driven by originations and fundings exceeding normal amortization and paydowns. The decrease in commercial and industrial loans was primarily due to seasonal utilization of lines of credit at December 31, 2013, which paid down during the first six months of 2014.  During the six months ended June 30, 2014, one- to four-family residential mortgage loans decreased $8.1 million and consumer loans decreased $2.4 million due to normal amortization exceeding new loans originated.

Deposits increased $18.3 million, or 2.7%, from $673.7 million at December 31, 2013 to $692.0 million at June 30, 2014.  During the six months ended June 30, 2014, money market accounts increased $22.8 million and noninterest-bearing demand accounts increased $25.9 million. Offsetting these increases were decreases in brokered deposits of $7.1 million and non-brokered certificates of deposit of $22.4 million.  The increase in money market accounts was primarily due to a large deposit from a municipal customer. The increase in noninterest-bearing demand accounts was primarily due to deposits obtained from commercial borrowing relationships. The decreases in brokered deposits and non-brokered certificates of deposit were due to maturities during the period exceeding new issuances. Short-term borrowings decreased $33.2 million, or 41.2%, from $80.5 million at December 31, 2013 to $47.3 million at June 30, 2014.

Stockholders’ equity increased $4.7 million to $178.2 million at June 30, 2014 compared to $173.5 million at December 31, 2013 primarily due to net income of $4.3 million, other comprehensive income of $4.2 million and stock based compensation activity (which includes proceeds received from the exercise of stock options) of $1.6 million, offset by dividends paid of $4.2 million for the six months ended June 30, 2014 and $1.1 million of common stock repurchased during the six months ended June 30, 2014.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2014 and 2013

General. Net income increased $1.3 million, or 121.7%, to $2.3 million for the three months ended June 30, 2014, compared to $1.0 million for the three months ended June 30, 2013.  The increase in net income was due to an increase in net interest income of $558,000 and a decrease in noninterest expenses of $2.9 million, offset by an increase in the provision for loan losses of $883,000, a decrease in noninterest income of $625,000 and an increase in income tax provision of $667,000.

Net income increased $1.4 million, or 48.8%, to $4.3 million for the six months ended June 30, 2014, compared to $2.9 million for the six months ended June 30, 2013.  The increase in net income was due to an increase in net interest income of $962,000, a decrease in noninterest expenses of $2.6 million, offset by an increase in the provision for loan losses of $243,000, a decrease in noninterest income of $1.2 million and an increase in income tax provision of $669,000.

Net Interest Income.  Net interest income increased $558,000, or 7.1%, to $8.4 million for the three months ended June 30, 2014 compared to $7.9 million for the same period in 2013, primarily due to an increase in total interest income of $253,000 and a decrease in total interest expense of $305,000. The average balance of interest-earning assets increased $5.6 million for the three months ended June 30, 2014 compared the same period in 2013. The increase in the average balance of interest-earning assets was primarily due to a $23.7 million increase in total loans offset by a decrease in mortgage related securities of $17.1 million. The yields on interest-earning assets were 3.88% and 3.80% for the three month periods ended June 30, 2014 and 2013, respectively. The yield on mortgage-related securities increased from 2.12% to 2.26%, primarily due to slower security prepayments resulting in reduced premium amortization. The yield on investment securities increased from 1.14% to 3.65% due to an increased dividend from the FHLB. The yield on total loans decreased from 4.65% to 4.56%, primarily due to lower yields on commercial loan originations. The decrease in total interest expense was due to a decrease in the cost of interest-bearing liabilities from 1.01% to 0.85%, offset by a $3.3 million increase in average interest-bearing liabilities.  The decrease in the average cost of interest-bearing liabilities was due to decreases in the average cost of interest-bearing deposits from 0.79% to 0.57% and borrowings from 1.67% to 1.56%.  The decrease in the average cost of interest-bearing deposits reflects the continued low interest rate environment combined with maturities of higher rate certificates of deposit. The decrease in the average cost of borrowings was primarily due to the continued low interest rate environment and the Company's use of short-term borrowings.

Net interest income increased $962,000, or 6.1%, to $16.7 million for the six months ended June 30, 2014 compared to $15.8 million for the same period in 2013, primarily due to an increase in total interest income of $439,000 and a decrease in total interest expense of $523,000. The increase in total interest income was primarily due to a $12.7 million increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to a $25.2 million increase in total loans offset by a decrease in mortgage related securities of $11.7 million.  The yield on interest-earning assets was 3.88% for the six-month period compared to 3.80% for the same period in 2013. The yield on mortgage-related securities increased from 2.13% to 2.28%, primarily due to slower security prepayments resulting in reduced premium amortization. The yield on investment securities increased from 1.24% to 3.14% due to an increased dividend from the FHLB. The yield on total loans decreased from 4.69% to 4.57%, primarily due to lower yields on commercial loan originations. The decrease in total interest expense was due to a decrease in the cost of interest-bearing liabilities from 1.02% to 0.87%, offset by a $10.2 million increase in average interest-bearing liabilities.  The decrease in the average cost of interest-bearing liabilities was due to decreases in the average cost of interest-bearing deposits from 0.80% to 0.60% and borrowings from 1.66% to 1.57%.  The decrease in the average cost of interest-bearing deposits reflects the continued low interest rate environment combined with maturities of higher rate certificates of deposit. The decrease in the average cost of borrowings was primarily due to the continued low interest rate environment.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$6,241	$1	0.05%	$5,822	$—	0.04%	$6,783	$1	0.04%	$5,484	$1	0.04%
Mortgage related securities
Available-for-sale	239,543	1,395	2.33%	290,865	1,558	2.14%	241,978	2,849	2.35%	293,551	3,169	2.16%
Held-to-maturity	74,396	379	2.04%	40,245	193	1.92%	73,541	753	2.05%	33,690	320	1.90%
Total mortgage related securities	313,939	1,774	2.26%	331,110	1,751	2.12%	315,519	3,602	2.28%	327,241	3,489	2.13%
Investment securities	19,001	173	3.65%	20,713	58	1.14%	18,709	293	3.14%	20,841	129	1.24%
Loans:
Residential loans	122,404	1,428	4.67%	146,185	1,684	4.61%	124,578	2,938	4.72%	150,972	3,526	4.67%
Commercial loans	571,032	6,453	4.53%	518,808	6,015	4.65%	568,591	12,788	4.54%	510,869	11,884	4.69%
Consumer loans	20,807	249	4.79%	25,591	317	4.95%	21,444	514	4.79%	27,593	668	4.84%
Total Loans	714,243	8,130	4.56%	690,584	8,016	4.65%	714,613	16,240	4.57%	689,434	16,078	4.69%
Allowance for loan losses	(11,553)			(11,962)			(11,578)			(11,703)
Net loans	702,690	8,130		678,622	8,016		703,035	16,240		677,731	16,078
Total interest-earning assets	1,041,871	10,078	3.88%	1,036,267	9,825	3.80%	1,044,046	20,136	3.88%	1,031,297	19,697	3.80%
Noninterest-earning assets	45,628			51,250			46,043			49,565
Total assets	$1,087,499			$1,087,517			$1,090,089			$1,080,862
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$194,127	$104	0.21%	$166,135	$85	0.21%	$185,589	196	0.21%	$164,721	170	0.21%
Savings accounts	105,807	46	0.17%	98,331	33	0.13%	107,306	105	0.20%	98,458	66	0.14%
Brokered deposits	52,470	93	0.71%	67,769	100	0.59%	59,910	190	0.64%	63,824	183	0.58%
Certificates of deposit	208,174	554	1.07%	249,156	923	1.49%	214,158	1,204	1.13%	253,706	1,899	1.51%
Total interest-bearing deposits	560,578	797	0.57%	581,391	1,141	0.79%	566,963	1,695	0.60%	580,709	2,318	0.80%
Short-term borrowings	40,770	30	0.30%	26,632	17	0.25%	38,343	55	0.29%	37,851	49	0.26%
FHLB advances	150,000	576	1.54%	140,000	549	1.58%	150,000	1,146	1.54%	126,559	1,051	1.68%
Other borrowed funds	30,000	250	3.35%	30,000	251	3.35%	30,000	498	3.35%	30,000	499	3.36%
Total borrowings	220,770	856	1.56%	196,632	817	1.67%	218,343	1,699	1.57%	194,410	1,599	1.66%
Total interest-bearing liabilities	781,348	1,653	0.85%	778,023	1,958	1.01%	785,306	3,394	0.87%	775,119	3,917	1.02%
Noninterest-bearing deposits	122,395			124,025			120,801			118,449
Other noninterest-bearing liabilities	7,284			6,727			7,952			7,632
Total liabilities	911,027			908,775			914,059			901,200
Stockholders’ equity	177,895			176,645			178,081			176,882
Accumulated comprehensive income	(1,423)			2,097			(2,051)			2,780
Total stockholders' equity	176,472			178,742			176,030			179,662
Total liabilities and stockholders’ equity	$1,087,499			$1,087,517			$1,090,089			$1,080,862
Net interest income		$8,425			$7,867			$16,742			$15,780
Interest rate spread			3.03%			2.79%			3.01%			2.78%
Net interest margin			3.20%			3.01%			3.19%			3.04%
Average interest-earning assets to average interest-bearing liabilities			133.34%			133.19%			132.95%			133.05%

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

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Compared to			Compared to
	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest Income:	(In thousands)
Interest-earning demand deposits	$—	$1	$1	$—	$—	$—
Mortgage related securities
Available-for-sale	112	(275)	(163)	236	(556)	(320)
Held-to-maturity	22	164	186	55	378	433
Total mortgage related securities	134	(111)	23	291	(178)	113
Investment securities	119	(4)	115	177	(13)	164
Loans:
Residential loans	18	(274)	(256)	28	(616)	(588)
Commercial loans	(168)	606	438	(438)	1,342	904
Consumer loans	(8)	(60)	(68)	(5)	(149)	(154)
Total loans	(158)	272	114	(415)	577	162
Total interest-earning assets	95	158	253	53	386	439

Interest Expense:
NOW and money market deposits	4	15	19	4	22	26
Savings accounts	10	3	13	32	7	39
Brokered deposits	16	(23)	(7)	19	(12)	7
Certificates of deposit	(218)	(151)	(369)	(398)	(297)	(695)
Total interest-bearing deposits	(188)	(156)	(344)	(343)	(280)	(623)

Short-term borrowings	5	8	13	6	—	6
FHLB advances	(13)	40	27	(100)	195	95
Other borrowed funds	(1)	—	(1)	(1)	—	(1)
Total borrowings	(9)	48	39	(95)	195	100
Total interest-bearing liabilities	(197)	(108)	(305)	(438)	(85)	(523)
Net change in net interest income	$292	$266	$558	$491	$471	$962

Provision for Loan Losses. The Company recorded a provision for loan losses of $100,000 for the three and six month periods ended June 30, 2014, compared to a credit of $783,000 and $143,000 for the three and six months ended June 30, 2013, respectively. The provision for loan losses for the three and six months ended June 30, 2014 was primarily due to increased commercial real estate and commercial construction loan receivables.

The following table provides information with respect to our nonperforming assets and impaired loans at the dates indicated.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)

Nonaccruing Loans:
One- to four-family real estate	$2,141	$2,390
Multi-family and commercial real estate	1,794	3,031
Construction	—	3,231
Consumer	209	128
Commercial and industrial	—	—
Total	4,144	8,780

Accruing Loans Past Due 90 Days or More:
Total	$—	$—

Nonperforming Loans	4,144	8,780

Assets Acquired Through Foreclosure	2,017	6,252
Total Nonperforming Assets	$6,161	$15,032

Total nonperforming loans to total loans	0.56%	1.20%
Total nonperforming assets to total assets	0.56	1.35

Impaired Loans:
Nonaccruing loans	$4,144	$8,780
Accruing troubled debt restructurings	5,325	6,786
Other impaired loans	4,503	—
Total impaired loans	$13,972	$15,566

At June 30, 2014, nonperforming assets were comprised of the following:

•	Five multi-family and commercial real estate loans, the largest of which is secured by multi-use rental properties located in Montgomery County, Pennsylvania.

•	Twelve one- to four-family loans, the largest of which is secured by a single-family home located in Montgomery County, Pennsylvania.

•	Five consumer loans which are secured by second or third lien mortgage positions and one unsecured consumer loan.

•	Assets acquired through foreclosure consisting of two commercial and three residential properties.

Noninterest Income.  The following table summarizes noninterest income for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Service charges and other fee income	$424	$462	$(38)	(8.2)%	$776	$823	$(47)	(5.7)%
Net (loss) gain on sale of assets acquired through foreclosure	(121)	185	(306)	(165.4)	(121)	181	(302)	166.9
Income on bank-owned life insurance	120	117	3	2.6	237	233	4	1.7
Equity in earnings of affiliate	67	165	(98)	(59.4)	34	335	(301)	(89.9)
Net gain on sale of investment securities	—	171	(171)	—	—	532	(532)	(100.0)
Other	24	39	(15)	(38.5)	47	89	(42)	(47.2)
Total Noninterest Income	$514	$1,139	$(625)	(54.9)%	$973	$2,193	$(1,220)	(55.6)%

Noninterest income decreased $625,000 from the three months ended June 30, 2013 compared to the same period in 2014. Net (loss) gain on sale of assets acquired through foreclosure decreased $306,000 due to one property being sold at a $121,000 loss in 2014 compared to net gains on sales during 2013 of $185,000. Net gain on sale of investment securities decreased $171,000 due to the sale of investment securities with an amortized cost of $2.5 million during the three months ended June 30, 2013. No securities were sold during the three months ended June 30, 2014. Equity in earnings of affiliates decreased $98,000 due to decreased income on the Bank’s investment in PMA due to lower mortgage loan volume for the 2014 period. Service charges and other fee income decreased $38,000, primarily due to decreases in loan-related fees of $31,000 and deposit related fees of $7,000.

Noninterest income decreased $1.2 million from the six months ended June 30, 2013 compared to the same period in 2014. Net (loss) gain on sale of assets acquired through foreclosure decreased $302,000 due to one property being sold at a $121,000 loss in 2014 compared to net gains on sales during 2013 of $181,000. Net gain on sale of investment securities decreased $532,000 due to the sale of investment securities with an amortized cost of $9.0 million during the six months ended June 30, 2013. No securities were sold during the six months ended June 30, 2014. Equity in earnings of affiliates decreased $301,000 due to decreased income on the Bank’s investment in PMA due to lower mortgage loan volume for the 2014 period.  Service charges and other fee income decreased $47,000, primarily due to decreases in loan-related fees.

Noninterest Expense.  The following table summarizes noninterest expense for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Salaries, benefits and other compensation	$3,519	$3,480	$39	1.1%	$7,160	$6,985	$175	2.5%
Occupancy expense	418	393	25	6.4	914	840	74	8.8
Furniture and equipment expense	96	117	(21)	(17.9)	207	241	(34)	(14.1)
Data processing costs	377	367	10	2.7	762	765	(3)	(0.4)
Professional fees	337	488	(151)	(30.9)	815	776	39	5.0
Marketing expense	61	78	(17)	(21.8)	102	108	(6)	(5.6)
FDIC premiums	150	165	(15)	(9.1)	315	350	(35)	(10.0)
Assets acquired through foreclosure expense	72	2,810	(2,738)	(97.4)	393	3,095	(2,702)	(87.3)
Other	389	409	(20)	(4.9)	744	822	(78)	(9.5)
Total Noninterest Expense	$5,419	$8,307	$(2,888)	(34.8)%	$11,412	$13,982	$(2,570)	(18.4)%
Noninterest expense decreased $2.9 million from the three months ended June 30, 2013 compared to the same period in 2014. Assets acquired through foreclosure expense decreased $2.7 million due to decreased valuation adjustments on assets acquired through foreclosure, which totaled $2.8 million for the three months ended June 30, 2013. No valuation adjustments were recognized during the three months ended June 30, 2014. Professional fees decreased $151,000 due to decreased loan workout costs. Salaries, benefits and other compensation increased $39,000, primarily as a result of increased staffing costs and annual merit increases.

Noninterest expense decreased $2.6 million from the six months ended June 30, 2013 compared to the same period in 2014. Assets acquired through foreclosure expense decreased $2.7 million due to decreased valuation adjustments on assets acquired through foreclosure, which totaled $3.0 million for the six months ended June 30, 2013. Valuation adjustments of $282,000 were recognized during the six months ended June 30, 2014. Salaries, benefits and other compensation increased $175,000, primarily as a result of increased staffing costs and annual merit increases. Occupancy expense increased $74,000, primarily due to increased snow removal and utilities expense. Other noninterest expense decreased $78,000 primarily due to decreased regulatory assessments.

Income Taxes. The income tax provision for the three and six months ended June 30, 2014 was $1.1 million and $1.9 million, respectively, compared to $438,000 and $1.3 million, respectively for the three and six months ended June 30, 2013.  The Company’s effective income tax rate was 32.3% and 31.1% for the three and six months ended June 30, 2014, respectively, compared to 29.6% and 30.6% for the three and six months ended June 30, 2013, respectively.  These rates reflect the Company’s levels of tax-exempt income relative to the overall level of taxable income and the Company's estimate of state income tax expense.

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

The following table presents certain of our contractual obligations as of June 30, 2014.

		Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations	Total
	(In thousands)
June 30, 2014
Operating lease obligations (1)	$683	$431	$252	$—	$—
FHLB advances and other borrowings (2)	238,223	110,459	45,768	81,996	—
Other long-term obligations (3)	2,473	1,691	782	—	—
Total	$241,379	$112,581	$46,802	$81,996	$—

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2014, cash and cash equivalents totaled $9.7 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $244.6 million at June 30, 2014.  In addition, at June 30, 2014, we had the ability to borrow a total of approximately $413.4 million from the FHLB, of which we had $150.0 million outstanding.  As of June 30, 2014, the Bank also had a maximum borrowing capacity of $64.2 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of June 30, 2014, the Bank had overnight borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks.

At June 30, 2014, we had $191.6 million in unfunded commitments, which consisted of $14.9 million in home equity and consumer loan commitments, $165.1 million in commercial loan commitments, $11.0 million in standby letters of credit and $773,000 in commercial letters of credit.

Certificates of deposit due within one year of June 30, 2014 totaled $150.6 million, including $19.6 million of brokered deposits, representing 56.7% of certificates of deposit at June 30, 2014, a decrease from 60.6% at December 31, 2013.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015.

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

The Bancorp is a separate entity apart from the Bank and must provide for its own liquidity.  As of June 30, 2014, the Bancorp had $27.0 million in cash and cash equivalents compared to $26.0 million as of December 31, 2013. In addition to its operating expenses, the Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.  The Bancorp paid cash dividends totaling $0.36 per outstanding share of common stock during the first and second quarters of 2014 and repurchased 70,000 shares of common stock during the six months ended June 30, 2014.

The Bancorp can receive dividends from the Bank.  Payment of such dividends to the Bancorp by the Bank is limited under applicable law. Dividends may be declared and paid only out of accumulated net earnings and may be paid in cash or property other than its own shares. Dividends may not be declared or paid unless stockholders' equity is at least equal to contributed capital. During the six months ended June 30, 2014, the Bank paid a cash dividend of $5.8 million to the Bancorp.

Capital Management.  The Bancorp and Bank are subject to various regulatory capital requirements administered by their respective regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2014, the Bancorp and Bank exceeded all applicable regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The following table presents the Bancorp's and the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” under applicable regulatory guidelines as of June 30, 2014 and December 31, 2013.

June 30, 2014	Ratio	Minimum to be Well Capitalized

Total risk-based capital (to risk-weighted assets)
Bancorp	24.04%	10.0%
Bank	19.64	10.0

Tier 1 capital (to risk-weighted assets)
Bancorp	23.00	6.0
Bank	18.59	6.0

Tier 1 capital (to adjusted assets)
Bancorp	16.38	5.0
Bank	13.18	5.0

December 31, 2013	Ratio	Minimum to be Well Capitalized

Total risk-based capital (to risk-weighted assets)
Bancorp	23.67%	10.0%
Bank	19.48	10.0

Tier 1 capital (to risk-weighted assets)
Bancorp	22.63	6.0
Bank	18.44	6.0

Tier 1 capital (to adjusted assets)
Bancorp	16.18	5.0
Bank	13.12	5.0

Total stockholders’ equity to total assets was 16.1% at June 30, 2014 and 15.5% at December 31, 2013.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will continue to have an adverse impact on our return on equity until such funds can be deployed into higher-yielding assets.  The Company may rely on capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the six-month period ended June 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2014, there has not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. As of June 30, 2014, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2014 through April 30, 2014	19,000	$16.61	19,000	289,529
May 1, 2014 through May 31, 2014	51,000	$16.22	51,000	238,529
June 1, 2014 through June 30, 2014	—	$—	—	238,529
Total	70,000	$—	70,000

(1) In prior years, the Company announced repurchase programs under which it would repurchase, in the aggregate, up to 20% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions.  Under these plans, through June 30, 2014, the Company has purchased 2.5 million shares at a cost of $34.6 million.  On July 30, 2014, the Board of Directors approved an additional stock repurchase plan (the “July 2014 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (603,295 shares).  Subject to market conditions and other factors, repurchases under the July 2014 Plan will begin subsequent to the completion of repurchases under the Company's existing repurchase plans.

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 as initially filed with the Securities and Exchange Commission on March 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated:	August 5, 2014	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated:	August 5, 2014	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)