Form 10-Q
period 2014-09-30
Fox Chase Bancorp Inc
filed 2014-11-04
CIK 1485176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 _______________________________________________________________
FORM 10-Q

__________________________________________________

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes  ☐    No  ☒

As of October 31, 2014, there were 12,011,491 shares of the registrant’s common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
FOX CHASE BANCORP, INC.
Consolidated Statements of Condition
(In Thousands, Except Share Data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$1,340	$149
Interest-earning demand deposits in other banks	6,387	11,798
Total cash and cash equivalents	7,727	11,947
Investment securities available-for-sale	8,433	10,489
Mortgage related securities available-for-sale	130,809	246,068
Mortgage related securities held-to-maturity (fair value of $163,727 at September 30, 2014 and $67,491 at December 31, 2013)	165,006	68,397
Loans, net of allowance for loan losses of $11,099 at September 30, 2014 and $11,529 at December 31, 2013	710,220	720,490
Federal Home Loan Bank stock, at cost	11,152	9,813
Bank-owned life insurance	14,905	14,547
Premises and equipment, net	9,542	9,814
Assets acquired through foreclosure	1,889	6,252
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,159	3,308
Mortgage servicing rights, net	126	152
Deferred tax asset, net	4,734	8,906
Other assets	5,369	4,819
Total Assets	$1,074,691	$1,116,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$663,728	$673,715
Short-term borrowings	60,000	80,500
Federal Home Loan Bank advances	135,000	150,000
Other borrowed funds	30,000	30,000
Advances from borrowers for taxes and insurance	1,000	1,525
Accrued interest payable	314	314
Accrued expenses and other liabilities	6,364	7,101
Total Liabilities	896,406	943,155

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at September 30, 2014 and December 31, 2013)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 12,066,591 shares outstanding at September 30, 2014 and 12,147,803 shares outstanding at December 31, 2013)	147	146
Additional paid-in capital	138,663	137,593
Treasury stock, at cost (2,584,772 shares at September 30, 2014 and 2,468,172 shares at December 31, 2013)	(35,338)	(33,436)
Common stock acquired by benefit plans	(8,215)	(9,272)
Retained earnings	83,481	82,885
Accumulated other comprehensive loss, net	(453)	(4,449)
Total Stockholders’ Equity	178,285	173,467
Total Liabilities and Stockholders’ Equity	$1,074,691	$1,116,622

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$8,375	$8,241	$24,615	$24,319
Interest on mortgage related securities	1,633	1,807	5,235	5,296
Interest and dividends on investment securities	144	92	437	221
Other interest income	1	1	2	2
Total Interest Income	10,153	10,141	30,289	29,838
INTEREST EXPENSE
Deposits	760	1,055	2,455	3,373
Short-term borrowings	45	45	100	94
Federal Home Loan Bank advances	577	555	1,723	1,606
Other borrowed funds	253	254	751	753
Total Interest Expense	1,635	1,909	5,029	5,826
Net Interest Income	8,518	8,232	25,260	24,012
Provision for loan losses	1,493	675	1,593	532
Net Interest Income after Provision for Loan Losses	7,025	7,557	23,667	23,480
NONINTEREST INCOME
Service charges and other fee income	416	437	1,192	1,260
Net (loss) gain on sale of assets acquired through foreclosure	(15)	303	(136)	484
Income on bank-owned life insurance	121	118	358	351
Equity in earnings of affiliate	91	135	125	470
Net gain on sale of investment securities (includes $0 and $0 for the three and nine months ended September 30, 2014, respectively and $0 and $532 for the three and nine months ended September 30, 2013, respectively of accumulated other comprehensive income reclassifications for unrealized holdings gains)	—	—	—	532
Other	29	36	76	125
Total Noninterest Income	642	1,029	1,615	3,222
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,510	3,644	10,670	10,629
Occupancy expense	407	403	1,321	1,243
Furniture and equipment expense	93	117	300	358
Data processing costs	384	390	1,146	1,155
Professional fees	271	474	1,086	1,250
Marketing expense	54	59	156	167
FDIC premiums	136	175	451	525
Assets acquired through foreclosure expense	10	1,370	403	4,465
Other	333	370	1,077	1,192
Total Noninterest Expense	5,198	7,002	16,610	20,984
Income Before Income Taxes	2,469	1,584	8,672	5,718
Income tax provision (includes $0 and $0 for the three and nine months ended September 30, 2014, respectively and $0 and $186 for the three and nine months ended September 30, 2013, respectively of income tax (benefit) expense from reclassification items)	653	411	2,585	1,674
Net Income	$1,816	$1,173	$6,087	$4,044
Earnings per share:
Basic	$0.16	$0.10	$0.54	$0.36
Diluted	$0.16	$0.10	$0.53	$0.35

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,816	$1,173	$6,087	$4,044
Other comprehensive (loss) income:

Unrealized holding (losses) gains on investment	(320)	(175)	6,160	(10,363)
Tax Effect	109	67	(2,174)	3,652
Net of Tax Amount	(211)	(108)	3,986	(6,711)

Reclassification adjustments for net investment securities gains included in net income	—	—	—	(532)
Tax Effect	—	—	—	186
Net of Tax Amount	—	—	—	(346)

Accretion of unrealized loss on securities reclassified to held-to-maturity	16	—	16	—
Tax Effect	(6)	—	(6)	—
Net of Tax Amount	10	—	10	—
Other comprehensive (loss) income	(201)	(108)	3,996	(7,057)
Comprehensive income (loss)	$1,615	$1,065	$10,083	$(3,013)

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Changes in Equity
Nine Months Ended September 30, 2014 and 2013
(In Thousands, Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Equity
BALANCE - DECEMBER 31, 2012	$146	$136,132	$(29,733)	$(10,228)	$80,608	$4,540	$181,465
Purchase of treasury stock	—	—	(3,703)	—	—	—	(3,703)
Stock based compensation expense	—	811	—	—	—	—	811
Unallocated ESOP shares committed to employees	—	361	—	468	—	—	829
Issuance of stock for vested equity awards	—	(316)	—	329	(13)	—	—
Common stock issued for exercise of vested stock options	—	106	—	—	—	—	106
Tax benefit from exercise of stock options and vesting of restricted stock	—	58	—	—	—	—	58
Dividends paid ($0.20 per share)	—	—	—	—	(2,321)	—	(2,321)
Net income	—	—	—	—	4,044	—	4,044
Other comprehensive loss	—	—	—	—	—	(7,057)	(7,057)
BALANCE - SEPTEMBER 30, 2013	$146	$137,152	$(33,436)	$(9,431)	$82,318	$(2,517)	$174,232

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Equity

BALANCE - DECEMBER 31, 2013	$146	$137,593	$(33,436)	$(9,272)	$82,885	$(4,449)	$173,467
Purchase of treasury stock	—	—	(1,902)	—	—	—	(1,902)
Stock based compensation expense	—	894	—	—	—	—	894
Unallocated ESOP shares committed to employees	—	353	—	468	—	—	821
Issuance of stock for vested equity awards	—	(651)	—	589	62	—	—
Common stock issued for exercise of vested stock options	1	391	—	—	—	—	392
Tax benefit from exercise of stock options and vesting of restricted stock	—	83	—	—	—	—	83
Dividends paid ($0.48 per share)	—	—	—	—	(5,553)	—	(5,553)
Net income	—	—	—	—	6,087	—	6,087
Other comprehensive income	—	—	—	—	—	3,996	3,996
BALANCE - SEPTEMBER 30, 2014	$147	$138,663	$(35,338)	$(8,215)	$83,481	$(453)	$178,285

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$6,087	$4,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,593	532
Valuation adjustment for assets acquired through foreclosure	282	4,304
Depreciation	533	591
Net amortization of securities premiums and discounts	1,430	2,101
Proceeds from the sale of loans held for sale	—	3,157
Provision (credit) for deferred income taxes	1,992	(947)
Stock compensation from benefit plans	1,715	1,640
Net loss (gain) on sale of assets acquired through foreclosure	136	(484)
Net gain on sale of investment securities	—	(532)
Income on bank-owned life insurance	(358)	(351)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(83)	(58)
Decrease in mortgage servicing rights, net	26	13
Decrease (increase) in accrued interest receivable and other assets	393	(589)
Decrease in accrued interest payable, accrued expenses and other liabilities	(737)	(176)
Net Cash Provided by Operating Activities	13,009	13,245
Cash Flows from Investing Activities
Investment securities available-for-sale:
Proceeds from maturities, calls and principal repayments	2,000	2,000
Mortgage related securities available-for-sale:
Purchases	(2,830)	(49,821)
Proceeds from sales	—	9,517
Proceeds from maturities, calls and principal repayments	26,303	53,192
Mortgage related securities held-to-maturity:
Purchases	(9,767)	(51,420)
Proceeds from maturities, calls and principal repayments	9,665	8,562
Net decrease (increase) in loans	16,876	(4,593)
Purchases of loans and loan participations	(9,371)	(20,544)
Net increase in Federal Home Loan Bank stock	(1,339)	(1,916)
Purchases of premises and equipment	(261)	(153)
Additions to assets acquired through foreclosure	(17)	(867)
Proceeds from sales and payments on assets acquired through foreclosure	4,504	3,973
Net Cash Provided by (Used in) Investing Activities	35,763	(52,070)
Cash Flows from Financing Activities
Net decrease in deposits	(9,987)	(4,401)
Decrease in advances from borrowers for taxes and insurance	(525)	(689)
Proceeds from Federal Home Loan Bank advances	—	40,000
Principal payments on Federal Home Loan Bank advances	(15,000)	—
Net decrease in short-term borrowings	(20,500)	(8,900)
Tax benefit from exercise of stock options and vesting of restricted stock	83	58
Common stock issued for exercise of stock options	392	106
Purchase of treasury stock	(1,902)	(3,703)
Cash dividends paid	(5,553)	(2,321)
Net Cash (Used in) Provided by Financing Activities	(52,992)	20,150
Net Decrease in Cash and Cash Equivalents	(4,220)	(18,675)
Cash and Cash Equivalents – Beginning	11,947	25,090
Cash and Cash Equivalents – Ending	$7,727	$6,415
Supplemental Disclosure of Cash Flow Information
Interest paid	$5,029	$5,842
Income taxes paid	$1,460	$2,400
Transfers of loans to assets acquired through foreclosure	$542	$4,990
Transfers of loans to loans held for sale	$—	$3,157
Net charge-offs	$2,023	$574

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC
Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

Fox Chase Bancorp, Inc. (the "Bancorp") is a Maryland corporation. The Bancorp’s primary business is holding the common stock of Fox Chase Bank (the "Bank") and making two loans to the Fox Chase Bank Employee Stock Ownership Plan (the "ESOP").  The Bancorp is authorized to pursue other business activities permissible by laws and regulations for bank holding companies.

The Bancorp is a bank holding company and is regulated by the Board of Governors of the Federal Reserve System. The Bank is a Pennsylvania state-chartered savings bank and is regulated by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the "FDIC").

The Bancorp and the Bank (collectively referred to as the "Company") provide a wide variety of financial products and services to individuals and businesses through the Bank’s ten branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The operations of the Company are managed as a single business segment.  The Bank also owns approximately 45% of Philadelphia Mortgage Advisors ("PMA"), a mortgage banker located in Plymouth Meeting, Pennsylvania and Ocean City, New Jersey.

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

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 7, 2014.  These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.

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

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net income	$1,816,000	$1,173,000	$6,087,000	$4,044,000

Weighted-average common shares outstanding (1)	12,075,448	12,143,880	12,110,185	12,217,289
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(513,441)	(578,494)	(529,544)	(594,597)
Shares purchased by trust	(274,123)	(317,645)	(289,261)	(327,849)
Weighted-average common shares used to calculate basic earnings per share	11,287,884	11,247,741	11,291,380	11,294,843
Dilutive effect of:
Restricted stock awards	42,294	43,087	50,477	34,586
Stock option awards	193,739	203,692	199,215	193,932
Weighted-average common shares used to calculate diluted earnings per share	11,523,917	11,494,520	11,541,072	11,523,361

Earnings per share - basic	$0.16	$0.10	$0.54	$0.36
Earnings per share - diluted	$0.16	$0.10	$0.53	$0.35

Outstanding common stock equivalents having no dilutive effect	1,052,408	1,102,810	1,038,749	1,121,071

(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands, Unaudited)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$4	$—	$304
Corporate securities	8,077	52	—	8,129
	8,377	56	—	8,433
Private label commercial mortgage related securities	—	—	—	—
Agency residential mortgage related securities	129,937	2,418	(1,546)	130,809
Total mortgage related securities	129,937	2,418	(1,546)	130,809
Total available-for-sale securities	$138,314	$2,474	$(1,546)	$139,242

Held-to-Maturity Securities:

Agency residential mortgage related securities	$165,006	$714	$(1,993)	$163,727
Total mortgage related securities	165,006	714	(1,993)	163,727
Total held-to-maturity securities	$165,006	$714	$(1,993)	$163,727

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-Sale Securities:

Obligations of U.S. government agencies	$300	$8	$—	$308
Corporate securities	10,145	54	(18)	10,181
	10,445	62	(18)	10,489
Private label commercial mortgage related securities	2,118	2	—	2,120
Agency residential mortgage related securities	250,851	2,655	(9,558)	243,948
Total mortgage related securities	252,969	2,657	(9,558)	246,068
Total available-for-sale securities	$263,414	$2,719	$(9,576)	$256,557

Held-to-Maturity Securities:

Agency residential mortgage related securities	$68,397	$514	$(1,420)	$67,491
Total mortgage related securities	68,397	514	(1,420)	67,491
Total held-to-maturity securities	$68,397	$514	$(1,420)	$67,491

Obligations of U.S. government agencies represents debt issued by the Federal Home Loan Bank (the "FHLB") and are not backed by the full faith and credit of the United States government.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	—	—	—	—
	—	—	—	—	—	—
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	6,714	(20)	87,700	(1,526)	94,414	(1,546)
Total mortgage related securities	6,714	(20)	87,700	(1,526)	94,414	(1,546)
Total available-for-sale securities	$6,714	$(20)	$87,700	$(1,526)	$94,414	$(1,546)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$61,446	$(574)	$71,624	$(1,419)	$133,070	$(1,993)
Total mortgage related securities	61,446	(574)	71,624	(1,419)	133,070	(1,993)
Total held-to-maturity securities	$61,446	$(574)	$71,624	$(1,419)	$133,070	$(1,993)
Total temporarily impaired securities	$68,160	$(594)	$159,324	$(2,945)	$227,484	$(3,539)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	2,982	(18)	2,982	(18)
	—	—	2,982	(18)	2,982	(18)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	180,448	(7,251)	24,841	(2,307)	205,289	(9,558)
Total mortgage related securities	180,448	(7,251)	24,841	(2,307)	205,289	(9,558)
Total available-for-sale securities	$180,448	$(7,251)	$27,823	$(2,325)	$208,271	$(9,576)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$40,615	$(1,420)	$—	$—	$40,615	$(1,420)
Total mortgage related securities	40,615	(1,420)	—	—	40,615	(1,420)
Total held-to-maturity securities	$40,615	$(1,420)	$—	$—	$40,615	$(1,420)
Total temporarily impaired securities	$221,063	$(8,671)	$27,823	$(2,325)	$248,886	$(10,996)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

During the three and nine month periods ended September 30, 2014, no securities were sold. There were no net investment securities gains (losses) in the consolidated statement of operations for the three and nine month periods ended September 30, 2014. During the three months ended September 30, 2013, no securities were sold. During the nine months ended September 30, 2013, the Company sold seven mortgage related securities with an amortized cost of $9.0 million and recognized gross gains of $532,000.

The Company evaluates a variety of factors when concluding whether a security is other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the security, the underlying rating of the issuer, the presence of credit enhancements, the length of time a security has been in a loss position and the severity of the loss.

At September 30, 2014, gross unrealized losses totaled $3.5 million.  64 agency residential mortgage related securities, with a fair value of $159.3 million and an unrealized loss position of $2.9 million, had an unrealized loss position for twelve months or longer as of September 30, 2014.  Additionally, 33 agency residential mortgage related securities, with a fair value of $68.2 million and an unrealized loss position of $594,000, had an unrealized loss position for less than twelve months as of September 30, 2014. The fair value of these 97 agency residential mortgage related securities primarily fluctuates with changes in market conditions for the underlying securities and changes in the interest rate environment. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that it will be required to sell these securities before a recovery of fair value, which may be maturity.  Upon review of the attributes of the individual securities, the Company concluded these securities were not other-than-temporarily impaired.

During the three months ended September 30, 2014, 38 residential mortgage related securities with a fair value of $96.9 million were transferred from available-for-sale securities to held-to-maturity. The reclassification was permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity. The securities transferred had an unrealized net loss of $1.6 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities.

At September 30, 2014, the amortized cost of held-to-maturity investments consisted of the following (in thousands):

	Original Cost	Unrealized Loss at Transfer	Post-transfer Accretion	Amortized Cost
Transferred securities	$97,469	$(1,625)	$16	$95,860
Other held-to-maturity securities	69,146	—	—	69,146
Total	$166,615	$(1,625)	$16	$165,006

As of December 31, 2013, the Company held two private label commercial mortgage related securities ("CMBS") with an amortized cost of $2.1 million. These securities were paid off at amortized cost during the nine months ended September 30, 2014.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2014 and December 31, 2013 by contractual maturity are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
September 30, 2014 (Unaudited)
Due in one year or less	$5,819	$5,845	$—	$—
Due after one year through five years	2,558	2,588	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	129,937	130,809	165,006	163,727
	$138,314	$139,242	$165,006	$163,727

December 31, 2013
Due in one year or less	$1,999	$2,000	$—	$—
Due after one year through five years	8,446	8,489	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	252,969	246,068	68,397	67,491
	$263,414	$256,557	$68,397	$67,491

Securities with a fair value of $37.9 million and $9.7 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits.

Securities with a fair value of $173.0 million and $197.6 million at September 30, 2014 and December 31, 2013, respectively, were used to secure FHLB advances, short-term borrowings, other borrowed funds and related unused borrowing capacities.  See Note 7.

Securities with a fair value of $626,000 and $702,000 at September 30, 2014 and December 31, 2013, respectively, were used to secure derivative transactions.

NOTE 3 - LOANS

The composition of net loans at September 30, 2014 and December 31, 2013 is provided below:

	September 30, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
Real estate loans:
One- to four-family	$112,227	$127,501
Multi-family and commercial	418,456	408,365
Construction	31,341	5,904
	562,024	541,770
Consumer loans	19,456	22,478
Commercial and industrial loans	140,113	168,013
Total loans	721,593	732,261
Deferred loan origination fees, net	(274)	(242)
Allowance for loan losses	(11,099)	(11,529)
Net loans	$710,220	$720,490

NOTE 3 - LOANS (CONTINUED)

The following tables present changes in the allowance for loan losses by loan segment for the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

	Nine Months Ended September 30, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Balance, beginning	$403	$7,141	$324	$153	$3,051	$457	$11,529
(Credit) provision for loan losses	(209)	(76)	284	(21)	1,590	25	1,593
Loans charged off	(3)	(102)	—	(6)	(1,986)	—	(2,097)
Recoveries	29	12	—	33	—	—	74
Balance, ending	$220	$6,975	$608	$159	$2,655	$482	$11,099

	Nine Months Ended September 30, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$642	$6,327	$873	$232	$2,630	$466	$11,170
(Credit) provision for loan losses	(139)	1,256	(487)	(7)	(45)	(46)	532
Loans charged off	(115)	(463)	—	(69)	—	—	(647)
Recoveries	35	12	—	26	—	—	73
Balance, ending	$423	$7,132	$386	$182	$2,585	$420	$11,128

The following tables set forth the breakdown of impaired loans by loan segment as of September 30, 2014 and December 31, 2013.

September 30, 2014
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$1,684	$733	$—	$2,417	$770	$1,647
Multi-family and commercial	1,772	1,523	4,479	7,774	7,770	4
Construction	—	3,235	—	3,235	3,235	—
Consumer loans	185	13	—	198	94	104
Commercial and industrial	—	—	—	—	—	—
Total	$3,641	$5,504	$4,479	$13,624	$11,869	$1,755

December 31, 2013
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$2,390	$582	$—	$2,972	$2,972	$—
Multi-family and commercial	3,031	6,191	—	9,222	8,866	356
Construction	3,231	—	—	3,231	3,231	—
Consumer loans	128	13	—	141	141	—
Commercial and industrial	—	—	—	—	—	—
Total	$8,780	$6,786	$—	$15,566	$15,210	$356

NOTE 3 - LOANS (CONTINUED)

There were no loans past due 90 days or more and still accruing interest at September 30, 2014 or December 31, 2013.

For the nine months ended September 30, 2014 and 2013, the average recorded investment in impaired loans was $13.5 million and $17.4 million, respectively.  The interest income recognized on these impaired loans was $384,000 and $296,000 for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, two troubled debt restructurings (“TDRs”) totaling $277,000 are excluded from the accruing TDR column above as they are included in nonaccrual loans.  At December 31, 2013, four TDRs totaling $3.5 million are excluded from the accruing TDR column as they are included in nonaccrual loans.

During the nine months ended September 30, 2014, one multi-family and commercial loan totaling $4.5 million was reclassified from an accruing TDR to an other impaired loan.  This reclassification was due to our annual assessment where TDRs that have performed in accordance with the new terms for six consecutive months, are in a current status, reflected a market rate of interest at the time of the restructuring and cross over a year end are considered cured and are no longer classified as TDRs.

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of September 30, 2014 and December 31, 2013.

September 30, 2014	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$2	$1	$—	$3	$217	$220
Multi-family and commercial	414	204	395	1,013	5,962	6,975
Construction	—	74	—	74	534	608
Consumer loans	26	—	—	26	133	159
Commercial and industrial	—	—	—	—	2,655	2,655
Unallocated	—	—	—	—	482	482
Total allowance for loan losses	$442	$279	$395	$1,116	$9,983	$11,099

December 31, 2013	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$163	$1	$—	$164	$239	$403
Multi-family and commercial	600	687	—	1,287	5,854	7,141
Construction	263	—	—	263	61	324
Consumer loans	6	—	—	6	147	153
Commercial and industrial	—	—	—	—	3,051	3,051
Unallocated	—	—	—	—	457	457
Total allowance for loan losses	$1,032	$688	$—	$1,720	$9,809	$11,529

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
The following table sets forth a summary of the TDR activity for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Restructured Current Period				Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
	(Dollars in thousands, Unaudited)				(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	—	$—	$—		1	$245	$245	Principal forgiveness
Multi-family and commercial	—	—	—		1	1,640	1,540	Principal forgiveness
Construction	—	—	—		—	—	—
Consumer loans	—	—	—		—	—	—
Commercial and industrial	—	—	—		—	—	—
Total	—	$—	$—		2	$1,885	$1,785

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Restructured Current Period				Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
	(Dollars in thousands, Unaudited)				(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	1	$141	$141	Delayed repayment	2	$622	$622	Delayed repayment
Multi-family and commercial	—	—	—		—	—	—
Construction	—	—	—		—	—	—
Consumer loans	—	—	—		—	—	—
Commercial and industrial	—	—	—		—	—	—
Total	1	$141	$141		2	$622	$622
During the three and nine months ended September 30, 2014, no TDRs defaulted that were restructured in the prior twelve months. During the three and nine months ended September 30, 2013, a $1.6 million multi-family and commercial real estate TDR which was restructured in the prior twelve months defaulted. This defaulted loan was current as to monetary payments, but was 90 days or more past maturity. Subsequent to the default, the loan was extended.

NOTE 3 - LOANS (CONTINUED)

The following table sets forth past due loans by segment as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
	(Unaudited)
One- to four-family real estate	$747	$100	$172	$—
Multi-family and commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	99	24	241	5
Commercial and industrial	93	—	—	—
Total	$939	$124	$413	$5

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

The following tables set forth criticized and classified loans by segment as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands, Unaudited)
Pass and Pass watch	$110,543	$403,772	$28,106	$19,271	$134,330	$696,022
Special mention	—	10,004	3,235	—	5,025	18,264
Substandard	1,684	4,680	—	185	758	7,307
Doubtful	—	—	—	—	—	—
Total loans	$112,227	$418,456	$31,341	$19,456	$140,113	$721,593

	December 31, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$125,111	$390,908	$2,673	$22,350	$165,336	$706,378
Special mention	—	12,414	—	—	2,677	15,091
Substandard	2,390	5,043	3,231	128	—	10,792
Doubtful	—	—	—	—	—	—
Total loans	$127,501	$408,365	$5,904	$22,478	$168,013	$732,261

NOTE 4 - DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered into an interest rate swap with a current notional amount of $819,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%.  The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $116,000 and $132,000 at September 30, 2014 and December 31, 2013, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments.”

On October 12, 2011, the Company entered into an interest rate swap with a current notional amount of $1.5 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%.  The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value (loss) gain position of ($22,000) and $12,000 at September 30, 2014 and December 31, 2013, respectively.  The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations. Hedge ineffectiveness resulted in (expense) income of ($2,000) and $1,000 for the three months ended September 30, 2014 and September 30, 2013, respectively.  Hedge ineffectiveness resulted in (expense) income of ($12,000) and $15,000 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Credit Derivatives

We have entered into agreements with a third-party financial institution whereby the financial institution enters into interest rate derivative contracts and foreign currency swap contracts with customers referred to them by us.  By the terms of the agreements, the financial institution has recourse to the Company for any exposure created under each swap contract in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution.  These transactions represent credit derivatives and are a customary arrangement that allows financial institutions like ours to provide access to interest rate and foreign currency swap transactions for our customers without creating the swap ourselves.  The Company records the fair value of credit derivatives in other liabilities on the consolidated statement of condition.  The Company recognizes changes in the fair value of credit derivatives, net of any fees received, as service charges and other fee income in the consolidated statements of operations.

At September 30, 2014, there were five variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $19.2 million, and remaining maturities ranging from five to eight years.  At December 31, 2013, there were five variable-rate to fixed-rate interest swap transactions between the third-party financial institution and our customers with a notional amount of $19.5 million, and remaining maturities ranging from six to nine years.  The fair value of the swaps to the customers was an asset of $534,000 and $969,000 as of September 30, 2014 and December 31, 2013, respectively, and all swaps were in receiving positions from the third-party financial institution at September 30, 2014.  As of September 30, 2014 and December 31, 2013, the fair value of the Company’s interest rate swap credit derivatives was a liability of $4,000 and $3,000, respectively.  During the three months ended September 30, 2014 and 2013, the Company recognized (expense) income of ($1,000) and $1,000, respectively, from interest rate swap credit derivatives. During the nine months ended September 30, 2014 and 2013, the Company recognized (expense) income of ($2,000) and $7,000, respectively, from interest rate swap credit derivatives.

At September 30, 2014, there were fourteen foreign currency swap transactions between the third-party financial institution and our customers with a notional amount aggregating approximately $1.9 million, and remaining maturities ranging from one to eight months.  The aggregate fair value of these swaps to the customers was a liability of $155,000 as of September 30, 2014.  At September 30, 2014, the fair value of the Company’s credit derivatives was $10,000.  At December 31, 2013, there were seven foreign currency swap transactions between the third-party financial institution and our customers with a notional amount of $517,000 and remaining maturities ranging from one to eleven months.  The aggregate fair value of these swaps to the customers was $0 as of December 31, 2013. At December 31, 2013, the fair value of the Company's credit derivative was a liability of $1,000. During the three months ended September 30, 2014 and 2013, the Company recognized income of $2,000 and $0, respectively, from foreign currency swap credit derivatives. During the nine months ended September 30, 2014 and 2013, the Company recognized income of $4,000 and $2,000, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 5 - MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of these loans were $24.2 million, $27.7 million and $28.5 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.  The Company received fees, net of amortization, from the servicing of loans of $18,000 and ($4,000) during the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes mortgage servicing rights activity for the nine months ended September 30, 2014 and 2013.

	Servicing Rights	Valuation Allowance	Net Carrying Value
	(In thousands, Unaudited)
Balance at December 31, 2013	$255	$(103)	$152
Reductions	—	6	6
Amortization	(32)	—	(32)
Balance at September 30, 2014	$223	$(97)	$126

Balance at December 31, 2012	$325	$(155)	$170
Reductions	—	50	50
Amortization	(63)	—	(63)
Balance at September 30, 2013	$262	$(105)	$157

At September 30, 2014, December 31, 2013 and September 30, 2013, the fair value of the mortgage servicing rights (“MSRs”) was $126,000, $152,000 and $157,000, respectively.  The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.  Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates.  The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk.  Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 6 - DEPOSITS

Deposits and their respective weighted average interest rate at September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014		December 31, 2013
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
	(Unaudited)
Noninterest-bearing demand accounts	—%	$119,853	—%	$100,748
NOW accounts	0.21	82,868	0.21	84,569
Money market accounts	0.21	90,152	0.20	85,017
Savings and club accounts	0.27	112,821	0.22	108,183
Brokered deposits	0.81	64,280	0.56	71,334
Certificates of deposit	0.94	193,754	1.26	223,864
	0.45%	$663,728	0.56%	$673,715

NOTE 7 - BORROWINGS

FHLB Advances

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
	(In thousands, Unaudited)
December 2014	$15,000	0.43%	Not Applicable	Not Applicable
March 2015	10,000	0.49	Not Applicable	Not Applicable
April 2015	10,000	0.45	Not Applicable	Not Applicable
August 2015	10,000	0.68	Not Applicable	Not Applicable
March 2016	10,000	0.60	Not Applicable	Not Applicable
March 2016	10,000	0.62	Not Applicable	Not Applicable
September 2016	5,000	0.75	Not Applicable	Not Applicable
September 2016	10,000	1.04	Not Applicable	Not Applicable
June 2017	5,000	0.94	Not Applicable	Not Applicable
November 2017	15,000	3.62	November 2014	LIBOR + 0.10%
November 2017	15,000	3.87	November 2014	LIBOR + 0.10%
December 2017	20,000	2.83	December 2014	LIBOR + 0.11%
	$135,000	1.65%

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

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $411.8 million at September 30, 2014.  As of September 30, 2014, the Bank had qualifying collateral pledged against its advances consisting of loans in the amount of $468.6 million and securities in the amount of $77.8 million. Additionally, as of September 30, 2014, the Bank had a maximum borrowing capacity of $61.1 million with the Federal Reserve Bank of Philadelphia through the Discount Window. This borrowing capacity was generated by pledged securities with a fair value of $61.2 million.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount equal to at least 4.00% of its advances plus 0.35% of the Bank’s “eligible assets,” as such term is defined by the FHLB; and a maximum amount of 6.00% of its advances plus 1.00% of the Bank’s “eligible assets.”  As of September 30, 2014, the Company had a minimum stock obligation of $8.9 million and a maximum stock obligation of $15.1 million.  The Company held $11.2 million in FHLB stock at that date.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks under security repurchase agreements totaled $30.0 million at September 30, 2014.  These borrowings contractually mature with dates ranging from September 2018 through November 2018. As disclosed in the table below, one of the borrowings may be called by the lender based on the underlying agreement.  Accordingly, the contractual maturity below may differ from actual maturity.

NOTE 7 - BORROWINGS (CONTINUED)

			Next Call Date	Subsequent Call Frequency
Maturity Date	Amount	Coupon Rate
	(In thousands, Unaudited)
September 2018	$10,000	3.40%	Not Applicable	Not Applicable
September 2018	5,000	3.20	Not Applicable	Not Applicable
October 2018	5,000	3.15	October 2014	Quarterly
October 2018	5,000	3.27	Not Applicable	Not Applicable
November 2018	5,000	3.37	Not Applicable	Not Applicable
	$30,000	3.30%

Mortgage backed securities with a fair value of $34.0 million at September 30, 2014 were used to secure these other borrowed funds.

Short-term Borrowings

Short-term borrowings consist of overnight borrowings plus term borrowings with an original maturity less than one year. Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB. As of September 30, 2014, the Company had $60.0 million of short-term borrowings consisting of $45.0 million of overnight borrowings and $15.0 million of short-term borrowings with weighted average rates of 0.31% and 0.33%, respectively.  As of December 31, 2013, the Company had $80.5 million of short term borrowings consisting solely of overnight borrowings with a weighted average rate of 0.32%.

NOTE 8 - STOCK BASED COMPENSATION

During the nine months ended September 30, 2014, the Company recorded $894,000 of stock based compensation expense comprised of stock option expense of $328,000 and restricted stock expense of $566,000. This compares to $811,000 of stock based compensation expense comprised of stock option expense of $315,000 and restricted stock expense of $496,000 during the nine months ended September 30, 2013.
The following is a summary of the Bancorp’s stock option activity and related information for the nine months ended September 30, 2014.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Unaudited)
Outstanding at December 31, 2013	1,123,408	$12.81	6.2 years	$5,013,000
Granted	36,300	16.97
Exercised	(35,388)	11.07
Forfeited/Cancelled	(23,100)	15.52
Outstanding at September 30, 2014	1,101,220	$12.95	5.5 years	$3,895,000
Exercisable at September 30, 2014	733,648	$11.73	4.3 years	$3,395,000

The fair value of the options granted during the nine months ended September 30, 2014 was estimated to be $3.66.  The fair value was based on the following assumptions:

Expected Dividend Yield			3.53%
Expected Volatility	30.85%	-	31.04%
Risk-Free Interest Rate	1.86%	-	1.90%
Expected Option Life in Years			6.5

Stock options vest over a five-year service period and expire ten years after grant date. The Company recognizes compensation expense for the fair values of stock options using the straight-line method over the requisite service period for the entire award.

NOTE 8 - STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of the Bancorp’s unvested options as of September 30, 2014 and the changes therein during the nine months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2013	475,524	$3.85
Granted	36,300	3.66
Vested	(124,152)	3.66
Forfeited / Cancelled	(20,100)	3.91
Unvested at September 30, 2014	367,572	$3.90

Expected future expense relating to the 367,572 non-vested options outstanding as of September 30, 2014 is $1.2 million over a weighted average period of 3.1 years.

The following is a summary of the status of the Bancorp’s restricted stock as of September 30, 2014 and changes therein during the nine months then ended.

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2013	225,932	$14.98
Granted	17,215	15.84
Vested	(47,276)	13.78
Forfeited / Cancelled	(8,650)	15.32
Unvested at September 30, 2014	187,221	$15.34

Expected future compensation expense relating to the 187,221 restricted shares at September 30, 2014 is $2.3 million over a weighted average period of 3.2 years.

Non-performance based restricted shares vest over a five-year service period. The Company recognizes compensation expense for the fair value of non-performance based restricted shares on a straight-line basis over the requisite service period for the entire award.

Performance-based restricted shares vest over a five-year period based on service and achievement of performance metrics. The performance metrics to be evaluated during the performance period are (1) return on assets compared to peer group and (2) earnings per share growth rate compared to peer group. On the third anniversary of the grant date, the Company's level of performance relative to the performance metrics are evaluated and, if such performance metrics have been achieved, an amount of shares that will vest at that time and over the following two years will be determined. The number of shares eligible to vest can range from 0% to 150% of the shares identified on grant date (the "target shares"). Of the shares that will vest, 50% of the shares vest on the third anniversary of the date of grant and 25% vest on each of the fourth and fifth anniversaries of the date of grant.

During August 2011, the Company granted 10,668 shares (the "target shares") of performance-based restricted stock. During August 2014, the Company awarded an additional 4,265 shares of performance-based restricted stock, which represented additional shares owed to participants under the August 2011 grant as the Company exceeded the performance targets under the 2011 award. This represented a total grant of 140% of the "target shares."  The 14,933 shares had a grant date fair value of $12.39.

During 2013 and 2012, the Company granted 39,250 and 22,500 shares, respectively, of performance-based restricted stock to certain executive officers of the Company. For the purposes of the above table, the Company is assuming 100% of the "target shares" will be awarded. However, more or less shares may actually be awarded based on the performance of the Company at the applicable measurement date.

NOTE 9 - FAIR VALUE

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of the respective quarter ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each reporting date.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013:

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

The estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 were as follows:

		September 30, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:		(Unaudited)
Cash and cash equivalents	Level 1	$7,727	$7,727	$11,947	$11,947
Available-for-sale securities:
Investment securities available-for-sale	Level 2	8,433	8,433	10,489	10,489
Private label commercial mortgage related securities	Level 3	—	—	2,120	2,120
Agency residential mortgage related securities	Level 2	130,809	130,809	243,948	243,948
Held-to-maturity securities:
Agency mortgage related securities	Level 2	165,006	163,727	68,397	67,491
Loans receivable, net	Level 3	710,220	713,357	720,490	721,417
FHLB stock	Level 3	11,152	11,152	9,813	9,813
Accrued interest receivable	Level 2, 3	3,159	3,159	3,308	3,308
Mortgage servicing rights	Level 3	126	126	152	152
Financial assets acquired from debtors	Level 3	—	—	1,938	1,938
Financial liabilities:
Savings and club accounts	Level 2	112,821	112,821	108,183	108,183
Demand, NOW and money market deposits	Level 2	292,873	292,873	270,334	270,334
Brokered deposits	Level 2	64,280	63,958	71,334	71,020
Certificates of deposit	Level 2	193,754	193,974	223,864	225,357
Short-term borrowings	Level 2	60,000	60,001	80,500	80,500
FHLB advances	Level 2	135,000	138,292	150,000	154,069
Other borrowed funds	Level 2	30,000	31,922	30,000	32,178
Accrued interest payable	Level 2	314	314	314	314
Derivative contracts	Level 2, 3	152	152	124	124

NOTE 9 - FAIR VALUE (CONTINUED)

The following financial instruments were classified as Level 3 and carried at fair value on a recurring basis as of September 30, 2014:

•
Two commercial loans, since lending credit risk is not an observable input for these loans (see interest rate swap discussion in Note 4).  The unrealized gain on the two loans was $133,000 at September 30, 2014 compared to $125,000 at December 31, 2013.

•
Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input.  The liability resulting from credit derivatives was $14,000 and $4,000 at September 30, 2014 and December 31, 2013, respectively.

The following measures were made on a recurring basis as of September 30, 2014 and December 31, 2013.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$304	$—	$304	$—
Corporate securities	8,129	—	8,129	—
Agency residential mortgage related securities	130,809	—	130,809	—
Loans (1)	2,459	—	—	2,459
Derivative contracts (1)	(152)	—	(138)	(14)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$308	$—	$308	$—
Corporate securities	10,181	—	10,181	—
Private label commercial mortgage related securities	2,120	—	—	2,120
Agency residential mortgage related securities	243,948	—	243,948	—
Loans (1)	2,535	—	—	2,535
Financial assets acquired from debtors	1,938	—	—	1,938
Derivative contracts (1)	(124)	—	(120)	(4)
(1)          Such financial instruments are recorded at fair value as further described in Note 4.

The following measures were made on a non-recurring basis as of September 30, 2014 and December 31, 2013:

Loans, which were partially charged off at September 30, 2014 and December 31, 2013.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

MSRs, the fair value of which was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

NOTE 9 - FAIR VALUE (CONTINUED)

Other real estate owned, for which we used Level 3 inputs, which consist of appraisals or agreements of sale.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

	Balance	(Level 1)	(Level 2)	(Level 3)
September 30, 2014 (Unaudited)		(In thousands)
Loans	$240	$—	$—	$240
Mortgage servicing rights	126	—	—	126
Other real estate owned	1,889	—	—	1,889
Total	$2,255	$—	$—	$2,255

December 31, 2013
Loans	$912	$—	$—	$912
Mortgage servicing rights	152	—	—	152
Other real estate owned	4,314	—	—	4,314
Total	$5,378	$—	$—	$5,378

The following tables include a roll forward of the financial instruments which fair value is determined on a recurring basis using Significant Other Unobservable Inputs (Level 3) for the periods from December 31, 2013 to September 30, 2014 and December 31, 2012 to September 30, 2013.

Nine Months Ended September 30, 2014
	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2013	$2,120	$(4)	$1,938	$2,535	$6,589
Purchases/additions	—	(12)	—	—	(12)
Sales	—	—	(1,938)	—	(1,938)
Payments received	(2,118)	—	—	(82)	(2,200)
Premium amortization, net	—	—	—	—	—
(Decrease)/increase in value	(2)	2	—	6	6
Ending balance, September 30, 2014	$—	$(14)	$—	$2,459	$2,445

Nine Months Ended September 30, 2013
	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2012	$6,197	$(12)	$3,714	$2,806	$12,705
Purchases/additions	—	—	1,994	—	1,994
Sales	—	—	—	—	—
Payments (received) made	(3,959)	—	830	(77)	(3,206)
Premium amortization, net	(3)	—	—	—	(3)
(Decrease)/increase in value	(69)	7	(4,480)	(130)	(4,672)
Ending balance, September 30, 2013	$2,166	$(5)	$2,058	$2,599	$6,818

There were no transfers made between levels during the nine months ended September 30, 2014 or 2013.

NOTE 10 – ACCOUNTING PRONOUNCEMENTS

ASU No. 2013-11-Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). As a result of applying this ASU, an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss ("NOL") or other tax credit carryforward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events (e.g., upcoming expiration of related NOL carryforwards). This classification should not affect an entity's analysis of the realization of its deferred tax assets. Gross presentation in the roll forward of unrecognized tax positions in the notes to the financial statements will still be required. For the Company, the update was effective prospectively for annual reporting periods beginning on or after January 1, 2014, and interim periods within those annual periods. Retrospective application is permitted. Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

ASU No. 2014-12 - Compensation-Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period a consensus of the FASB Emerging Issues Task Force. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the

NOTE 10 – ACCOUNTING PRONOUNCEMENTS (CONTINUED)

remaining requisite service period. The amendments in this update are effective for the Company for annual periods and interim periods beginning on or after January 1, 2016. Earlier adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

ASU No. 2014-13 - Consolidation (Topic 810) - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. This update clarifies the measurement of the financial assets and the financial liabilities of a consolidated collateralized financing entity, such as a collateralized debt obligation (CDO) or collateralized loan obligation (CLO) entity. The amendments in this update are effective for the Company for annual periods and interim periods beginning on or after January 1, 2016. Earlier adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements as the Company does not have consolidated collateralized financing entities.

ASU No. 2014-14 - Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure a Consensus of the FASB Emerging Issues Task Force. The objective of this update is to reduce the diversity in classification of government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. The amendments in this update are effective for the Company for annual periods and interim periods beginning on or after January 1, 2016. Earlier adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements as the Company does not hold any government-guaranteed mortgage loans.

ASU No. 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the Company for the annual period ending December 31, 2016 and annual and interim periods thereafter. Earlier application is permitted. Application of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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
A discussion of these critical accounting policies is located in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies" in the Company's Annual Report on 10-K. There have been no material changes in the Company’s critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to the Company's most recent Annual Report on Form 10-K.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets were $1.07 billion at September 30, 2014 compared to $1.12 billion at December 31, 2013.  Total loans were $710.2 million at September 30, 2014, a decrease of $10.3 million, or 1.4%, from $720.5 million at December 31, 2013.  Total commercial loans increased $7.6 million, or 1.3%, comprised of increases of $25.4 million in commercial construction loans and $10.1 million in multi-family and commercial real estate loans, partially offset by a decrease of $27.9 million in commercial and industrial loans. The increase in commercial construction loans was a result of the Bank increasing this type of lending activity as the economy recovers. The increase in multi-family and commercial real estate loans was driven by originations and fundings exceeding normal amortization and paydowns. The decrease in commercial and industrial loans was primarily due to seasonal utilization of lines of credit at December 31, 2013, which paid down during the first nine months of 2014.  During the nine months ended September 30, 2014, one- to four-family residential mortgage loans decreased $15.3 million and consumer loans decreased $3.0 million due to normal amortization exceeding new loans originated.

During the nine months ended September 30, 2014, mortgage related securities available-for-sale decreased $115.3 million from $246.1 million at December 31, 2013 to $130.8 million at September 30, 2014 and mortgage related securities held-to-maturity increased $96.6 million from $68.4 million at December 31, 2013 to $165.0 million at September 30, 2014. These changes are largely driven by the transfer of 38 residential mortgage related securities with a fair value of $96.9 million from available-for-sale securities to held-to-maturity during the three months ended September 30, 2014.

Deposits decreased $10.0 million, or 1.5%, from $673.7 million at December 31, 2013 to $663.7 million at September 30, 2014.  During the nine months ended September 30, 2014, non-brokered certificates of deposit decreased $30.1 million, brokered deposits decreased $7.1 million and NOW accounts decreased $1.7 million. Offsetting these decreases were increases in noninterest-bearing demand accounts of $19.1 million, money market accounts of $5.1 million and savings and club accounts of $4.6 million.  The decreases in non-brokered certificates of deposit and brokered deposits were due to maturities during the period exceeding new issuances. The increase in noninterest-bearing demand accounts was primarily due to deposits obtained from commercial borrowing relationships. The increase in money market accounts was primarily due to a large deposit from a municipal customer. The increase in savings and club accounts was primarily due to promotional offerings within the Advantage Savings product line. Short-term borrowings decreased $20.5 million, or 25.5%, from $80.5 million at December 31, 2013 to $60.0 million at September 30, 2014. Federal Home Loan Bank advances decreased $15.0 million, or 10.0%, from $150.0 million at December 31, 2013 to $135.0 million at September 30, 2014.

Stockholders’ equity increased $4.8 million to $178.3 million at September 30, 2014 compared to $173.5 million at December 31, 2013 primarily due to net income of $6.1 million, other comprehensive income of $4.0 million and stock based compensation activity (which includes proceeds received from the exercise of stock options) of $2.2 million, offset by dividends paid of $5.6 million and $1.9 million of common stock repurchased during the nine months ended September 30, 2014.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2014 and 2013

General. Net income increased $643,000, or 54.8%, to $1.8 million for the three months ended September 30, 2014, compared to $1.2 million for the three months ended September 30, 2013.  The increase in net income was due to an increase in net interest income of $286,000 and a decrease in noninterest expenses of $1.8 million, offset by an increase in the provision for loan losses of $818,000, a decrease in noninterest income of $387,000 and an increase in income tax provision of $242,000.

Net income increased $2.0 million, or 50.5%, to $6.1 million for the nine months ended September 30, 2014, compared to $4.0 million for the nine months ended September 30, 2013.  The increase in net income was due to an increase in net interest income of $1.2 million, a decrease in noninterest expenses of $4.4 million, offset by an increase in the provision for loan losses of $1.1 million, a decrease in noninterest income of $1.6 million and an increase in income tax provision of $911,000.

Net Interest Income.  Net interest income increased $286,000, or 3.5%, to $8.5 million for the three months ended September 30, 2014 compared to $8.2 million for the same period in 2013, due to an increase in total interest income of $12,000 and a decrease in total interest expense of $274,000. The increase in total interest income was driven by increased yields on interest-earning assets from 3.81% to 3.85%, offset by an $11.0 million reduction in the average balance of interest-earning assets. The yield on investment securities increased from 1.74% to 2.93% due to an increased dividend from the FHLB. The yield on total loans decreased from 4.63% to 4.56%, primarily due to lower yields on commercial loan originations. The yield on mortgage related securities was 2.16% for both periods. The decrease in the average balance of interest-earning assets was primarily due to a decrease in mortgage related securities of $32.3 million, offset by a $22.2 million increase in total loans. The decrease in total interest expense was due to a decrease in the cost of interest-bearing liabilities from 0.94% to 0.83%, and a $20.7 million decrease in average interest-bearing liabilities.  The decrease in the average cost of interest-bearing liabilities was due to a decrease in the average cost of interest-bearing deposits from 0.74% to 0.55%, offset by an increase in the average cost of borrowings from 1.44% to 1.52%.  The decrease in the average cost of interest-bearing deposits reflects the continued low interest rate environment combined with maturities of higher rate certificates of deposit. The increase in the average cost of borrowings was primarily due to reduced average short-term borrowings which have a lower cost.

Net interest income increased $1.2 million, or 5.2%, to $25.3 million for the nine months ended September 30, 2014 compared to $24.0 million for the same period in 2013, primarily due to an increase in total interest income of $451,000 and a decrease in total interest expense of $797,000. The increase in total interest income was primarily due to a $4.8 million increase in the average balance of interest-earning assets and increased yields on interest-earning assets from 3.79% to 3.87%. The increase in the average balance of interest-earning assets was primarily due to a $24.2 million increase in total loans, offset by a decrease in mortgage related securities of $18.6 million.  The yield on mortgage-related securities increased from 2.14% to 2.24%, primarily due to slower security prepayments resulting in reduced premium amortization. The yield on investment securities increased from 1.41% to 3.06% due to an increased dividend from the FHLB. The yield on total loans decreased from 4.67% to 4.57%, primarily due to lower yields on commercial loan originations. The decrease in total interest expense was primarily due to a decrease in the cost of interest-bearing liabilities from 0.99% to 0.86%.  The decrease in the average cost of interest-bearing liabilities was due to decreases in the average cost of interest-bearing deposits from 0.78% to 0.58% and borrowings from 1.58% to 1.55%.  The decrease in the average cost of interest-bearing deposits reflects the continued low interest rate environment combined with maturities of higher rate certificates of deposit. The decrease in the average cost of borrowings was primarily due to the continued low interest rate environment.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$6,815	$1	0.06%	$5,652	$1	0.03%	$6,794	$2	0.05%	$5,540	$2	0.04%
Mortgage related securities
Available-for-sale	198,318	1,140	2.30%	264,635	1,472	2.23%	227,425	3,989	2.34%	283,912	4,642	2.18%
Held-to-maturity	104,244	493	1.89%	70,248	335	1.91%	83,775	1,246	1.98%	45,876	654	1.90%
Total mortgage related securities	302,562	1,633	2.16%	334,883	1,807	2.16%	311,200	5,235	2.24%	329,788	5,296	2.14%
Investment securities	19,616	144	2.93%	21,012	92	1.74%	19,011	437	3.06%	20,899	221	1.41%
Loans:
Residential loans	116,692	1,382	4.74%	136,963	1,618	4.73%	121,949	4,320	4.72%	146,303	5,144	4.69%
Commercial loans	593,847	6,754	4.51%	547,250	6,326	4.59%	577,010	19,542	4.53%	522,996	18,210	4.66%
Consumer loans	19,871	239	4.81%	23,964	297	4.97%	20,920	753	4.80%	26,383	965	4.88%
Total Loans	730,410	8,375	4.56%	708,177	8,241	4.63%	719,879	24,615	4.57%	695,682	24,319	4.67%
Allowance for loan losses	(11,541)			(10,854)			(11,566)			(11,420)
Net loans	718,869	8,375		697,323	8,241		708,313	24,615		684,262	24,319
Total interest-earning assets	1,047,862	10,153	3.85%	1,058,870	10,141	3.81%	1,045,318	30,289	3.87%	1,040,489	29,838	3.79%
Noninterest-earning assets	41,403			50,589			44,496			49,905
Total assets	$1,089,265			$1,109,459			$1,089,814			$1,090,394
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$182,448	$99	0.21%	$167,691	$88	0.21%	$184,542	$295	0.21%	$165,711	$258	0.21%
Savings accounts	107,633	54	0.20%	97,209	33	0.13%	107,415	159	0.20%	98,042	99	0.14%
Brokered deposits	64,037	131	0.81%	62,112	95	0.61%	61,286	321	0.70%	63,253	279	0.59%
Certificates of deposit	197,954	476	0.95%	239,733	839	1.39%	208,757	1,680	1.08%	249,048	2,737	1.47%
Total interest-bearing deposits	552,072	760	0.55%	566,745	1,055	0.74%	562,000	2,455	0.58%	576,054	3,373	0.78%
Short-term borrowings	54,590	45	0.32%	64,672	45	0.28%	43,758	100	0.30%	46,792	94	0.27%
FHLB advances	144,147	577	1.59%	140,111	555	1.57%	148,048	1,723	1.56%	131,076	1,606	1.64%
Other borrowed funds	30,000	253	3.34%	30,000	254	3.36%	30,000	751	3.35%	30,000	753	3.36%
Total borrowings	228,737	875	1.52%	234,783	854	1.44%	221,806	2,574	1.55%	207,868	2,453	1.58%
Total interest-bearing liabilities	780,809	1,635	0.83%	801,528	1,909	0.94%	783,806	5,029	0.86%	783,922	5,826	0.99%
Noninterest-bearing deposits	123,709			128,437			121,770			121,778
Other noninterest-bearing liabilities	6,407			6,080			7,437			7,115
Total liabilities	910,925			936,045			913,013			912,815
Stockholders’ equity	178,984			176,915			178,382			176,893
Accumulated comprehensive income	(644)			(3,501)			(1,581)			686
Total stockholders' equity	178,340			173,414			176,801			177,579
Total liabilities and stockholders’ equity	$1,089,265			$1,109,459			$1,089,814			$1,090,394
Net interest income		$8,518			$8,232			$25,260			$24,012
Interest rate spread			3.02%			2.87%			3.01%			2.80%
Net interest margin			3.20%			3.06%			3.19%			3.05%
Average interest-earning assets to average interest-bearing liabilities			134.20%			132.11%			133.36%			132.73%

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

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Compared to			Compared to
	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest Income:	(In thousands)
Interest-earning demand deposits	$—	$—	$—	$—	$—	$—
Mortgage related securities
Available-for-sale	36	(368)	(332)	270	(923)	(653)
Held-to-maturity	(4)	162	158	51	541	592
Total mortgage related securities	32	(206)	(174)	321	(382)	(61)
Investment securities	58	(6)	52	236	(20)	216
Loans:
Residential loans	3	(239)	(236)	31	(855)	(824)
Commercial loans	(111)	539	428	(548)	1,880	1,332
Consumer loans	(8)	(50)	(58)	(13)	(199)	(212)
Total loans	(116)	250	134	(530)	826	296
Total interest-earning assets	(26)	38	12	27	424	451

Interest Expense:
NOW and money market deposits	3	8	11	7	30	37
Savings accounts	18	3	21	51	9	60
Brokered deposits	32	4	36	51	(9)	42
Certificates of deposit	(217)	(146)	(363)	(615)	(442)	(1,057)
Total interest-bearing deposits	(164)	(131)	(295)	(506)	(412)	(918)

Short-term borrowings	6	(6)	—	12	(6)	6
FHLB advances	6	16	22	(91)	208	117
Other borrowed funds	(1)	—	(1)	(2)	—	(2)
Total borrowings	11	10	21	(81)	202	121
Total interest-bearing liabilities	(153)	(121)	(274)	(587)	(210)	(797)
Net change in net interest income	$127	$159	$286	$614	$634	$1,248

Provision for Loan Losses. The Company recorded a provision for loan losses of $1.5 million and $1.6 million for the three and nine month periods ended September 30, 2014, respectively, compared to $675,000 and $532,000 for the three and nine months ended September 30, 2013, respectively. The provision for loan losses for the three and nine months ended September 30, 2014 was primarily driven by one commercial and industrial loan which defaulted during the three months ended September 30, 2014. The Company recorded a $2.0 million charge-off and the remainder of the loan was paid off during the three months ended September 30, 2014.

The following table provides information with respect to our nonperforming assets and impaired loans at the dates indicated.

	September 30, 2014	December 31, 2013
	(Dollars in thousands)

Nonaccruing Loans:
One- to four-family real estate	$1,684	$2,390
Multi-family and commercial real estate	1,772	3,031
Construction	—	3,231
Consumer	185	128
Commercial and industrial	—	—
Total	3,641	8,780

Accruing Loans Past Due 90 Days or More:
Total	$—	$—

Nonperforming Loans	3,641	8,780

Assets Acquired Through Foreclosure	1,889	6,252
Total Nonperforming Assets	$5,530	$15,032

Total nonperforming loans to total loans	0.50%	1.20%
Total nonperforming assets to total assets	0.51	1.35

Impaired Loans:
Nonaccruing loans	$3,641	$8,780
Accruing troubled debt restructurings	5,504	6,786
Other impaired loans	4,479	—
Total impaired loans	$13,624	$15,566

At September 30, 2014, nonperforming assets were comprised of the following:

•	Six multi-family and commercial real estate loans, the largest of which is secured by multi-use rental properties located in Montgomery County, Pennsylvania.

•	Eight one- to four-family loans, the largest of which is secured by a single-family home located in Montgomery County, Pennsylvania.

•	Three consumer loans which are secured by second or third lien mortgage positions.

•	Assets acquired through foreclosure consisting of two commercial properties and one residential property.

Noninterest Income.  The following table summarizes noninterest income for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Service charges and other fee income	$416	$437	$(21)	(4.8)%	$1,192	$1,260	$(68)	(5.4)%
Net (loss) gain on sale of assets acquired through foreclosure	(15)	303	(318)	(105.0)	(136)	484	(620)	128.1
Income on bank-owned life insurance	121	118	3	2.5	358	351	7	2.0
Equity in earnings of affiliate	91	135	(44)	(32.6)	125	470	(345)	(73.4)
Net gain on sale of investment securities	—	—	—	—	—	532	(532)	(100.0)
Other	29	36	(7)	(19.4)	76	125	(49)	(39.2)
Total Noninterest Income	$642	$1,029	$(387)	(37.6)%	$1,615	$3,222	$(1,607)	(49.9)%

Noninterest income decreased $387,000 from the three months ended September 30, 2013 compared to the same period in 2014. Net (loss) gain on sale of assets acquired through foreclosure decreased $318,000 due to two properties being sold with a combined loss on sale of $15,000 compared to three sales during 2013 which resulted in a gain on sale of $303,000. Equity in earnings of affiliates decreased $44,000 due to decreased income on the Bank’s investment in PMA due to lower mortgage loan volume for the 2014 period. Service charges and other fee income decreased $21,000, primarily due to decreases in deposit related fees.

Noninterest income decreased $1.6 million from the nine months ended September 30, 2013 compared to the same period in 2014. Net (loss) gain on sale of assets acquired through foreclosure decreased $620,000 due to three properties being sold with a combined loss on sale of $136,000 in 2014 compared to eleven sales during 2013 which resulted in a gain on sale of $484,000. Net gain on sale of investment securities decreased $532,000 due to the sale of investment securities with an amortized cost of $9.0 million during the nine months ended September 30, 2013. No securities were sold during the nine months ended September 30, 2014. Equity in earnings of affiliates decreased $345,000 due to decreased income on the Bank’s investment in PMA due to lower mortgage loan volume for the 2014 period.  Service charges and other fee income decreased $68,000, due to decreases in loan-related fees and deposit-related fees.

Noninterest Expense.  The following table summarizes noninterest expense for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Salaries, benefits and other compensation	$3,510	$3,644	$(134)	(3.7)%	$10,670	$10,629	$41	0.4%
Occupancy expense	407	403	4	1.0	1,321	1,243	78	6.3
Furniture and equipment expense	93	117	(24)	(20.5)	300	358	(58)	(16.2)
Data processing costs	384	390	(6)	(1.5)	1,146	1,155	(9)	(0.8)
Professional fees	271	474	(203)	(42.8)	1,086	1,250	(164)	(13.1)
Marketing expense	54	59	(5)	(8.5)	156	167	(11)	(6.6)
FDIC premiums	136	175	(39)	(22.3)	451	525	(74)	(14.1)
Assets acquired through foreclosure expense	10	1,370	(1,360)	(99.3)	403	4,465	(4,062)	(91.0)
Other	333	370	(37)	(10.0)	1,077	1,192	(115)	(9.6)
Total Noninterest Expense	$5,198	$7,002	$(1,804)	(25.8)%	$16,610	$20,984	$(4,374)	(20.8)%
Noninterest expense decreased $1.8 million from the three months ended September 30, 2013 compared to the same period in 2014. Assets acquired through foreclosure expense decreased $1.4 million due to decreased valuation adjustments on assets acquired through foreclosure, which totaled $1.3 million for the three months ended September 30, 2013. No valuation adjustments were recognized during the three months ended September 30, 2014. Professional fees decreased $203,000 primarily due to decreased loan workout costs. Salaries, benefits and other compensation decreased $134,000, primarily as a result of decreased benefit costs and stock based compensation expenses.

Noninterest expense decreased $4.4 million from the nine months ended September 30, 2013 compared to the same period in 2014. Assets acquired through foreclosure expense decreased $4.1 million due to decreased valuation adjustments on assets acquired through foreclosure, which totaled $4.3 million for the nine months ended September 30, 2013. Valuation adjustments of $282,000 were recognized during the nine months ended September 30, 2014. Professional fees decreased $164,000 primarily due to decreased loan workout costs. FDIC premiums decreased $74,000 due to a reduced assessment. Occupancy expense increased $78,000, primarily due to increased snow removal and utilities expense. Other noninterest expense decreased $115,000 primarily due to decreased regulatory assessments.

Income Taxes. The income tax provision for the three and nine months ended September 30, 2014 was $653,000 and $2.6 million, respectively, compared to $411,000 and $1.7 million, respectively for the three and nine months ended September 30, 2013.  The Company’s effective income tax rate was 26.4% and 29.8% for the three and nine months ended September 30, 2014, respectively, compared to 25.9% and 29.3% for the three and nine months ended September 30, 2013, respectively.  These rates reflect the Company’s levels of tax-exempt income relative to the overall level of taxable income.

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

The following table presents certain of our contractual obligations as of September 30, 2014.

		Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations	Total
	(In thousands)
September 30, 2014
Operating lease obligations (1)	$570	$425	$145	$—	$—
FHLB advances and other borrowings (2)	235,205	108,174	45,720	81,311	—
Other long-term obligations (3)	2,313	1,737	576	—	—
Total	$238,088	$110,336	$46,441	$81,311	$—

(1)          Represents lease obligations for operations center and equipment.
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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2014, cash and cash equivalents totaled $7.7 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $139.2 million at September 30, 2014.  In addition, at September 30, 2014, we had the ability to borrow a total of approximately $411.8 million from the FHLB, of which we had $150.0 million outstanding.  As of September 30, 2014, the Bank also had a maximum borrowing capacity of $61.1 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of September 30, 2014, the Bank had overnight borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks.

At September 30, 2014, we had $195.0 million in unfunded commitments, which consisted of $13.5 million in home equity and consumer loan commitments, $166.5 million in commercial loan commitments, $14.4 million in standby letters of credit and $606,000 in commercial letters of credit.

Certificates of deposit due within one year of September 30, 2014 totaled $143.0 million, including $35.9 million of brokered deposits, representing 55.4% of certificates of deposit at September 30, 2014, a decrease from 60.6% at December 31, 2013.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015.

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

The Bancorp is a separate entity apart from the Bank and must provide for its own liquidity.  As of September 30, 2014, the Bancorp had $24.9 million in cash and cash equivalents compared to $26.0 million as of December 31, 2013. In addition to its operating expenses, the Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.  The Bancorp paid cash dividends totaling $0.48 per outstanding share of common stock and repurchased 116,600 shares of common stock during the nine months ended September 30, 2014.

The Bancorp can receive dividends from the Bank.  Payment of such dividends to the Bancorp by the Bank is limited under applicable law. Dividends may be declared and paid only out of accumulated net earnings and may be paid in cash or property other than its own shares. Dividends may not be declared or paid unless stockholders' equity is at least equal to contributed capital. During the nine months ended September 30, 2014, the Bank paid a cash dividend of $5.8 million to the Bancorp.

Capital Management.  The Bancorp and Bank are subject to various regulatory capital requirements administered by their respective regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, the Bancorp and Bank exceeded all applicable regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The following table presents the Bancorp's and the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” under applicable regulatory guidelines as of September 30, 2014 and December 31, 2013.

September 30, 2014	Ratio	Minimum to be Well Capitalized
Total risk-based capital (to risk-weighted assets)
Bancorp	24.48%	10.0%
Bank	20.22	10.0
Tier 1 capital (to risk-weighted assets)
Bancorp	23.44	6.0
Bank	19.18	6.0
Tier 1 capital (to adjusted assets)
Bancorp	16.39	5.0
Bank	13.35	5.0
December 31, 2013	Ratio	Minimum to be Well Capitalized
Total risk-based capital (to risk-weighted assets)
Bancorp	23.67%	10.0%
Bank	19.48	10.0
Tier 1 capital (to risk-weighted assets)
Bancorp	22.63	6.0
Bank	18.44	6.0
Tier 1 capital (to adjusted assets)
Bancorp	16.18	5.0
Bank	13.12	5.0

Total stockholders’ equity to total assets was 16.6% at September 30, 2014 and 15.5% at December 31, 2013.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will continue to have an adverse impact on our return on equity until such funds can be deployed into higher-yielding assets.  The Company may rely on capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the nine-month period ended September 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2014, there has not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. As of September 30, 2014, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2014 through July 31, 2014	46,600	$16.21	46,600	795,224
August 1, 2014 through August 31, 2014	—	$—	—	795,224
September 1, 2014 through September 30, 2014	—	$—	—	795,224
Total	46,600	$16.21	46,600

(1) In prior years, the Company announced repurchase programs under which it would repurchase, in the aggregate, up to 20% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions.  On July 30, 2014, the Board of Directors approved an additional stock repurchase plan (the “July 2014 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (603,295 shares).  Subject to market conditions and other factors, repurchases under the July 2014 Plan will begin subsequent to the completion of repurchases under the Company's existing repurchase plans. Under these plans, through September 30, 2014, the Company has purchased 2.6 million shares at a cost of $35.3 million.

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 as initially filed with the Securities and Exchange Commission on March 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated:	November 4, 2014	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated:	November 4, 2014	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)