Form 10-K
period 2014-12-31
Fox Chase Bancorp Inc
filed 2015-03-06
CIK 1485176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 _______________________________________________________________
FORM 10-K

__________________________________________________

(Mark One)

☒                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2014 was approximately $189.0 million. Solely for purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be held by affiliates.

The number of shares outstanding of the registrant's common stock as of February 27, 2015 was 11,732,991.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2015 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K by reference.

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
Bancorp's business activities consist of the ownership of common stock of the Bank and making two loans to the Fox Chase Bank Employee Stock Ownership Plan (the "ESOP"). Bancorp does not own or lease any property. Instead, it uses the premises, equipment and other property of the Bank. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to the Bank. As a bank holding company, Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").
The Bank operates as a community-oriented financial institution offering traditional financial services to businesses and consumers in its market areas. The Bank attracts deposits from the general public and uses those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial and consumer loans, which the Bank generally holds for investment. Fox Chase Bank also maintains an investment portfolio. The Bank is regulated by the Pennsylvania Department of Banking and Securities (the "Department") and the Federal Deposit Insurance Corporation (the "FDIC") and its deposits are insured up to applicable legal limits under the Deposit Insurance Fund administered by the FDIC. The Bank is also a member of the Federal Home Loan Bank (the "FHLB") of Pittsburgh.
The Bank's website address is www.foxchasebank.com. Information on our website should not be considered a part of this annual report.
Market Area
We are headquartered in Hatboro, Pennsylvania, which is approximately fifteen miles north of Center City, Philadelphia. We maintain two offices in Montgomery County, Pennsylvania, one office in each of Philadelphia and Chester Counties, Pennsylvania and three offices in Bucks County, Pennsylvania. All seven of these branch offices are in the Philadelphia-Camden-Wilmington metropolitan statistical area. We also maintain three offices in southern New Jersey; one in Atlantic County and two in Cape May County.
Philadelphia Market Area.    The economy of our Philadelphia market area is primarily dominated by the service sector. According to published statistics, the population of the five-county area served by our branches totaled approximately 4.1 million in 2013. The Philadelphia market area is comprised of a highly-educated workforce and benefits from a diverse local economy as traditional employers in the manufacturing and financial services industry have been bolstered by growth in the life sciences and health care industries as well as the information technology and communication sectors. The median household and per capita income in Bucks,

Chester, Delaware and Montgomery Counties significantly exceeds the comparable figures for Pennsylvania as a whole, while the median household and per capita income in Philadelphia County trails the comparable figures for Pennsylvania.
New Jersey Market Area.    The economy of Atlantic County is largely dependent upon the gaming industry in nearby Atlantic City, New Jersey. According to published statistics, Atlantic County's population in 2013 was approximately 276,000. The economy in Atlantic County has deteriorated as gaming revenues have declined significantly in recent years and several gaming establishments closed during 2014 due to increased gaming competition from other states. The economy in Cape May County relies on the tourism and hospitality industries. According to published statistics, Cape May County's population in 2013 was approximately 96,000. Additionally, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole.
Competition
We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the numerous financial institutions and credit unions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Credit unions generally do not pay federal income tax and, accordingly, are frequently able to offer customers higher rates on deposits and lower rates on loans and achieve similar levels of profitability as financial institutions that are required to pay federal income tax. We also face competition for investors' funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2014, which is the most recent date for which data is available from the FDIC, we held less than 1% of total deposits in counties where our offices are located. In addition, larger banks such as Bank of America, Wells Fargo, Santander Bank, Citizens Bank of PA, PNC Bank, and TD Bank also operate in our market areas. These institutions are significantly larger than us and, therefore, have greater resources.
Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies, mortgage brokers and credit unions. Competition for loans also comes from non-depository financial service companies entering the mortgage and commercial lending markets such as insurance companies, securities companies and specialty finance companies. We believe competition for commercial loans increased during 2014, and will continue to increase in 2015, as a result of relatively low economic growth in the region in which we operate, which has caused increased pressure on loan pricing and structure as numerous financial institutions compete for reduced loan demand.
We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and loans could limit our future growth.
Lending Activities
General.    We generally originate loans for investment. Our loan portfolio consists of multi-family and commercial real estate loans, one- to four-family residential real estate loans, commercial and industrial loans, and to a lesser extent, construction loans and consumer loans. We have added personnel to assist us in increasing our commercial loan portfolio, including hiring experienced commercial lenders and commercial credit and risk management professionals over the last several years. These additions and our continued emphasis on increasing the commercial segment of our portfolio has resulted in additional originations and servicing of multi-family and commercial real estate, commercial and industrial loans and construction loans to individuals and businesses in our primary market areas.
Multi-Family and Commercial Real Estate Loans.    The largest segment of our portfolio is multi-family and commercial real estate loans. We offer fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate to individuals and small businesses in our primary market areas. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings and mixed-use properties with residential units, as well as office and retail space. While we have focused on increasing this segment of our loan portfolio over the last several years, we continue to be selective in the types of properties and projects securing such loans due to economic conditions.
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
At December 31, 2014, our largest commercial real estate loan was a $17.0 million loan to a funeral home and cemetery operation, of which $10.5 million was outstanding. The loan was performing in accordance with its contractual terms at December 31, 2014.
At December 31, 2014, our second largest commercial real estate loan was a warehouse line of credit to Philadelphia Mortgage Advisors, a mortgage banker located in Plymouth Meeting, Pennsylvania, to which Fox Chase Bank has committed $15.0 million, of which $11.7 million was outstanding. Fox Chase Bank owns approximately 45% of Philadelphia Mortgage Advisors. The loan was performing in accordance with its contractual terms at December 31, 2014.
Commercial and Industrial Loans.    The second largest segment of our loan portfolio is commercial and industrial loans generally to businesses, professionals and sole proprietorships in our market area. We offer secured and unsecured commercial term loans, which have a maturity of greater than one year and the payment of which is dependent on future earnings and cash flows. The term for repayment of the loan will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally five to ten years. The unsecured term loan will generally have a term no longer than five years. We also offer revolving lines of credit, letters of credit and demand loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. We originate these loans on both a fixed-rate and adjustable-rate basis. Adjustable-rate loans are generally based on LIBOR or the Prime Interest Rate, although our policies permit interest rates to be based on the Constant Maturity Treasury Index or the federal funds rate and adjust on various periodic intervals. Where the borrower is a corporation, partnership or other entity, significant equity holders may be a co-borrower or they may offer their guarantee.
When making commercial and industrial loans, we consider the financial statements and/or tax returns of the borrower, the borrower's payment history of corporate debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the borrower operates, the value of the collateral, our assessment of management's ability and, when offered a personal guarantee, the guarantor's personal cash flows. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and may be supported by personal guarantees. Commercial and industrial loans that are secured are generally made in amounts up to 80% of the value of the collateral securing the loan.
At December 31, 2014, our largest commercial and industrial loan relationship was a $18.9 million commitment to a loyalty marketing firm, all of which was outstanding. This loan was performing in accordance with its contractual terms at December 31, 2014.
At December 31, 2014, our second largest commercial and industrial loan relationship was a $15.8 million commitment to a firm that provides engineering, cleaning and analytical testing services, of which $9.0 million was outstanding. This loan was performing in accordance with its contractual terms at December 31, 2014.
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
Because of our branch locations in southern New Jersey, a portion of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2014, approximately 22.0% of our one- to four-family mortgage loans were secured by second homes and approximately 9.1% were secured by rental properties. If the property is a second home, our underwriting emphasizes the borrower's ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically higher than comparable loans secured by primary or secondary residences. Generally, mortgage loans secured by rental properties or second homes have a higher risk of default than mortgage loans secured by the borrower's primary residence.
Historically, we generally did not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan was originated. During 2008, we began lowering our loan-to-value limits on certain loans due to deteriorating economic conditions and declining real estate values. Private mortgage insurance is generally required for all first mortgage loans with loan-to-value ratios in excess of 80%. We require properties securing mortgage loans to be appraised by a Bank-approved independent licensed appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan.
At December 31, 2014, our largest outstanding one- to four-family residential real estate loan had an outstanding balance of $959,000 and was secured by a single family home in Wilmington, Delaware. The loan was performing in accordance with its contractual terms at December 31, 2014.
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
The terms and rates of our land loans are the same as our multi-family and commercial real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property value which is insufficient to assure full repayment. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price. We did not make any loans secured by undeveloped or developed land in 2014.
At December 31, 2014, our largest construction loan was a multi-family project to which the Bank has committed $9.9 million, none of which was outstanding. The loan was performing in accordance with its contractual terms at December 31, 2014.
At December 31, 2014, our second largest construction loan was a retail center project to which the Bank has committed $9.0 million, of which $7.7 million was outstanding. The loan was performing in accordance with its contractual terms at December 31, 2014.
Consumer Loans.    We offer a variety of consumer loans, including home equity loans and home equity lines of credit, loans secured by certificate of deposits (share loans) and unsecured overdraft lines of credit.
The procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.
We offer fixed-rate and adjustable-rate home equity loans and lines of credit. Home equity loans have terms that range from one to fifteen years. We hold a first or second mortgage position on most of the homes that secure our home equity loans and home equity lines of credit. We generally offer fixed-rate home equity loans with a maximum combined loan-to-value ratio of 90% and adjustable-rate lines of credit with a maximum combined loan-to-value ratio of 80%. Home equity lines of credit have adjustable-rates of interest that are based on the Prime Interest Rate. Home equity lines of credit generally require interest and principal to be paid on a monthly basis and have terms up to 20 years. Interest rates on these lines typically adjust monthly.
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
Multi-Family and Commercial Real Estate Loans.    Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. The primary concern in multi-

family and commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flows of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental screens, surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials. Further, in connection with our ongoing monitoring of the loan, we typically review the loan, cash flows of the underlying property and guarantors annually.
Commercial and Industrial Loans.    Unlike commercial real estate loans, which generally are made on the basis of the cash flows of the underlying real estate, and which are secured by real property the value of which tends to be more easily ascertainable, commercial and industrial loans are typically made on the basis of the borrower's ability to make repayment from the cash flows of the borrower's underlying business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value, or in the case of accounts receivable, may be difficult to collect.
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
Consumer Loans.    Consumer loans are comprised primarily of home equity loans and lines of credit, which may entail greater risk than residential mortgage loans, as they are generally secured by second or third mortgages on real estate. In circumstances where real estate values decline, the risk of loss on a home equity loan or line of credit increases, as the repossessed collateral may not provide an adequate source of repayment. Additionally, the Company has small segments of consumer loans that are unsecured. Consumer loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
Loan Originations, Sales and Participations.    Loan originations come from a number of sources. The primary source of loan originations is existing customers, walk-in traffic, advertising, referrals from customers, professionals, including attorneys and accountants, and loans originated by our commercial relationship managers. We advertise in newspapers that are widely circulated throughout our market areas. Fox Chase Bank also purchases loans from Philadelphia Mortgage Advisors.
At December 31, 2014, we were a participating lender in eleven loan relationships totaling $47.0 million, which were secured by commercial and residential real estate, lease payments and the assets of the businesses. These loans are being serviced by the lead lender. We expect to continue to purchase participation interests, primarily in commercial loans and commercial real estate loans, when such opportunities meet our investment return and risk parameters. On these participation interests, we generally perform our own underwriting analysis before purchasing such loans and, therefore, believe there should not be a greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. In assessing whether to participate, we require a review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we require periodic updates on the loan from the lead lender.
Additionally, we purchase participations in large syndicated loans known as shared national credits. We held $37.1 million of such loans in our portfolio at December 31, 2014, which represented ten different loan relationships.

From time to time we also sell participation interests in loans where we are the lead lender and servicer. At December 31, 2014, we were the lead lender on nine loan relationships totaling $158.1 million of which we owned $76.0 million and serviced $82.1 million for other banks. We anticipate that we will continue to sell participation interests to local financial institutions, primarily with respect to commercial real estate and commercial and industrial loans that approach or exceed certain lending thresholds.
Loan Approval Procedures and Authority.    Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board has granted authority to approve residential and consumer loans up to $300,000 to the Assistant Manager of the Consumer Lending Department. The Board has granted authority to approve new commercial loans up to $1.5 million to the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and certain other senior lenders. All such loans are approved under dual authority. Commercial loans between $1.5 million and $2.75 million can be approved based on dual authority from the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and the Chief Financial Officer. Loans in excess of $2.75 million and up to $4.5 million require the approval of the Officers Loan Committee, which consists of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and other experienced lenders and officers as appointed by the Chief Executive Officer from time to time. Loans or groups of loans above $4.5 million require an approval by the Executive Officers Loan Committee, which consists of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer, the Chief Financial Officer and other senior lending officers of Fox Chase Bank.
Loan Reviews. Annual loan reviews of loan relationships less than $500,000 are approved by the commercial credit manager along with the assigned lending officer. Annual loan reviews of loan relationships greater than $500,000 up to and including $5.0 million are approved by any two of the following, Chief Lending Officer, Chief Credit Officer or Chief Operating Officer. Annual loan reviews of loan relationships greater than $5.0 million are approved by the Officers Loan Committee. All loans greater than $10.0 million are reviewed by the Risk Management Committee of the Board of Directors.
Loans to One Borrower.    The maximum amount we may lend to one borrower and the borrower's related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2014, our general regulatory limit on loans to one borrower was approximately $23.9 million. At that date, our largest lending relationship was a $18.9 million commitment to a loyalty marketing firm, all of which was outstanding. Our second largest lending relationship at December 31, 2014 was a $17.0 million commitment to a funeral home and cemetery operation, of which $10.5 million was outstanding. Both of these loans were performing in accordance with their contractual terms at December 31, 2014.
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
At December 31, 2014, our investment portfolio totaled $310.2 million and consisted primarily of mortgage-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae and, to a lesser extent, mortgage related securities issued by private issuers and corporate debt. Of this amount, $134.0 million is classified as available-for-sale and $170.2 million is classified as held-to-maturity. Additionally, we held FHLB stock totaling $6.0 million.
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
Deposit Accounts.    Substantially all of our depositors are residents or businesses in Pennsylvania or New Jersey. We attract deposits in our market areas through advertising and by offering a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on a variety of retail and business deposit products. We utilize brokered deposits as a funding source and had $70.8 million of such deposits at December 31, 2014.
Cash Management Services.    We offer a variety of deposit accounts and services designed for businesses operating in our market area. Our business banking deposit products include a variety of commercial checking, savings, and money market accounts for small businesses and middle market companies. We also offer cash management products including remote deposit capture, investment and borrowing sweep services, electronic payment initiation, and fraud mitigation products.
Borrowings.    We utilize term borrowings from the FHLB of Pittsburgh and other commercial banks to provide additional liquidity, aside from deposits, to fund our loans and investments. As of December 31, 2014, Fox Chase Bank had outstanding term borrowings of $120.0 million with the FHLB of Pittsburgh and $30.0 million with a commercial bank. Additionally, we have short term borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia as well as short term lines of credit with three other commercial banks. As of December 31, 2014, we had $50.0 million in short-term borrowings consisting of $35.0 million of overnight borrowings and $15.0 million of short-term borrowings
The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally mortgage related securities), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness.
Personnel
As of December 31, 2014, we had 127 full-time employees and 22 part-time employees. We believe our relationship with our employees is good.
Subsidiaries
Fox Chase Bank established Fox Chase Financial, Inc. in 1999. As a Delaware-chartered investment holding company, Fox Chase Financial, Inc. manages and holds investment securities.
In 2009, Fox Chase Bank established Fox Chase Service Corporation as a wholly-owned subsidiary. Fox Chase Service Corporation, a Pennsylvania-chartered corporation, maintains an investment in Philadelphia Mortgage Advisors. Philadelphia Mortgage Advisors is a licensed mortgage banker in Pennsylvania, New Jersey and Delaware that originates first and second mortgages for resale into the secondary market and to third party investors. The majority of Philadelphia Mortgage Advisors' customers are located in the Philadelphia metropolitan area, Delaware and New Jersey. Fox Chase Service Corporation currently owns approximately 45% of Philadelphia Mortgage Advisors.

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
Fox Chase Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. Fox Chase Bank must file reports with the Department and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Department and the FDIC periodically examine Fox Chase Bank to evaluate its safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund, depositors and Bank customers. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses. Any change in such policies, whether by the Department, the FDIC or Congress, could have a material adverse impact on Fox Chase Bancorp and Fox Chase Bank and their operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") made extensive changes in the regulation of financial institutions and their holding companies. Under the Dodd-Frank Act, on July 21, 2011, responsibility for the regulation and supervision of savings and loan holding companies was transferred from the Office of Thrift Supervision to the Board of Governors of the Federal Reserve System. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Fox Chase Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.
Certain of the regulatory requirements that are or will be applicable to Fox Chase Bank and Fox Chase Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Fox Chase Bank and Fox Chase Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.
Bank Regulation
Pennsylvania Savings Bank Law. The Pennsylvania Banking Code of 1965, as amended (the "1965 Code"), and the Pennsylvania Department of Banking Code, as amended (the "Department Code," and collectively, the "Codes"), contain detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Codes delegate extensive rule-making power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices. Specifically, under the Department Code, the Department is given the authority to exercise such supervision over state-chartered savings banks as to afford the greatest safety to creditors, shareholders and depositors, ensure business safety and soundness, conserve assets, protect the public interest and maintain public confidence in such institutions.
The 1965 Code provides, among other powers, that state-chartered savings banks may engage in any activity permissible for a national banking association or federal savings association, subject to regulation by the Department (which shall not be more restrictive than the regulation imposed upon a national banking association or federal savings association, respectively). Before it engages in such an activity allowable for a national banking association or federal savings association, a state-chartered savings bank must either obtain prior approval from the Department or provide at least 30 days’ prior written notice to the Department. The authority of the Bank under Pennsylvania law, however, may be constrained by federal law and regulation. See "Investments and Activities" below.
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
The Department and the FDIC also have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2014, Fox Chase Bank met each of its capital requirements.
Basel Capital Standards. In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital standards, which substantially revised the existing capital requirements for banking organizations. On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. The requirements in the rule began to phase in on January 1, 2015 for the Company. The requirements in the rule will be fully phased in by January 1, 2019.
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
In addition, to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.
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
Interstate Banking and Branching. Federal law permits a bank to acquire an institution by merger in a state other than Pennsylvania unless the other state has opted out of interstate banking and branching. Federal law, as amended by the Dodd-Frank Act, also authorizes de novo branching into another state if the host state allows banks chartered by that state to establish such branches within its borders. The Bank currently has full-service locations in Atlantic and Cape May Counties, New Jersey. At its interstate branches, the Bank may conduct any activity that is authorized under Pennsylvania law that is permissible either for a New Jersey savings bank (subject to applicable federal restrictions) or a New Jersey branch of an out-of-state national bank. The New Jersey Department of Banking and Insurance may exercise certain limited regulatory authority over the Bank’s New Jersey branches.
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
FHLB System.    Fox Chase Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Fox Chase Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. Fox Chase Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2014 of $6.0 million.
Federal Reserve System.    The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Fox Chase Bank complies with the foregoing requirements.
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
The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including its depository institution subsidiaries being well-capitalized and well managed, to opt to become a "financial holding company," and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Dodd-Frank Act added the requirements that the holding company itself be well-capitalized and "well managed." The Company has not opted to become a financial holding company. The Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.
Acquisitions. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior Federal Reserve Board approval is also required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the Federal Reserve Board considers the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. With certain exceptions, the Bank Holding Company Act of 1956 (the "BHCA") prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities, which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations.
Under the Change in Bank Control Act of 1978 (the "CBCA"), notice must be submitted to the Federal Reserve Board if any person (including a company), or any group acting in concert, seeks to acquire 10% of any class of the Company’s outstanding voting securities, unless the Federal Reserve Board determines that such acquisition will not result in a change of control of the Bank. Under the CBCA, the Federal Reserve Board has 60 days within which to act on such notice taking into consideration certain factors, including the financial and managerial resources of the proposed acquiror, the convenience and needs of the community served by the Bank and the antitrust effects of an acquisition.
Capital Requirements. The Federal Reserve Board maintains guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain on a consolidated basis, specified minimum ratios of capital to total assets and capital to risk-weighted assets. These requirements, which generally apply to bank holding companies with consolidated assets of $500 million or more, are substantially similar to, but somewhat more generous than, those applicable to the Bank. See "—Bank Regulation—Capital Requirements."
Restrictions on Bank Holding Company Dividends.  A fundamental principle underlying the Federal Reserve Board’s supervision and regulation is that a bank holding company should  serve as a source of financial strength to its subsidiary banks.  Consistent with this premise, the Federal Reserve Board expects an organization to hold capital commensurate with its overall risk profile.  The Dodd-Frank Act codified the source of strength doctrine and required the issuance of implementing regulations.
The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices.  The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition.
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
EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the Board of Directors and serve at the Board's discretion. The following individuals currently serve as executive officers of the Company and/or the Bank.

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
Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2014.
Jerry D. Holbrook, CMA, has served as Executive Vice President and Chief Operating Officer since April 2008. From 2005 to March 2008, Mr. Holbrook served as Executive Vice President and Chief Financial Officer of Fox Chase Bancorp. From 2003 to 2005, Mr. Holbrook was Executive Vice President, Chief Financial Officer and Corporate Secretary for Northeast Pennsylvania Financial Corp. and its principal subsidiary First Federal Bank, a public thrift institution. Previously, Mr. Holbrook served as Chief Financial Officer for E-Duction, Inc., a financial services start-up. Before that, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he managed the asset/liability management committee and was responsible for securitization planning and debt issuances for a $70 billion credit card portfolio. He began his banking career with WSFS Financial Corp. where he served as Senior Vice President and Controller. Mr. Holbrook holds a B.S. in Accounting from the University of Kentucky. Age 59.
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
Michael S. Fitzgerald has served as Executive Vice President and Chief Lending Officer since November 2009. From June 2009 to October 2009, Mr. Fitzgerald served as Executive Vice President and Senior Lending Officer. From 1997 to May 2009, Mr. Fitzgerald worked for Sovereign Bank (now Santander Bank), with his most recent position as Senior Vice President and Regional Executive Manager. During his tenure at Sovereign Bank, Mr. Fitzgerald was responsible for both lending and credit functions. Mr. Fitzgerald began his banking career at Meridian Bank in 1985. Mr. Fitzgerald holds a B.A. in Business Administration from Lycoming College. Age 51.
Keiron G. Lynch, CTP, has served as Executive Vice President and Chief Payments Officer since April 2008. From 2005 to March 2008, Mr. Lynch served as Executive Vice President and Chief Administrative Officer. From 1999 to 2005, Mr. Lynch was Vice President of Global Visa Commerce Product Development for Visa International. Previously, he was Director of Delivery for The Source(2) Group, LLC, a joint venture between Mellon Bank and MCI Systemhouse that provided outsourced accounts payable and accounts receivables services to companies nationwide. Mr. Lynch held a number of leadership positions with Mellon Bank over 17 years culminating as Vice President and Director of New Product Development for Mellon Bank's Global Cash Management Division. Mr. Lynch serves on the American Bankers Association Payment Systems Committee. Mr. Lynch holds a B.A. in Economics from Duke University. Age 57.

ITEM 1A.  RISK FACTORS

We may be required to make increases in our provision for loan losses and to charge-off loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
For 2014, we recorded a provision for loan losses of $1.9 million compared to a provision for loan losses of $982,000 in 2013 and $3.5 million in 2012. We also recorded net loan charge-offs of $2.7 million in 2014 compared to net loan charge-offs of $623,000 in 2013 and $4.4 million in 2012. Our non-performing assets decreased to $6.3 million, or 0.6% of total assets and 4.2% of Tier 1 Bank capital, at December 31, 2014 from $15.0 million, or 1.4% of total assets and 10.4% of Tier 1 Bank capital, at December 31, 2013. Additionally, at December 31, 2014, loans that were criticized and classified as either special mention, substandard, doubtful or loss totaled $23.0 million, representing 2.1% of total assets, including nonaccruing loans of $3.5 million. If the economies we operate in and/or the real estate markets weaken, more of our criticized and classified loans may become nonperforming and we may be required to add additional reserves to our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining loan balance, which could have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.
In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, loss emergence periods, growth and seasoning of our loan portfolio, changes in the composition of our loan portfolio and the volume of and trends in our nonperforming, delinquent and criticized and classified loans. We also consider many qualitative factors, including lending policies and procedures, economic conditions and current general market collateral valuations, which are more subjective and fluid. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers' abilities to successfully execute their business models through changing economic environments, competitive challenges, the effect of the current and future economic conditions on collateral values and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.
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
At December 31, 2014, $568.0 million, or 77.2%, of our loan portfolio consisted of multi-family and commercial real estate and commercial and industrial loans. These types of loans have historically exposed us to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our multi-family and commercial real estate and commercial business borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgages or multi-family and commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value at default.
Assets acquired through foreclosure are carried at values which may not be realized at the ultimate disposition of the underlying assets.
We had assets acquired through foreclosure of $2.8 million and $6.3 million at December 31, 2014 and 2013, respectively. For 2014, we recorded assets acquired through foreclosure expense of $420,000 compared to $5.2 million in 2013 and $2.1 million in 2012, which includes valuation adjustments of $305,000, $5.0 million and $1.9 million for 2014, 2013 and 2012, respectively. At December 31, 2014, assets acquired through foreclosure consisted of other real estate owned. Other real estate owned is initially recorded at fair value less costs to sell. In periods subsequent to acquisition, each real estate asset is carried at the lower of the fair value of the asset, less estimated selling costs, or the amount at which the asset was initially recorded. The fair value of other real estate owned is determined using appraisals obtained from approved independent appraisers, agreements of sale or letters of intent, where applicable. We believe that our valuation of assets acquired through foreclosure is appropriate as of the corresponding balance sheet date. However, we may not recover the respective carrying values at the time of ultimate disposition of the assets, which could result in a loss on the sale of assets acquired through foreclosure, and have a material adverse effect on our financial condition and results of operations.

The unseasoned nature of our commercial loan portfolio may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.
Our multi-family and commercial real estate and commercial and industrial loan portfolios increased $375.1 million, or 194.4%, from $192.9 million at December 31, 2008 to $568.0 million at December 31, 2014. Accordingly, a large portion of our commercial loan portfolio remains unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.
Our construction loan portfolio may expose us to increased credit risk.
At December 31, 2014, our construction loan portfolio included commitments totaling $62.5 million, of which $39.5 million was outstanding, compared to $8.7 million and $5.9 million, respectively at December 31, 2013. The increase in the construction loan portfolio in 2014 was due to the Bank increasing this type of lending as real estate values stabilize and the economy recovers. In general, construction projects provide for an interest reserve that is utilized to pay the interest for a period of time until the project is expected to produce positive cash flows. It is possible that construction loan borrowers fully utilize their interest reserve before the project is able to generate cash flows. If a borrower has insufficient liquidity to pay interest on such projects, the loan could become impaired and require an increase in the allowance for loan losses, which would adversely impact our results of operations. Our ability to work with a borrower to modify or restructure their existing loan to avoid loss lessens as the loan approaches its maturity date.
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
Our residential mortgage loans and home equity loans expose us to risk of loss if real estate values decline.
At December 31, 2014, $108.2 million, or 14.7%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $19.6 million, or 2.6%, of our loan portfolio consisted of home equity loans, home equity lines of credit and other consumer loans. Because of our locations in southern New Jersey, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2014, 22.0% of our one- to four-family mortgage loans were secured by second homes and 9.1% were secured by rental properties. These loans generally are considered to be more risky than loans secured by the borrower's permanent residence, as a borrower who is experiencing financial difficulty is more likely to make payments on the loan secured by the borrower's primary residence before a vacation home. Additionally, declines in real estate values, which occurred during the most recent recession, may have caused some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.
Changes in interest rates could have a material adverse effect on our earnings.
Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates could adversely affect our interest rate spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. As of December 31, 2014, our models indicate that we are slightly asset sensitive indicating that our assets will tend to reprice faster than our liabilities, so they may adjust faster in response to changes in interest rates. As a result, when interest rates decline, the yield we earn on assets will decrease faster than our funding costs, causing our net interest margin to contract.
Changes in the slope of the "yield curve"—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our assets tend to reprice slightly faster than our liabilities, when the yield curve decreases or flattens, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable-rate loans.
Our procedures for managing interest rate risk exposure also involves monitoring exposure to interest rate increases and decreases of as much as 400 basis points. We report on a annual basis the impact on net portfolio value of an immediate and parallel increase of

400 basis points in interest rates or a 100 basis point decrease in interest rates. As of December 31, 2014, the simulations indicated an instantaneous and parallel 400 basis point increase in rates would result in approximately a 20.8% decrease in net portfolio value and an instantaneous and parallel 100 basis point decrease in rates would result in approximately a 0.9% increase in net portfolio value.
We also report on an annual basis the impact on net interest income over the next 12 months of an immediate and parallel increase of 400 basis points in interest rates or a 100 basis point decrease in interest rates. As of December 31, 2014, the simulations indicated an instantaneous and parallel 400 basis point increase in rates would result in approximately a $1.7 million, or 5.2%, increase in net interest income over the next 12 months and an instantaneous and parallel 100 basis point decrease would result in approximately a $700,000, or 2.2%, decrease in net interest income over the next 12 months.
Increases in mortgage interest rates could have a material adverse effect on stockholders’ equity.
At December 31, 2014, we held mortgage related securities available-for-sale with an amortized cost of $123.9 million and a fair value of $125.6 million, resulting in a net unrealized gain of $1.7 million. In accordance with generally accepted accounting principles, unrealized gains and temporary unrealized losses on available-for-sale securities are classified as accumulated other comprehensive income (loss), net of tax, and represent an adjustment to the Company’s stockholders’ equity. The fair value of mortgage related securities tends to increase or decrease based on changes in mortgage interest rates. As mortgage rates decrease, fair value tends to increase and as mortgage rates increase fair value tends to decrease. Increases in mortgage rates could adversely affect the fair value of our mortgage related securities which would reduce our stockholders’ equity.
If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security, which could hurt our financial conditions and results of operation.
We review individual securities in our investment portfolio quarterly to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income. As of December 31, 2014, our investment portfolio included securities with an amortized cost of $302.5 million and an estimated fair value of $304.9 million. Additionally, as of December 31, 2014, $125.6 million of securities had unrealized losses of $1.2 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flows or liquidity.
Strong competition within our market areas could reduce our profits.
We face intense competition in making loans, attracting deposits and attracting and retaining key employees. This competition has made it more difficult for us to make new loans and at times has forced us to offer lower rates on loans and increase rates on deposits, which negatively impacts net interest income. It has also made it more difficult and costly to attract and hire employees with the level of expertise we require to implement our strategic plan. Additional compensation expense increases noninterest expense, reducing net income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2014, which is the most recent date for which data is available from the FDIC, we held less than 1% of total deposits in counties where our offices are located. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Additionally, we expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.
Regulatory reform may have a material impact on our operations.
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was passed , which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;

•
creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

•	changes in regulation of consumer mortgage loan origination and risk retention.
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
Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse. Further, we expect that, at a minimum, our operating and compliance costs will increase as a result of new rules and regulations.
We will become subject to more stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.
In July 2013, the Federal Deposit Insurance Corporation and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Fox Chase Bank and Fox Chase Bancorp. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.
The rules include new risk-based capital and leverage ratios, which were effective January 1, 2015, and revise the definition of what constitutes "capital" for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4% for all institutions (unchanged from current rules). The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.
The application of more stringent capital requirements for Fox Chase Bank and Fox Chase Bancorp could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.
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
We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and security breaches could have a material adverse effect on us.
Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We currently conduct business through our ten full-service banking offices in Hatboro, Philadelphia, Richboro, Willow Grove, Warminster, Lahaska and West Chester, Pennsylvania and Ocean City, Egg Harbor Township and Marmora, New Jersey. We also maintain an operations center in Blue Bell, Pennsylvania. We own all of our offices, except for the office in Blue Bell. The lease for our Blue Bell office expires in January 2016. We have an option to extend the lease at the then prevailing market rate. The net book value of the land, buildings, furniture, fixture and equipment owned by us and used in the operation of our businesses was $9.4 million at December 31, 2014.

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

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters
The Company's common stock is listed on the Nasdaq Stock Market ("Nasdaq") under the trading symbol "FXCB." The following table sets forth the quarterly high and low sales prices of the Company's common stock for the two most recently completed fiscal years, as reported by Nasdaq, as well as information regarding cash dividends declared by the Company for the two most recently completed fiscal years. See Item 1, "—Regulation and Supervision—Bank Regulation—Restrictions on Dividends", "—Regulation and Supervision—Holding Company Regulation—Restrictions on Bank Holding Company Dividends" and Note 12 in the notes to the consolidated financial statements for more information relating to restrictions on the Bank's ability to pay dividends to the Company and on the Company's payment of dividends. As of February 27, 2015, the Company had approximately 987 holders of record of common stock.

	High	Low	Dividends Declared Per Common Share
2014
Fourth Quarter	$16.86	$16.24	$0.12
Third Quarter	$17.22	$16.01	$0.12
Second Quarter	$17.05	$15.85	$0.10
First Quarter	$17.60	$16.76	$0.26
2013
Fourth Quarter	$18.00	$17.25	$0.08
Third Quarter	$18.06	$16.70	$0.08
Second Quarter	$17.09	$16.45	$0.06
First Quarter	$17.44	$16.22	$0.06

Stock Performance Graph
The following graph compares the cumulative total return of the Company common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all SIC). The graph assumes that $100 was invested on December 31, 2009. Prices prior to June 29, 2010 are for Old Fox Chase Bancorp, Inc. and have been adjusted for the 1.0692 exchange ratio applied as part of the mutual-to-stock conversion. Cumulative total return assumes reinvestment of all dividends.
The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
50
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Fox Chase Bancorp, Inc.
NASDAQ Composite
SNL Mid-Atlantic Thrift

Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Fox Chase Bancorp, Inc.	100.00	133.09	142.74	190.83	201.21	201.23
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Mid-Atlantic Thrift	100.00	114.81	88.58	106.44	138.44	146.63

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1, 2014 through October 31, 2014	55,100	$16.25	55,100	740,124
November 1, 2014 through November 30, 2014	212,700	$16.25	212,700	527,424
December 1, 2014 through December 31, 2014	—	$—	—	527,424
Total	267,800	$16.25	267,800

(1)
In prior years, the Company announced repurchase programs under which it would repurchase, in the aggregate, up to 20% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions. As of December 31, 2014, all shares have been purchased under these programs.

On July 30, 2014, the Board of Directors approved an additional stock repurchase plan under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (603,295 shares). Under all plans, through December 31, 2014, the Company has purchased 2.9 million shares at a cost of $39.7 million.

ITEM 6.    SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report. The information at December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 is derived in part from the audited consolidated financial statements that appear in this annual report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$1,094,616	$1,116,622	$1,088,341	$1,015,863	$1,095,503
Cash and cash equivalents	17,213	11,947	25,090	7,586	38,314
Securities available-for-sale	134,037	256,557	296,107	248,770	311,303
Securities held-to-maturity	170,172	68,397	28,369	41,074	51,835
Loans receivable, net	724,326	720,490	683,865	670,572	642,653
Deposits	711,909	673,715	687,409	676,594	711,763
Short-term borrowings	50,000	80,500	70,500	8,500	—
FHLB advances	120,000	150,000	110,000	88,278	122,800
Other borrowed funds	30,000	30,000	30,000	50,000	50,000
Total stockholders' equity	175,911	173,467	181,465	188,192	205,704

Operating Data:
Interest income	$40,129	$40,129	$41,834	$45,946	$49,285
Interest expense	6,635	7,669	10,117	14,495	21,725
Net interest income	33,494	32,460	31,717	31,451	27,560
Provision for loan losses	1,943	982	3,478	5,734	6,213
Net interest income after provision for loan losses	31,551	31,478	28,239	25,717	21,347
Noninterest income	2,293	3,790	6,315	3,343	3,889
Noninterest expense	22,231	27,471	27,174	22,069	21,372
Income before income taxes	11,613	7,797	7,380	6,991	3,864
Income tax provision	3,418	2,263	2,318	2,212	1,120
Net income	$8,195	$5,534	$5,062	$4,779	$2,744

Per Share Data:
Earnings per share, basic (1)	$0.73	$0.49	$0.44	$0.36	$0.20
Earnings per share, diluted (1)	$0.71	$0.48	$0.43	$0.36	$0.20
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
Performance Ratios:
Return on average assets	0.76%	0.51%	0.50%	0.45%	0.24%
Return on average equity	4.63	3.13	2.74	2.36	1.65
Interest rate spread (1)	3.00	2.84	2.83	2.52	1.98
Net interest margin (2)	3.19	3.08	3.21	3.02	2.42
Noninterest expense to average assets	2.05	2.52	2.66	2.07	1.83
Efficiency ratio (3)	61.2	63.7	64.3	63.1	71.1
Average interest-earning assets to average interest-bearing liabilities	134.3	132.5	134.9	133.7	121.7
Average equity to average assets	16.33	16.22	18.12	19.07	14.30

Capital Ratios:
Total equity to total assets	16.07	15.53	16.67	18.53	18.78
Tier 1 capital (to adjusted assets) (4)	13.99	13.12	12.90	15.30	13.60
Tier 1 capital (to risk-weighted assets) (4)	18.97	18.44	19.45	22.88	22.53
Total risk-based capital (to risk-weighted assets) (4)	20.02	19.48	20.48	23.90	23.76

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.46	1.57	1.61	1.77	1.90
Allowance for loan losses as a percent of nonperforming loans	310.65	131.31	65.23	57.63	46.71
Net charge-offs to average outstanding loans during the period	0.38	0.09	0.66	0.94	0.67
Nonperforming loans as a percent of total loans	0.47	1.20	2.46	3.07	4.07
Nonperforming assets as a percent of total assets	0.57	1.35	2.36	2.30	2.72
_______________________________________________________________________________

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated statements of condition as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014 that appear elsewhere in this annual report.

General Overview
We conduct community banking activities by accepting deposits and making loans in our market area. Our lending products include multi-family and commercial real estate loans, commercial and industrial loans, one- to four-family residential real estate loans, and to a lesser extent, construction loans and consumer loans. We also maintain an investment portfolio consisting primarily of mortgage-backed securities to manage our liquidity and interest rate risk. Our loan and investment portfolios are funded with deposits as well as collateralized borrowings from the FHLB of Pittsburgh and commercial banks.
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
A secondary source of income is noninterest income, which is revenue that we receive from providing products and services. The majority of our non-interest income generally comes from fee income on deposit accounts such as cash management fee income on commercial accounts and service charge income on retail accounts as well as loan fee income from mortgage servicing and lending relationships such as unused line fees and warehouse line satisfaction fees. We also earn income on bank-owned life insurance and receive income from our investment in Philadelphia Mortgage Advisors. In some years, we recognize income from the sale of securities and assets acquired through foreclosure.
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
Furniture and equipment expenses, which are the fixed and variable costs of furniture and equipment, consist primarily of depreciation charges, furniture and equipment expenses and maintenance. Depreciation of equipment is computed using the straight-line method based on the useful lives of the related assets, which range from one to seven years for furniture, fixtures and equipment.
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
Our Business Strategy
Our goal is to be a leading relationship-based business and consumer bank in the markets we serve by delivering a wide array of financial products and personalized customer service. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers. Further, by offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate and providing access to senior officers, we can distinguish ourselves from the larger banks operating in our market area. At the same time, our capital base and greater product mix enables us to effectively compete against smaller banks. The following are the key elements of our business strategy:

•
Improve earnings through our continued emphasis on business banking.  Emphasizing business banking improves our profitability because commercial loans generally produce higher interest rates and the associated commercial business relationships produce higher deposit balances and fee income than consumer relationships. In this regard, we have added personnel to assist us in increasing our commercial business lending. We are also seeking to increase our commercial deposits, cash management services and fee income through our increase in commercial lending.

•
Maintain asset quality.  We have sought to maintain our asset quality and moderate credit risk by using conservative underwriting standards. Additionally, we have strengthened our oversight of problem assets through the use of a special assets group. The special assets group, which is run by our Chief Operating Officer and consists of other loan and credit administration officers, increases the frequency with which classified and criticized credits are reviewed and aggressively acts to resolve problem assets. Although we intend to continue our efforts to originate commercial real estate and commercial business loans, we intend to manage loan exposures and concentrations through conservative loan underwriting and credit administration standards.

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

•
Actively manage our balance sheet.  Continued difficult economic conditions have underscored the importance of a strong balance sheet. We strive to achieve this through managing our interest rate risk and maintaining strong capital levels, loan loss reserves and liquidity. Diversifying our asset mix not only improves our net interest margin but also reduces the exposure of our net interest income and earnings to interest rate risk. We will continue to manage our interest rate risk by diversifying the type and maturity of our assets in our loan and investment portfolios and monitoring the type and maturity of our liabilities in our deposit portfolio and borrowing facilities.

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

•
Continued expense control.  Management continues to focus on the level of noninterest expense and methods to identify cost savings opportunities, such as reviewing the number of employees, renegotiating key third-party contracts and reducing certain other operating expenses. In this regard, our efficiency ratios were 61.2%, 63.7% and 64.3% for 2014, 2013 and 2012, respectively.

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
Loans are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement or when a loan is classified as a troubled debt restructuring.  Factors considered by management in determining impairment include payment status, borrower cash flows, collateral value and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s original effective interest rate, the loan’s obtainable market price or the fair value of the collateral less costs to sell if the loan is collateral dependent.  The Company establishes an allowance for loan losses in the amount of the difference between fair value of the impaired loan and the loan’s carrying amount.
We establish a general allowance for loans that are not considered impaired to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio by loan segments and assigning reserve factors to each category. The reserve factors are calculated using the Company's historical losses and loss emergence periods, and are adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

•
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of the institution’s loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.
These reserve factors are subject to ongoing evaluation to ensure their relevance as compared to historical losses in the current environment. We perform this systematic analysis of the allowance on a quarterly basis. These criteria are analyzed and the allowance is developed and maintained at the segment level.
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
Valuation of Assets Acquired Through Foreclosure.  Assets acquired through foreclosure consist of other real estate owned and financial assets acquired from debtors.  Other real estate owned is initially recorded at fair value less costs to sell. In periods subsequent to acquisition, each real estate asset is carried at the lower of the fair value of the asset, less estimated selling costs, or the amount at which the asset was initially recorded. The fair value of other real estate owned is determined using appraisals obtained from approved independent appraisers, agreements of sale or letters of intent, where applicable.  Financial assets acquired from debtors are carried at fair value under the fair value option in accordance with FASB ASC 825 "Financial Instruments."  The fair value of financial assets acquired from debtors is determined using sales prices from executed sale agreements. Changes in the fair value of assets acquired through foreclosure at future reporting dates or at the time of disposition will result in an adjustment in assets acquired through foreclosure expense or net gain (loss) on sale of assets acquired through foreclosure, respectively.
Balance Sheet Analysis
General.    Total assets decreased $22.0 million, or 2.0%, to $1.09 billion at December 31, 2014 from $1.12 billion at December 31, 2013. Total loans increased $3.8 million, or 0.5%, to $724.3 million at December 31, 2014 from $720.5 million at December 31, 2013. Total securities decreased $20.7 million, or 6.4%, to $304.2 million at December 31, 2014 from $325.0 million at December 31, 2013. Total liabilities decreased $24.5 million, or 2.6%, to $918.7 million at December 31, 2014 from $943.2 million at December 31, 2013. Short-term borrowings and FHLB advances decreased $30.5 million and $30.0 million, respectively, from December 31, 2013 to December 31, 2014, offset by a $38.2 million increase in deposits. Total stockholders' equity increased $2.4 million, or 1.4%, primarily due to net income of $8.2 million, other comprehensive income of $4.6 million and stock based compensation activity (which includes proceeds received from the exercise of stock options) of $2.9 million, offset by dividends paid of $6.9 million and $6.3 million of common stock repurchased during 2014.
Loans.    The largest segment of our loan portfolio is multi-family and commercial real estate loans. At December 31, 2014, these loans totaled $388.8 million and represented 52.9% of total loans, compared to $408.4 million, or 55.8%, of total loans at December 31, 2013 and $368.9 million, or 53.1%, of total loans at December 31, 2012. Fox Chase Bank expects to continue to emphasize this type of lending.
Commercial and industrial loans totaled $179.2 million, or 24.4%, of total loans at December 31, 2014, compared to $168.0 million, or 22.9%, of total loans at December 31, 2013 and $113.8 million, or 16.4%, of total loans at December 31, 2012. The increases in 2014 and 2013 reflect the success of the middle market team hired in 2009. Fox Chase Bank expects to continue emphasis on this type of lending.
One- to four-family residential loans totaled $108.2 million, or 14.7%, of total loans at December 31, 2014, compared to $127.5 million, or 17.4%, of total loans at December 31, 2013 and $158.8 million, or 22.9%, of total loans at December 31, 2012. The decreases in 2014 and 2013 were due to reduced loan originations as a result of management's reluctance to place low-rate, long-term, one- to four-family residential loans on the Company's balance sheet. Fox Chase Bank has not originated subprime loans in its loan portfolio. Given the recent uncertain economic environment, relatively low interest rates and increased consumer compliance costs, Fox Chase Bank does not presently emphasize this type of lending.
Consumer loans totaled $19.6 million, or 2.6%, of total loans at December 31, 2014, compared to $22.5 million, or 3.1%, of total loans at December 31, 2013 and $30.6 million, or 4.4%, of total loans at December 31, 2012. Given the current uncertain economic environment and increased consumer compliance costs, Fox Chase Bank does not presently emphasize this type of lending.
Construction loans totaled $39.5 million, or 5.4%, of total loans at December 31, 2014, compared to $5.9 million, or 0.8%, of total loans at December 31, 2013 and $22.6 million, or 3.2%, of total loans at December 31, 2012. The increase of $33.6 million from 2013 to 2014 was a result of Fox Chase Bank increasing this type of lending activity as real estate values stabilize and the economy recovers. The Bank continues to provide construction financing for retail, multi-family and residential properties.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$108,208	14.7%	$127,501	17.4%	$158,828	22.9%	$198,669	29.1%	$238,612	36.4%
Multi-family and commercial	388,821	52.9	408,365	55.8	368,948	53.1	313,060	45.9	249,262	38.1
Construction	39,541	5.4	5,904	0.8	22,591	3.2	18,243	2.7	31,190	4.8
Total real estate loans	536,570	73.0	541,770	74.0	550,367	79.2	529,972	77.7	519,064	79.3
Consumer loans	19,599	2.6	22,478	3.1	30,585	4.4	44,667	6.5	55,169	8.4
Commercial and industrial loans	179,181	24.4	168,013	22.9	113,820	16.4	107,781	15.8	80,645	12.3
Total loans	735,350	100.0%	732,261	100.0%	694,772	100.0%	682,420	100.0%	654,878	100.0%
Less:
Deferred loan origination costs (fees), net	(294)		(242)		263		227		218
Allowance for loan losses	(10,730)		(11,529)		(11,170)		(12,075)		(12,443)
Net loans	$724,326		$720,490		$683,865		$670,572		$642,653

The Company had approximately $200.1 million and $188.6 million of loans in New Jersey at December 31, 2014 and 2013, respectively. Other than the loans in New Jersey, the majority of the Company's loans are in the geographic areas near the Company's branches in Southeastern Pennsylvania.
Loan Maturity. The following tables set forth certain information at December 31, 2014 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees and costs.

	December 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Amounts due in:
One year or less	$18	$11,001	$15,258	$1,367	$66,314	$93,958
More than one year to two years	218	18,396	14,557	225	18,680	52,076
More than two years to three years	1,209	34,126	—	735	18,141	54,211
More than three years to five years	6,411	77,236	8,695	2,360	23,983	118,685
More than five years to ten years	4,491	196,445	1,031	6,097	32,604	240,668
More than ten years to fifteen years	5,039	8,139	—	3,044	—	16,222
More than fifteen years	90,822	43,478	—	5,771	19,459	159,530
Total	$108,208	$388,821	$39,541	$19,599	$179,181	$735,350
The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2014 that are due after December 31, 2015 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude deferred loan fees, net.

	Fixed Rates	Floating or Adjustable Rates	Total
		(In thousands)
Real estate loans:
One- to four-family	$103,156	$5,034	$108,190
Multi-family and commercial	119,201	258,619	377,820
Construction	3,801	20,482	24,283
Consumer loans	9,046	9,186	18,232
Commercial and industrial loans	10,033	102,834	112,867
Total	$245,237	$396,155	$641,392

Securities.    Our securities portfolio consists primarily of agency residential mortgage related securities, and, to a lesser extent, private label residential and commercial mortgage securities, obligations of U.S. government agencies and investment grade corporate securities. The amortized cost of total securities decreased $29.4 million, or 8.8%, during 2014. Purchases in 2014 consisted of mortgage related securities totaling $23.5 million, of which, $20.6 million were classified as held-to-maturity and $2.8 million were classified as available-for-sale. These purchases were offset by principal repayments of $47.4 million, the redemption of $2.0 million in corporate securities, amortization of net premiums of $1.9 million and a $1.6 million reduction due to mortgage related securities being transferred from available-for-sale to held-to-maturity.
During 2014, mortgage related securities available-for-sale decreased $129.0 million from $253.0 million at December 31, 2013 to $123.9 million at December 31, 2014 and mortgage related securities held-to-maturity increased $101.8 million from $68.4 million at December 31, 2013 to $170.2 million at December 31, 2014. These changes are largely driven by the transfer of 38 residential mortgage related securities with a fair value of $96.9 million from available-for-sale securities to held-to-maturity during the quarter ended September 30, 2014.
The amortized cost of total securities increased $14.4 million, or 4.5%, during 2013. Purchases in 2013 consisted of mortgage related securities totaling $101.2 million, of which, $51.4 million were classified as held-to-maturity and $49.8 million were classified as available-for-sale. These purchases were offset by principal repayments of $73.3 million, the sale of $9.0 million of mortgage related securities, the redemption of $2.0 million in corporate securities and amortization of net premiums of $2.5 million.
The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for Sale:
Obligations of U.S. government agencies	$300	$302	$300	$308	300	314
Corporate securities	8,053	8,086	10,145	10,181	12,207	12,177
	8,353	8,388	10,445	10,489	12,507	12,491
Private label commercial mortgage related security	—	—	2,118	2,120	6,119	6,197
Agency residential mortgage related securities	123,929	125,649	250,851	243,948	270,461	277,419
Total mortgage related securities	123,929	125,649	252,969	246,068	276,580	283,616
Total available-for-sale securities	$132,282	$134,037	$263,414	$256,557	$289,087	$296,107
Held-to-Maturity:
Private label residential mortgage related security	$2,979	$2,985	$—	$—	$—	$—
Agency residential mortgage related securities	167,193	167,869	68,397	67,491	28,369	29,451
Total mortgage related securities	170,172	170,854	68,397	67,491	28,369	29,451
Total securities	$302,454	$304,891	$331,811	$324,048	$317,456	$325,558

At December 31, 2014, we had no investments in a single issuer (other than state or U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity.
See Note 2 to the consolidated financial statements for a schedule of gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013 and details of realized investment securities gains (losses) aggregated by security category for the years ended December 31, 2014, 2013 and 2012.
As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of FHLB of Pittsburgh capital stock. The stock holding requirement is based on a percentage of the Bank's borrowings and a percentage of the Bank's "eligible assets" as defined by the FHLB. Percentages of borrowings and "eligible assets" used to determine the stock requirement are set by the FHLB from a defined range. Maximum percentages are 6.00% of its advances plus 1.00% of the Bank’s "eligible assets." Minimum percentages are 2.00% of its advances plus 0.05% of "eligible assets." Current percentages are 4.00% of advances plus 0.10% of "eligible assets."

As of December 31, 2014, given the current level of FHLB advances and "eligible assets," the Bank’s maximum potential stock obligation was $14.2 million and minimum potential stock obligation was $3.0 million. The Company held $6.0 million in FHLB stock at that date.
The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2014. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More Than 1 Year to 5 Years		More Than 5 Years to 10 Years		More Than 10 Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale:
Obligations of U.S. government agencies	$302	2.25%	$—	—%	$—	—%	$—	—%	$302	2.25%
Corporate securities	5,516	1.35	2,570	1.78	—	—	—	—	8,086	1.49
	5,818		2,570		—		—		8,388
Agency residential mortgage related securities	—	—	934	5.04	13,989	3.36	110,726	2.33	125,649	2.46
Total mortgage related securities	$—		$934		$13,989		$110,726		$125,649
Held-to-Maturity:
Private label residential mortgage related security	$—	—%	$—	—%	$—	—%	$2,985	1.98%	$2,985	1.98%
Agency residential mortgage related securities	—	—	—	—	26,653	1.93	141,216	2.13	167,869	2.10
Total mortgage related securities	—		—		26,653		144,201		170,854
Total securities	$5,818		$3,504		$40,642		$254,927		$304,891

Real Estate Held for Investment.    Fox Chase Bank had real estate held for investment of $1.6 million at December 31, 2014 and 2013, which represented undeveloped land located in Absecon, New Jersey. In accordance with regulatory guidelines, because this real estate held for investment was not sold or placed in service by June 2011 (eight years from acquisition), for regulatory reporting purposes, the full amount of this asset is recorded as a reduction of risk-based capital at December 31, 2014 and 2013.
Cash and Cash Equivalents.    Our primary source of short-term liquidity is comprised of branch working cash, a reserve requirement account at the Federal Reserve, an account at the FHLB of Pittsburgh and money market accounts. Cash and cash equivalents increased $5.3 million during 2014 due to the decrease in securities and the increase in deposits, offset by an increase in loans and a decrease in borrowings.
Deposits.    Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing NOW accounts, money market accounts, savings accounts, brokered deposits and certificates of deposit. These deposits are provided primarily by individuals and businesses within our market areas. Deposits increased $38.2 million, or 5.7%, for 2014, primarily as a result of increases in noninterest bearing deposits of $68.0 million and savings and club accounts of $21.7 million, offset by decreases in certificates of deposit of $37.7 million, money market accounts of $11.2 million, NOW accounts of $2.2 million and brokered deposits of $517,000. The increase in noninterest-bearing demand accounts was primarily due to deposits obtained from commercial borrowing relationships. The increase in savings and club accounts was primarily due to promotional offerings within the Advantage Savings product line during 2014. The decrease in non-brokered certificates of deposit were due to maturities during the period exceeding new issuances. The decrease in money market accounts was primarily due to the Company not offering promotional rates during 2014.
Deposits decreased $13.7 million, or 2.0%, for 2013, primarily as a result of decreases in certificates of deposit of $38.2 million, money market accounts of $12.3 million and noninterest bearing deposits of $7.4 million, offset by increases in brokered deposits of $20.7 million, NOW accounts of $14.4 million and savings accounts of $9.1 million. The decreases in certificates of deposit and money market accounts were primarily due to the Company not offering any promotional rates in 2013. The increase in brokered deposits was driven by the Company's desire to access this type of low-cost deposit funding. The increase in NOW accounts was primarily driven by continued success of a new product introduced in 2012 and the increase in savings accounts was due to promotional rates offered during the fourth quarter of 2013.

The following table sets forth the balances of our deposit products at the dates indicated.

	December 31,
	2014		2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand accounts	$168,791	—%	$100,748	—%	108,176	—%
NOW accounts	82,417	0.21	84,569	0.21	70,199	0.22
Money market accounts	73,802	0.22	85,017	0.20	97,318	0.19
Savings and club accounts	129,893	0.37	108,183	0.22	99,046	0.14
Brokered deposits	70,817	0.73	71,334	0.56	50,637	0.51
Certificates of deposit	186,189	0.87	223,864	1.26	262,033	1.59
Total	$711,909	0.42%	$673,715	0.56%	$687,409	0.71%

The following table indicates the amount of certificates of deposit greater than or equal to $100,000 by time remaining until maturity at December 31, 2014. Brokered deposits in the amount of $70.8 million at December 31, 2014 are not included in total certificates of deposit greater than or equal to $100,000.

Maturity Period at December 31, 2014	Certificates of Deposit ≥ $100,000
(In thousands)
Three months or less	$8,212
Over three through six months	4,834
Over six through twelve months	9,217
Over twelve months	20,159
Total	$42,422

The following table sets forth all time deposits (including brokered deposits) classified by rates at the dates indicated.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
0.00 - 1.00%	$194,251	$211,147	$191,709
1.01 - 2.00%	41,049	31,384	41,235
2.01 - 3.00%	15,917	22,098	32,104
3.01 - 4.00%	2,844	18,566	24,297
4.01 - 5.00%	2,945	11,855	23,176
5.01 - 6.00%	—	148	149
6.01 - greater	—	—	—
Total	$257,006	$295,198	$312,670

The following table sets forth the amount and maturities of time deposits, including brokered deposits, classified by rates at December 31, 2014.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$123,741	$35,164	$23,758	$11,588	$194,251	75.58%
1.01 - 2.00%	4,018	2,455	20,046	14,530	41,049	15.97
2.01 - 3.00%	6,868	4,834	—	4,215	15,917	6.19
3.01 - 4.00%	770	62	151	1,861	2,844	1.11
4.01 - 5.00%	2,367	108	470	—	2,945	1.15
5.01 - 6.00%	—	—	—	—	—	—
6.01 - greater	—	—	—	—	—	—
Total	$137,764	$42,623	$44,425	$32,194	$257,006	100.00%

The following table sets forth time deposit, including brokered deposits, activity for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$295,198	$312,670	$337,865
Decrease before interest credited	(40,747)	(21,331)	(30,716)
Interest credited	2,555	3,859	5,521
Net decrease in time deposits	(38,192)	(17,472)	(25,195)
Ending balance	$257,006	$295,198	$312,670

Borrowings.    During 2014, three FHLB advances matured totaling $40.0 million and the Company obtained one additional term FHLB advance totaling $10.0 million. As of December 31, 2014, Fox Chase Bank had outstanding borrowings of $120.0 million with the FHLB and $30.0 million with another commercial bank.
During 2013, the Company obtained five additional term FHLB advances totaling $40.0 million. As of December 31, 2013, Fox Chase Bank had outstanding borrowings of $150.0 million with the FHLB and $30.0 million with another commercial bank.
Short-term borrowings consist of overnight borrowings plus term borrowings with an original maturity less than one year. Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB. As of December 31, 2014, the Company had $50.0 million of short-term borrowings consisting of $35.0 million of overnight borrowings and $15.0 million of short-term borrowings with an original maturity less than one year. The weighted average rates for these borrowings was 0.31% and 0.33%, respectively. As of December 31, 2013, the Company had $80.5 million of short term borrowings consisting solely of overnight borrowings with a weighted average rate of 0.32%.
The following table summarizes the Company's borrowing activity as of and for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end during the period	$254,900	$260,500	$210,500
Average borrowings outstanding during the period	214,980	213,175	137,279
Weighted average interest rate during the period	1.59%	1.56%	2.75%
Balance outstanding at end of period	$200,000	$260,500	$210,500
Weighted average interest rate at end of period	1.65%	1.35%	1.51%

On January 5, 2015, the Bank modified the four non-callable fixed rate borrowings totaling $25.0 million. Prior to the modification, the borrowings had a weighted average fixed rate of 3.33% and a weighted average term to maturity of 3.8 years. Subsequent to the modification, the borrowings have a weighted average variable rate of one-month LIBOR plus 1.79% and a weighted average term to maturity of 5.0 years.
Results of Operations for the Years Ended December 31, 2014, 2013 and 2012
Overview.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income	$8,195	$5,534	$5,062
Basic earnings per share	0.73	0.49	0.44
Diluted earnings per share	0.71	0.48	0.43
Return on average assets	0.76%	0.51%	0.50%
Return on average equity	4.63	3.13	2.74
Average equity to average assets	16.33	16.22	18.12
2014 vs. 2013.    Net income increased $2.7 million, or 48.1%, for 2014 compared to 2013. The 2014 results included an increase in net interest income of $1.0 million, an increase of $1.0 million in the provision for loan losses, a decrease of $1.5 million in noninterest income, a decrease of $5.2 million in noninterest expense and an increase in tax provision of $1.2 million.
2013 vs. 2012.    Net income increased $472,000, or 9.3%, for 2013 compared to 2012. The 2013 results included an increase in net interest income of $743,000, a reduction of $2.5 million in the provision for loan losses, a decrease of $2.5 million in noninterest income, an increase of $297,000 in noninterest expense and a decrease in tax provision of $55,000.
Net Interest Income.
2014 vs. 2013.    Net interest income increased $1.0 million, or 3.2%, to $33.5 million for 2014 compared to $32.5 million for 2013. The net interest margin was 3.19% for 2014 compared to 3.08% for 2013. The increase in net interest income was primarily attributable to decreases in interest-bearing liabilities and their respective costs and increases in non-interest bearing deposits.
Total interest income was $40.1 million in 2014 which was unchanged from 2013. Interest and fees on loans increased $50,000, or 0.2%, to $32.7 million in 2014 driven primarily by a $16.8 million increase in average loan balances offset by a 10 basis point decrease in yield which is a result of the sustained low interest rate environment. Interest income on mortgage-related securities decreased $300,000, or 4.2%, due to a $20.8 million reduction in average balances offset by a 5 basis points increase in yield driven by reduced premium amortization resulting from reduced prepayment speeds. Interest and dividends on investment securities increased $245,000, or 77.0%, due to increased dividends on FHLB stock.
Total interest expense decreased $1.0 million, or 13.5%, to $6.6 million for 2014 compared to $7.7 million for 2013, due primarily to a $1.1 million decrease in interest expense on deposits, offset by a $100,000 increase in interest expense on FHLB advances. The decrease in interest expense on deposits was due to a $15.3 million decrease in the average outstanding balance of interest-bearing deposit accounts and a 39 basis point decrease in the average rate paid on certificates of deposit, primarily due to the lower interest rate environment as well as the re-pricing of certificates of deposits at maturity. Interest expense on FHLB advances increased primarily due to an increase in average borrowings of $8.2 million, offset by a 2 basis point reduction in average cost.
2013 vs. 2012.    Net interest income increased $743,000, or 2.3%, to $32.5 million for 2013 compared to $31.7 million for 2012. The net interest margin was 3.08% for 2013 compared to 3.21% for 2012. The increase in net interest income was primarily attributable to increases in interest-earning assets and noninterest-bearing deposits, and a decrease in the cost of interest-bearing liabilities, offset by a decrease in the yield on interest-earning assets.
Total interest income decreased $1.7 million, or 4.1%, to $40.1 million for 2013, primarily due to a decrease in interest and fees on loans of $1.2 million, or 3.6%, and a decrease in interest on mortgage related securities of $447,000, or 5.9%. Interest income on loans decreased due to a reduction of 40 basis points in yield offset by an increase of $31.1 million in the average balance of total loans. Interest income on mortgage-related securities decreased due to a reduction of 44 basis points in yield offset by an increase in average balance of $37.5 million. Reductions in yields for both loans and mortgage-related securities are reflective of the continued low interest rate environment.
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

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$8,316	$7	0.08%	$5,921	$2	0.04%	$7,569	$8	0.10%
Mortgage related securities
Available-for-sale	202,754	4,747	2.34%	276,463	6,152	2.23%	255,688	7,017	2.74%
Held-to-maturity	104,760	2,112	2.02%	51,875	1,007	1.94%	35,120	589	1.68%
Total mortgage related securities	307,514	6,859	2.23%	328,338	7,159	2.18%	290,808	7,606	2.62%
Investment securities	18,687	563	3.01%	20,755	318	1.53%	21,958	342	1.56%
Loans:
Residential loans	119,239	5,595	4.69%	142,620	6,691	4.69%	178,316	8,704	4.88%
Commercial loans	575,727	26,118	4.54%	530,741	24,714	4.66%	450,135	23,472	5.21%
Consumer loans	20,707	987	4.77%	25,499	1,245	4.88%	39,312	1,702	4.33%
Total Loans	715,673	32,700	4.57%	698,860	32,650	4.67%	667,763	33,878	5.07%
Allowance for loan losses	(11,458)			(11,438)			(11,781)
Net loans	704,215	32,700		687,422	32,650		655,982	33,878
Total interest-earning assets	1,038,732	40,129	3.86%	1,042,436	40,129	3.81%	976,317	41,834	4.23%
Noninterest-earning assets	44,156			49,202			43,923
Total assets	$1,082,888			$1,091,638			$1,020,240
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$179,578	$386	0.21%	$165,931	$344	0.21%	$164,364	$573	0.35%
Savings accounts	112,358	275	0.24%	98,661	141	0.14%	94,783	253	0.27%
Brokered deposits	62,121	450	0.72%	64,976	391	0.60%	36,553	194	0.53%
Certificates of deposit	204,137	2,105	1.03%	243,919	3,468	1.42%	290,722	5,327	1.83%
Total interest-bearing deposits	558,194	3,216	0.58%	573,487	4,344	0.76%	586,422	6,347	1.08%
Short-term borrowings	41,000	127	0.31%	47,368	130	0.28%	15,851	38	0.24%
FHLB advances	143,980	2,288	1.59%	135,807	2,188	1.61%	82,039	2,383	2.90%
Other borrowed funds	30,000	1,004	3.35%	30,000	1,007	3.36%	39,389	1,349	3.42%
Total borrowings	214,980	3,419	1.59%	213,175	3,325	1.56%	137,279	3,770	2.75%
Total interest-bearing liabilities	773,174	6,635	0.86%	786,662	7,669	0.97%	723,701	10,117	1.40%
Noninterest-bearing deposits	125,264			121,101			107,143
Other noninterest-bearing liabilities	7,569			6,851			4,503
Total liabilities	906,007			914,614			835,347
Stockholders’ equity	178,068			177,141			178,687
Accumulated comprehensive income	(1,187)			(117)			6,206
Total stockholders' equity	176,881			177,024			184,893
Total liabilities and stockholders’ equity	$1,082,888			$1,091,638			$1,020,240
Net interest income		$33,494			$32,460			$31,717
Interest rate spread			3.00%			2.84%			2.83%
Net interest margin			3.19%			3.08%			3.21%
Average interest-earning assets to average interest-bearing liabilities			134.35%			132.51%			134.91%

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

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Compared to			Compared to
	Year Ended December 31, 2013			Year Ended December 31, 2012
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest Income:	(In thousands)
Interest-earning demand deposits	$4	$1	$5	$(4)	$(2)	$(6)
Mortgage related securities
Available-for-sale	235	(1,640)	(1,405)	(1,434)	569	(865)
Held-to-maturity	79	1,026	1,105	137	281	418
Total mortgage related securities	314	(614)	(300)	(1,297)	850	(447)
Investment securities	276	(31)	245	17	(41)	(24)
Loans:
Residential loans	1	(1,097)	(1,096)	(271)	(1,742)	(2,013)
Commercial loans	(690)	2,094	1,404	(2,958)	4,200	1,242
Consumer loans	(24)	(234)	(258)	141	(598)	(457)
Total loans	(713)	763	50	(3,088)	1,860	(1,228)
Total interest-earning assets	(119)	119	—	(4,372)	2,667	(1,705)

Interest Expense:
NOW and money market deposits	13	29	42	(234)	5	(229)
Savings accounts	114	20	134	(122)	10	(112)
Brokered deposits	77	(18)	59	46	151	197
Certificates of deposit	(797)	(566)	(1,363)	(1,003)	(856)	(1,859)
Total interest-bearing deposits	(593)	(535)	(1,128)	(1,313)	(690)	(2,003)

Short-term borrowings	14	(17)	(3)	16	76	92
FHLB advances	(32)	132	100	(1,754)	1,559	(195)
Other borrowed funds	(3)	—	(3)	(21)	(321)	(342)
Total borrowings	(21)	115	94	(1,759)	1,314	(445)
Total interest-bearing liabilities	(614)	(420)	(1,034)	(3,072)	624	(2,448)
Net change in net interest income	$495	$539	$1,034	$(1,300)	$2,043	$743

Provision for Loan Losses.
The following table presents the activity within the allowance for loan losses, including the provision for loan losses, during 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance, beginning	$11,529	$11,170	$12,075
Provision for loan losses	1,943	982	3,478
Loans charged off	(2,835)	(713)	(4,527)
Recoveries	93	90	144
Balance, ending	$10,730	$11,529	$11,170

2014 vs. 2013. Fox Chase Bancorp recorded a provision for loan losses of $1.9 million in 2014 compared to $982,000 in 2013. The increase in provision for the year ended December 31, 2014 was primarily due to one commercial and industrial loan which defaulted during the year. The Company recorded a $2.0 million charge-off and the remainder of the loan was paid off during 2014.
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
Noninterest Income.  The following table shows the components of noninterest income and the percentage changes for 2014, 2013 and 2012.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2014	2013	2012	2014/2013		2013/2012
	(Dollars in thousands)
Service charges and other fee income	$1,604	$1,694	$1,597	$(90)	(5.3)%	$97	6.1%
Net (loss) gain on sale of assets acquired through foreclosure	(68)	484	135	(552)	(114.0)	349	258.5
Income on bank-owned life insurance	480	470	471	10	2.1	(1)	(0.2)
Equity in earnings of affiliate	172	445	690	(273)	(61.3)	(245)	(35.5)
Other	105	165	130	(60)	(36.4)	35	26.9
Net gains on sale of investment securities	—	532	3,292	(532)	(100.0)	(2,760)	(83.8)
Total Noninterest Income	$2,293	$3,790	$6,315	$(1,497)	(39.5)%	$(2,525)	(40.0)%

2014 vs. 2013.    Noninterest income decreased $1.5 million, or 39.5%. Net gain on sale of assets acquired through foreclosure decreased $552,000 due to four properties being sold with a combined loss on sale of $68,000 in 2014 compared to eleven sales during 2013, which resulted in a gain on sale of $484,000. Equity in earnings of affiliate decreased $273,000 due to decreased income on the Bank’s investment in Philadelphia Mortgage Advisors as a result of decreased mortgage loan volume for 2014. Net gain on sale of investment securities decreased $532,000 due to the sale of $9.0 million of investment securities during 2013 compared to no sales in 2014.
2013 vs. 2012.    Noninterest income decreased $2.5 million, or 40.0%. Net gain on sale of investment securities decreased $2.8 million due to the sale of $72.9 million of investment securities during 2012 compared to the sale of $9.0 million of investment securities during 2013. Net gain on sale of assets acquired through foreclosure increased $349,000. Service charges and other fee income increased $97,000, primarily due to income from our cash management products. Equity in earnings of affiliate decreased $245,000 due to decreased income on the Bank’s investment in Philadelphia Mortgage Advisors as a result of decreased mortgage loan volume for 2013.

Noninterest Expense.   The following table shows the components of noninterest expense and the percentage changes for 2014, 2013 and 2012.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2014	2013	2012	2014/2013		2013/2012
	(Dollars in thousands)
Salaries, benefits and other compensation	$14,380	$14,338	$13,540	$42	0.3%	$798	5.9%
Occupancy expense	1,709	1,689	1,702	20	1.2	(13)	(0.8)
Furniture and equipment expense	390	469	537	(79)	(16.8)	(68)	(12.7)
Data processing costs	1,542	1,537	1,797	5	0.3	(260)	(14.5)
Professional fees	1,417	1,691	1,706	(274)	(16.2)	(15)	(0.9)
Marketing expense	302	248	270	54	21.8	(22)	(8.1)
FDIC premiums	571	709	773	(138)	(19.5)	(64)	(8.3)
Assets acquired through foreclosure expense	420	5,201	2,143	(4,781)	(91.9)	3,058	142.7
Loss on extinguishment of debt	—	—	3,018	—	—	(3,018)	(100.0)
Other	1,500	1,589	1,688	(89)	(5.6)	(99)	(5.9)
Total Noninterest Expense	$22,231	$27,471	$27,174	$(5,240)	(19.1)%	$297	1.1%

2014 vs. 2013.    Noninterest expense decreased $5.2 million, or 19.1%. Assets acquired through foreclosure expense decreased $4.8 million, primarily due to decreases in valuation adjustments of $4.7 million.  Valuation adjustments on assets acquired through foreclosure totaled $305,000 for 2014. Valuation adjustments on assets acquired through foreclosure for 2013 totaled $5.0 million. Professional fees decreased $274,000, primarily due to reduced loan workout costs. FDIC premiums decreased $138,000 due to reduced assessment rates. Furniture and equipment expense decreased $79,000 as certain assets at the Bank's operations center in Blue Bell, PA became fully depreciated in 2014. Other noninterest expense decreased $89,000 primarily due to reduced supervisory assessments associated with the Bank's charter conversion at the end of 2013.
2013 vs. 2012.    Noninterest expense increased $297,000, or 1.1%. Assets acquired through foreclosure expense increased $3.1 million, primarily due to an increase in valuation adjustments of $3.1 million.  Valuation adjustments on assets acquired through foreclosure totaled $5.0 million for 2013, which was primarily driven by a $4.8 million valuation adjustment on insurance policies. Valuation adjustments on assets acquired through foreclosure for 2012 totaled $1.9 million.  Salaries, benefits and other compensation increased $798,000, or 5.9%, primarily as a result of increased staffing costs, annual merit increases, higher employee stock ownership plan costs due to our higher stock price and higher benefit plan insurance costs.  These increases were offset by a decrease in loss on extinguishment of debt of $3.0 million due to the extinguishment of debt totaling $56.3 million during the year ended December 31, 2012. No debt was extinguished during 2013. Data processing costs decreased $260,000 primarily due to the renegotiation of a data processing contract that became effective in January 2013.
Income Taxes.
2014 vs. 2013.    Income tax expense for 2014 and 2013 was $3.4 million and $2.3 million, respectively.  The Bancorp’s effective income tax rate for 2014 and 2013 was 29.4% and 29.0%, respectively. These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.
2013 vs. 2012.    Income tax expense for 2013 and 2012 was $2.3 million.  The Bancorp’s effective income tax rate for 2013 and 2012 was 29.0% and 31.4%, respectively. These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income. Tax-exempt income for 2013 was higher than 2012 due to increased tax-exempt loans.

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
Credit Risk Management.    Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our Special Assets Group, which is run by our Chief Operating Officer and other loan and credit administration officers, is responsible for the oversight of problem assets and increases the frequency with which criticized and classified credits are reviewed and aggressively acts to resolve problem loans.
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
Management reports to the Board of Directors or a committee of the Board monthly regarding the status of nonperforming loans, assets acquired through foreclosure, troubled debt restructurings, loans delinquent more than 30 days and any other loans requiring special attention. Additionally, the Bank monitors loan concentration by industry on a monthly basis to ensure such levels are within predetermined limits as set by the Risk Management Committee.
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
Assets acquired through foreclosure consists of other real estate owned and financial assets acquired from debtors. These assets are obtained through foreclosure, by a deed-in-lieu of foreclosure, in-substance foreclosure or in exchange for satisfaction of debt. Other real estate owned is initially recorded at fair value less costs to sell. In periods subsequent to acquisition, each real estate asset is carried at the lower of the fair value of the asset, less estimated selling costs, or the amount at which the asset was initially recorded. Financial assets acquired from debtors are carried at fair value under the fair value option in accordance with FASB ASC 825 "Financial Instruments."  Changes in the fair value of assets acquired through foreclosure at future reporting dates or at the time of disposition will result in an adjustment in assets acquired through foreclosure expense or net gain (loss) on sale of assets acquired through foreclosure, respectively. Holding costs are recorded as assets acquired through foreclosure expense.

The following table provides information with respect to our nonperforming assets and impaired loans by segment at the dates indicated.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccruing Loans:
One- to four-family real estate	$1,741	$2,390	$3,355	$6,885	$10,813
Multi-family and commercial real estate	1,395	3,031	5,284	3,814	6,180
Construction	—	3,231	6,434	6,372	9,279
Consumer	243	128	2,051	7	365
Commercial and industrial	75	—	—	—	—
Total	$3,454	$8,780	$17,124	$17,078	$26,637

Accruing Loans Past Due 90 Days or More:
Consumer	—	—	—	3,875	—
Total	$—	$—	$—	$3,875	$—

Nonperforming Loans	3,454	8,780	17,124	20,953	26,637

Assets Acquired Through Foreclosure	2,814	6,252	8,524	2,423	3,186
Total Nonperforming Assets	$6,268	$15,032	$25,648	$23,376	$29,823

Total nonperforming loans to total loans	0.47%	1.20%	2.46%	3.07%	4.07%
Total nonperforming loans to total assets	0.32	0.79	1.57	2.06	2.43
Total nonperforming assets to total assets	0.57	1.35	2.36	2.30	2.72

Impaired Loans:
Nonaccruing loans	$3,454	$8,780	$17,124	$17,078	$26,637
Accruing troubled debt restructurings	3,624	6,786	7,388	7,207	8,617
Other impaired loans	4,454	—	—	6,229	3,894
Total impaired loans	$11,532	$15,566	$24,512	$30,514	$39,148

At December 31, 2014, nonperforming assets were comprised of the following:

•	Five multi-family and commercial real estate loans, the largest of which is secured by rental properties located in the Greater Philadelphia Area.

•	One commercial and industrial loan to a business located in New Castle County, Delaware.

•	Nine one- to four-family loans, the largest of which is secured by a single-family home located in Montgomery County, Pennsylvania.

•	Five consumer loans which are secured by second or third lien mortgage positions.

•	Assets acquired through foreclosure consisting of four properties with a total carrying value of $2.8 million.
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
The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	December 31,
	2014	2013	2012
	(In thousands)
Special mention assets	$14,141	$15,091	$10,366
Substandard assets	13,313	18,664	37,204
Doubtful assets	—	—	—
Total criticized and classified assets	$27,454	$33,755	$47,570

At December 31, 2014, substandard assets were comprised of: (1) $3.5 million in nonaccrual loans and $2.8 million of assets acquired through foreclosure identified in the nonperforming asset table; (2) $5.4 million related to seven loans that are current on principal and interest payments but are classified due to weaknesses in each of the borrower's underlying businesses; and (3) $1.6 million in real estate held for investment.
At December 31, 2014, Fox Chase Bank had nine loans classified as special mention, which were comprised of six multi-family and commercial real estate relationships totaling $8.4 million, two commercial and industrial relationships totaling $3.0 million and one construction relationship totaling $2.7 million.
Delinquencies.    The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	December 31,
	2014		2013		2012
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
One- to four-family real estate	$—	$145	$172	$—	$18	$284
Multi-family and commercial real estate	—	—	—	—	—	1,691
Construction	—	—	—	—	—	—
Consumer	113	—	241	5	23	51
Commercial and industrial	—	—	—	—	—	—
Total	$113	$145	$413	$5	$41	$2,026

At December 31, 2014, delinquent loans were comprised of two one- to four-family real estate loans and four consumer loans.
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

The following table provides the number of TDRs (accruing and nonaccruing) and their related balances as of the dates indicated.

	December 31,
	2014		2013		2012
	# of TDRs	Recorded Investment	# of TDRs	Recorded Investment	# of TDRs	Recorded Investment
	(In thousands)
One- to four-family real estate	6	$1,224	5	$838	6	$942
Multi-family and commercial real estate	1	1,065	2	6,191	4	6,867
Construction	1	2,723	1	3,231	2	6,434
Consumer	1	13	1	13	2	22
Commercial and industrial	—	—	—	—	—	—
Total	9	$5,025	9	$10,273	14	$14,265
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
The allowance for loan losses consists of an allowance for impaired loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for losses on the entire portfolio.
Allowance Required for Impaired Loans.    A loan is considered impaired when, based on current information and events, it is probable that Fox Chase Bank will be unable to collect future payments of principal or interest as contractually due. The Company applies its normal loan review procedures in determining if a loan is impaired, which includes reviewing the collectability of delinquent and internally classified loans on a regular basis and at least quarterly. In determining the likelihood of collecting principal and interest, the Company considers all available and relevant information, including the borrower's actual and projected cash flows, balance sheet strength, liquidity and overall financial position. Additionally, all loans classified as a TDR are considered impaired. When a loan is classified as impaired, an impairment analysis is performed within the quarter in which a loan is identified as impaired to determine if a valuation allowance is needed. The Company reexamines each of its impaired loans on a quarterly basis to determine if any adjustments to the net carrying amount of a loan are required. The Company recognizes charge-offs associated with impaired loans when all or a portion of a loan is considered to be uncollectible.
In measuring impairment, Fox Chase Bank determines whether or not the loan is collateral dependent. A loan is collateral dependent if repayment is expected to be provided solely by the underlying collateral, which includes repayment from the proceeds from the sale of the collateral, cash flows from the continued operation of the collateral, or both, and there are no other available and reliable repayment sources. To determine the initial amount of impairment for a collateral dependent loan, the Company utilizes a recent appraisal, an agreement of sale or a letter of intent. If the fair value of the underlying collateral, less costs to sell, is less than the loan's carrying amount, the Company establishes a provision to the allowance for loan losses in the amount of the difference between fair value, less costs to sell, and the loan's carrying amount. In subsequent periods, the Company takes into consideration current facts and circumstances in analyzing whether the fair value of the collateral has increased or decreased significantly such that a change to the corresponding valuation allowance is required. If current facts and circumstances are insufficient to determine fair value, Fox Chase Bank obtains a new appraisal. Further, the Company's policy is to obtain an appraisal on each collateral dependent impaired loan greater than $250,000 annually except in instances where a management prepared discounted cash flow analysis is deemed to be an appropriate valuation method.
For loans that are not collateral dependent, we establish a specific allowance on impaired loans based on management's estimate of the discounted cash flows the Company expects to receive from the borrower. Factors considered in evaluating such cash flows include: (1) the strength of the customer's personal or business cash flows and personal guarantees; (2) the borrower's effort to cure the delinquency; (3) the availability of other sources of repayment; (4) the type and value of collateral, if applicable; and (5) the strength of our collateral position, if applicable.
At December 31, 2014, the Company had $11.5 million of impaired loans comprised of: (1) $3.5 million of nonaccrual loans (See —Analysis of Nonperforming and Classified Assets) (2) $3.6 million of accruing TDRs (See —Troubled Debt Restructurings) and (3) a $4.5 million accruing commercial real estate loan which was reclassified from an accruing TDR to an other impaired loan. This classification occurred as part of our annual assessment where TDRs that have performed in accordance with the new terms for six consecutive months, are in a current status, reflected a market rate of interest at the time of the restructuring and cross over a year end are considered cured and are no longer classified as TDRs.
Management has recorded an allowance for loan losses on impaired loans of $552,000 at December 31, 2014 relating to $7.4 million in impaired loans. At December 31, 2014, the Company had $4.1 million of impaired loans that had no related valuation allowance.
General Valuation Allowance on the Remainder of the Loan Portfolio.    We establish a general allowance for loans that are not considered impaired to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio by loan segments (described below) and assigning reserve factors to each category. The reserve factors are calculated using the Company's historical losses and loss emergence periods, and are adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

•
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of the institution’s loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.
These reserve factors are subject to ongoing evaluation to ensure their relevance as compared to historical losses in the current environment. We perform this systematic analysis of the allowance on a quarterly basis. These criteria are analyzed and the allowance is developed and maintained at the segment level.
For multi-family and commercial and commercial and industrial loan relationships originated in the last twelve months, management reviews and provides a loss factor for each individual commercial loan relationship. Generally, management believes the risk of default on recently underwritten loans is relatively low at the time of origination and increases with time, at some point moderating. This is supported by the concept that the fair value of the loan at inception approximates its book value. These loan relationships are reviewed on a quarterly basis, and allowance for loan loss factors adjusted commensurate with assessed changes in the loan's risk.
At December 31, 2014, our allowance for loan losses was $10.7 million, which represented 1.46% of total loans and 310.7% of nonperforming loans. At December 31, 2014, the allowance for loan losses for impaired loans was $552,000 and the general valuation allowance for the loan portfolio was $10.2 million. At December 31, 2013, our allowance for loan losses was $11.5 million, which represented 1.57% of total loans and 131.3% of nonperforming loans. At December 31, 2013, the allowance for loan losses for impaired loans was $1.7 million and the general valuation allowance for the loan portfolio was $9.8 million.
The allowance for loan losses at December 31, 2014 and 2013 represent application of loan loss policies, which comply with U.S. generally accepted accounting principles and all regulatory guidance.
We identify loans that may need to be charged off as a loss by reviewing all nonperforming, delinquent, criticized and TDR loans which we have concerns about collectability. A loan is charged off when in our judgment; the loan or portion of a loan is considered uncollectible.

The following table sets forth the breakdown of impaired loans by loan segment as of December 31, 2014.

	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$1,741	$888	$—	$2,629	$137	$2,492
Multi-family and commercial	1,395	—	4,454	5,849	4,502	1,347
Construction	—	2,723	—	2,723	2,723	—
Consumer loans	243	13	—	256	82	174
Commercial and industrial	75	—	—	75	—	75
Total	$3,454	$3,624	$4,454	$11,532	$7,444	$4,088
At December 31, 2014, four troubled debt restructurings ("TDRs") totaling $1.4 million are excluded from the accruing TDR column above as they are included in the nonaccrual loans column.  Of this amount, $1.1 million relates to one multi-family and commercial loan. Additionally, the Bank had three residential loan TDRs totaling $336,000, which are included in the nonaccrual loans and total impaired loans columns.

The following table sets forth the allowance for loan loss for impaired loans and general allowance by loan segment as of December 31, 2014.

	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$11	$—	$—	$11	$394	$405
Multi-family and commercial	10	—	391	401	5,589	5,990
Construction	—	114	—	114	924	1,038
Consumer loans	26	—	—	26	158	184
Commercial and industrial	—	—	—	—	2,753	2,753
Unallocated	—	—	—	—	360	360
Total allowance for loan losses	$47	$114	$391	$552	$10,178	$10,730
The following table sets forth the breakdown of the total allowance for loan losses by loan segment at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family real estate	$405	14.7%	$403	17.4%	$642	22.9%	$1,760	29.1%	$1,990	36.4%
Multi-family and commercial real estate	5,990	52.9	7,141	55.8	6,327	53.1	6,112	45.9	4,624	38.1
Construction	1,038	5.4	324	0.8	873	3.2	869	2.7	3,260	4.8
Consumer	184	2.6	153	3.1	232	4.4	455	6.5	665	8.4
Commercial and industrial	2,753	24.4	3,051	22.9	2,630	16.4	2,657	15.8	1,707	12.3
Unallocated	360	—	457	—	466	—	222	—	197	—
Total allowance for loan losses	$10,730	100.0%	$11,529	100.0%	$11,170	100.0%	$12,075	100.0%	$12,443	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, our regulators, in reviewing our loan portfolio, may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, increases may be necessary should the quality of any loans deteriorate as a result of the factors previously discussed. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
Analysis of Loan Loss Experience.    The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance at beginning of period	$11,529	$11,170	$12,075	$12,443	$10,605
Charge-offs:
Real estate loans:
One- to four-family real estate	6	179	1,408	567	1,403
Multi-family and commercial real estate	811	463	887	1,290	—
Construction	—	—	340	3,445	1,990
Consumer	16	71	1,892	433	514
Commercial and industrial	2,002	—	—	596	495
Total charge-offs	2,835	713	4,527	6,331	4,402
Recoveries	93	90	144	229	27
Net charge-offs	2,742	623	4,383	6,102	4,375
Provision for loan losses	1,943	982	3,478	5,734	6,213
Allowance at end of period	$10,730	$11,529	$11,170	$12,075	$12,443
Allowance for loan losses to nonperforming loans	310.7%	131.3%	65.2%	57.6%	46.7%
Allowance for loan losses to total loans at the end of the period	1.46	1.57	1.61	1.77	1.90
Net charge-offs to average loans outstanding during the period	0.38	0.09	0.66	0.94	0.67
The increased commercial and industrial loan charge-offs during 2014, primarily related to one relationship which defaulted during the year. The Company recorded a $2.0 million charge-off and the remainder of the loan was paid off during 2014.
The following table provides a rollforward of the allowance for loan losses by loan segment from December 31, 2013 to December 31, 2014.

	Year Ended December 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$403	$7,141	$324	$153	$3,051	$457	$11,529
(Credit) provision for loan losses	(20)	(357)	714	(1)	1,704	(97)	1,943
Loans charged off	(6)	(811)	—	(16)	(2,002)	—	(2,835)
Recoveries	28	17	—	48	—	—	93
Balance, ending	$405	$5,990	$1,038	$184	$2,753	$360	$10,730

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
Interest Rate Risk Analysis.    The Corporation uses a third party vendor prepared model, which incorporates actual data and management assumptions, to review its level of interest rate risk. Such analyses measure interest rate risk by computing changes in net portfolio value and net interest income due to changes in cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.
Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk-sensitive instruments in the event of a immediate and parallel 100 to 400 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points.
Net interest income represents the difference between interest earned on assets less interest paid on liabilities, with adjustments made for off-balance sheet items. This analysis assesses the potential change to net interest income from a immediate and parallel 100 to 400 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points.
The following table presents the change in the Company's net portfolio value at December 31, 2014 and net interest income over the next 12 months that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets		Estimated Change in Net Interest Income Over Next 12 Months
Basis Point ("bp") Change in Rates	Amount	Change	% Change	NPV Ratio	Change	Amount	% Change
	(Dollars in thousands)
400	$156,789	$(41,194)	(20.8)%	14.2%	(3.8)%	$1,653	5.2%
300	167,179	(30,804)	(15.6)	15.2	(2.8)	1,736	5.4
200	178,312	(19,671)	(9.9)	16.2	(1.8)	1,274	4.0
100	187,985	(9,998)	(5.0)	17.0	(1.0)	478	1.5
—	197,983	—	—	18.0	—	—	—
(100)	199,731	1,748	0.9	18.1	0.1	(700)	(2.2)

The decrease in our net portfolio value shown in the preceding table that would occur reflects: (1) that a substantial portion of our interest-earning assets are fixed-rate real estate loans and fixed-rate investment securities; (2) the shorter duration of deposits, which reprice more frequently in response to changes in market interest rates; and (3) the size of our mortgage related securities portfolio, which would decrease in value as interest rates increase.
As of December 31, 2014, our third party vendor prepared model indicates that we are slightly asset sensitive indicating that our assets will likely reprice faster than our liabilities. Accordingly, as modeled, an increase in interest rates will likely result in an increase in net interest income and a decrease in interest rates will likely result in a reduction of net interest income, as shown in the table above.
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
Gap Analysis. The interest sensitivity, or gap analysis, identifies interest rate risk by showing repricing gaps in the Company’s balance sheet. All assets and liabilities are reflected based on behavioral sensitivity, which is usually the earliest of either: repricing, maturity, contractual amortization, prepayments or likely call dates. Non-maturity deposits, such as NOW, savings and money market accounts are spread over various time periods based on the expected sensitivity of these rates considering liquidity and the investment preferences of the Company.
Non-maturity deposits (demand deposits in particular), are recognized by the Company’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods in order to capture that sensitivity. The following table presents the Company’s gap analysis as of December 31, 2014:

	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$2,763	$2,763
Interest-earning demand deposits in other banks	14,450	—	—	—	—	14,450
Investment securities	18,673	40,469	150,093	100,989	—	310,224
Loans, net of allowance for loan losses	327,281	71,693	305,462	27,249	(7,359)	724,326
Other Assets	—	—	—	—	42,853	42,853
Total assets	$360,404	$112,162	$455,555	$128,238	$38,257	$1,094,616

Liabilities and shareholders' equity:
Non-interest bearing deposits	$—	$—	$—	$—	$168,791	$168,791
Interest bearing deposits	218,277	79,235	208,294	37,312	—	543,118
Short-term borrowings	50,000	—	—	—	—	50,000
FHLB advances	10,000	20,000	90,000	—	—	120,000
Other borrowed funds	—	—	30,000	—	—	30,000
Other liabilities	—	—	—	—	6,796	6,796
Shareholders' equity	—	—	—	—	175,911	175,911
Total liabilities and shareholders' equity	$278,277	$99,235	$328,294	$37,312	$351,498	$1,094,616
Incremental gap	$82,127	$12,927	$127,261	$90,926	$(313,241)
Cumulative gap	$82,127	$95,054	$222,315	$313,241
Cumulative gap as a percentage of total assets	7.50%	8.68%	20.31%	28.62%
On January 5, 2015, the Bank modified the four non-callable fixed rate borrowings totaling $25.0 million. Prior to the modification, the borrowings had a weighted average fixed rate of 3.33% and a weighted average term to maturity of 3.8 years. Subsequent to the modification, the borrowings have a weighted average variable rate of one-month LIBOR plus 1.79% and a weighted average term to maturity of 5.0 years. The impact of these modifications is not included in the above analyses which are as of December 31, 2014.

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
Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2014, cash and cash equivalents totaled $17.2 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $134.0 million at December 31, 2014.  In addition, at December 31, 2014, we had the ability to borrow a total of approximately $411.0 million from the FHLB of which we had $120.0 million outstanding.  As of December 31, 2014, the Bank also had a maximum borrowing capacity of $59.3 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of December 31, 2014, the Bank had overnight borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks.
At December 31, 2014, we had $185.0 million in commitments outstanding, which consisted of $12.5 million in home equity and consumer loan commitments, $154.8 million in commercial loan commitments, $17.3 million in standby letters of credit, and $413,000 in commercial letters of credit.
Certificates of deposit due within one year of December 31, 2014 totaled $137.8 million, including $48.5 million of brokered deposits, representing 53.6% of certificates of deposit at December 31, 2014, a decrease from 60.6% at December 31, 2013.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015.
The following table presents certain of our contractual obligations as of December 31, 2014.

		Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations	Total
	(In thousands)
December 31, 2014
Operating lease obligations (1)	$464	$428	$36	$—	$—
FHLB advances and other borrowings (2)	209,374	83,107	95,492	30,775	—
Other long-term obligations (3)	1,764	1,690	74	—	—
Total	$211,602	$85,225	$95,602	$30,775	$—
 _________________________________________________________________
(1)          Represents lease obligations for operations center and equipment.
(2)          Includes principal and projected interest payments.
(3)          Represents obligations to the Company’s third-party data processing provider and other vendors.

Capital Management.  We have managed our capital to maintain strong protection for depositors and creditors. The Bank and Bancorp are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines. See "Business—Regulation and Supervision—Bank Regulation—Capital Requirements," "Business—Regulation and Supervision—Holding Company Regulation—Capital Requirements" and the notes to the consolidated financial statements included in this Report.

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
Impact of Recent Accounting Pronouncements
The information required by this item is included in Note 15 to the consolidated financial statements included in this annual report.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC"): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.
In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued its Internal Control - Integrated Framework (the "2013 Framework").  The Company intends to implement the 2013 Framework during the year ending December 31, 2015.

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2014 is effective.
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
KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2014, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, as stated in their reports, which are included herein.

/s/ THOMAS M. PETRO . Thomas M. Petro President and Chief Executive Officer

/s/ ROGER S. DEACON . Roger S. Deacon Chief Financial Officer
March 6, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fox Chase Bancorp, Inc.:
We have audited Fox Chase Bancorp, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 6, 2015

ITEM 9B.    OTHER INFORMATION
None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
For information relating to the directors of Fox Chase Bancorp, the section captioned "Items to be Voted on by Stockholders—Item 1—Election of Directors" in Fox Chase Bancorp's Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.
Executive Officers
For information concerning officers of the Company, see Part I, Item I, "Business—Executive Officers of The Registrant."
Compliance with Section 16(a) of the Exchange Act
For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned "Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance" in Fox Chase Bancorp's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference.
Disclosure of Code of Ethics
For information concerning Fox Chase Bancorp's code of ethics, the information contained under the section captioned "Corporate Governance and Board Matters—Code of Ethics and Business Conduct" in Fox Chase Bancorp's Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference. A copy of the Company's Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Fox Chase Bancorp's website at www.foxchasebank.com.
Corporate Governance
For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned "Corporate Governance and Board Matters—Committees of the Board of Directors—Audit Committee" in Fox Chase Bancorp's Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation
For information regarding executive compensation, the sections captioned "Compensation Discussion and Analysis," "Executive Compensation" and "Corporate Governance and Board Matters—Directors' Compensation" in Fox Chase Bancorp's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference.
Corporate Governance
For information regarding the compensation committee report, the section captioned "Report of the Compensation Committee" in Fox Chase Bancorp's Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in Fox Chase Bancorp's Proxy Statement for the 2015 Annual Meeting of Stockholders.

(b)	Security Ownership of Management
Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in Fox Chase Bancorp's Proxy Statement for the 2015 Annual Meeting of Stockholders.

(c)	Changes in Control
Management of Fox Chase Bancorp knows of no arrangements, including any pledge by any person or securities of Fox Chase Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information
The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company's equity compensation plans as of December 31, 2014.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	1,100,520	$12.96	246,351
Equity Compensation plans not approved by security holders	—	—	—
Total	1,100,520	$12.96	246,351

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the sections captioned "Other Information Relating to Directors and Executive Officers—Policies and Procedures Governing Related Persons Transactions" and "Transactions with Related Persons" in Fox Chase Bancorp's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference.
Corporate Governance
For information regarding director independence, the section captioned "Corporate Governance and Board Matters—Director Independence" in Fox Chase Bancorp's Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the sections captioned "Audit-Related Matters—Audit Fees" and "Policy on Pre-Approval of Audit and Permissible Non-Audit Services" in Fox Chase Bancorp's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No	Description	Location
3.1	Articles of Incorporation of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
3.2	Bylaws of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
4.1	Stock Certificate of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
10.1	*Employment Agreement between Thomas M. Petro, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith
10.2	*Employment Agreement between Jerry D. Holbrook, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith
10.3	*Change in Control Agreement by and between Fox Chase Bancorp, Inc., Fox Chase Bank and Randall J. McGarry	Filed herewith
10.4	*Employment Agreement between Roger S. Deacon, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith
10.5	*Employment Agreement between Michael S. Fitzgerald, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith
10.6	*Employment Agreement between Keiron G. Lynch, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith
10.7	*Fox Chase Bank Employee Severance Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.8 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K (File No. 0-54025) as filed on March 13, 2013.
10.8	*Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 1-132971) as filed on April 12, 2007.
10.9	*Fox Chase Bancorp, Inc. Executive Incentive Compensation Plan	Incorporated herein by reference to Exhibit 10.0 to the Fox Chase Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2014 (File No. 0-54025) as filed on August 5, 2014.
10.10	*Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 0-54025) as filed on July 5, 2011.
10.11	*Fox Chase Bank Executive Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-134160) as filed on May 16, 2006.
21.0	List of Subsidiaries	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed herewith
101.0
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements
Filed herewith
_______________________________________________________________________________
*    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX CHASE BANCORP, INC.
Date:	March 6, 2015	By:	/s/ THOMAS M. PETRO . Thomas M. Petro President and Chief Executive Officer . .

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
. /s/ THOMAS M. PETRO
Thomas M. Petro	President, Chief Executive Officer and Director (principal executive officer)	March 6, 2015
. /s/ ROGER S. DEACON
Roger S. Deacon	Chief Financial Officer (principal accounting and financial officer)	March 6, 2015
. /s/ ROGER H. BALLOU
Roger H. Ballou	Director	March 6, 2015
. /s/ RICHARD E. BAUER
Richard E. Bauer	Director	March 6, 2015
. /s/ TODD S. BENNING
Todd S. Benning	Director	March 6, 2015
. /s/ DONALD R. CALDWELL
Donald R. Caldwell	Director	March 6, 2015
. /s/ RICHARD M. EISENSTAEDT
Richard M. Eisenstaedt	Director	March 6, 2015
. /s/ ANTHONY A. NICHOLS, SR.
Anthony A. Nichols, Sr.	Director	March 6, 2015
. /s/ GERALD A. RONON
Gerald A. Ronon	Director	March 6, 2015

* * * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Fox Chase Bancorp, Inc.:
We have audited the accompanying consolidated statements of condition of Fox Chase Bancorp, Inc. and subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 6, 2015

FOX CHASE BANCORP, INC.
Consolidated Statements of Condition
(In Thousands, Except Share Data)

	December 31,
	2014	2013
ASSETS
Cash and due from banks	$2,763	$149
Interest-earning demand deposits in other banks	14,450	11,798
Total cash and cash equivalents	17,213	11,947
Investment securities available-for-sale	8,388	10,489
Mortgage related securities available-for-sale	125,649	246,068
Mortgage related securities held-to-maturity (fair value of $170,854 at December 31, 2014 and $67,491 at December 31, 2013)	170,172	68,397
Loans, net of allowance for loan losses of $10,730 at December 31, 2014 and $11,529 at December 31, 2013	724,326	720,490
Federal Home Loan Bank stock, at cost	6,015	9,813
Bank-owned life insurance	15,027	14,547
Premises and equipment, net	9,418	9,814
Assets acquired through foreclosure	2,814	6,252
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,147	3,308
Mortgage servicing rights, net	111	152
Deferred tax asset, net	4,561	8,906
Other assets	6,155	4,819
Total Assets	$1,094,616	$1,116,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$711,909	$673,715
Short-term borrowings	50,000	80,500
Federal Home Loan Bank advances	120,000	150,000
Other borrowed funds	30,000	30,000
Advances from borrowers for taxes and insurance	1,447	1,525
Accrued interest payable	311	314
Accrued expenses and other liabilities	5,038	7,101
Total Liabilities	918,705	943,155

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at December 31, 2014 and December 31, 2013)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 11,802,791 shares outstanding at December 31, 2014 and 12,147,803 shares outstanding at December 31, 2013)	147	146
Additional paid-in capital	139,177	137,593
Treasury stock, at cost (2,852,572 shares at December 31, 2014 and 2,468,172 shares at December 31, 2013)	(39,698)	(33,436)
Common stock acquired by benefit plans	(8,056)	(9,272)
Retained earnings	84,225	82,885
Accumulated other comprehensive income (loss), net	116	(4,449)
Total Stockholders’ Equity	175,911	173,467
Total Liabilities and Stockholders’ Equity	$1,094,616	$1,116,622

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2014	2013	2012
INTEREST INCOME
Interest and fees on loans	$32,700	$32,650	$33,878
Interest on mortgage related securities	6,859	7,159	7,606
Interest and dividends on investment securities	563	318	342
Other interest income	7	2	8
Total Interest Income	40,129	40,129	41,834
INTEREST EXPENSE
Deposits	3,216	4,344	6,347
Short-term borrowings	127	130	38
Federal Home Loan Bank advances	2,288	2,188	2,383
Other borrowed funds	1,004	1,007	1,349
Total Interest Expense	6,635	7,669	10,117
Net Interest Income	33,494	32,460	31,717
Provision for loan losses	1,943	982	3,478
Net Interest Income after Provision for Loan Losses	31,551	31,478	28,239
NONINTEREST INCOME
Service charges and other fee income	1,604	1,694	1,597
Net (loss) gain on sale of assets acquired through foreclosure	(68)	484	135
Income on bank-owned life insurance	480	470	471
Equity in earnings of affiliate	172	445	690
Other	105	165	130

Net gains on sale of investment securities (includes $0, $532 and $3,292 for the years ended December 31, 2014, 2013 and 2012, respectively, of accumulated other comprehensive income reclassifications for unrealized holdings gains)	—	532	3,292
Net investment securities gains	—	532	3,292
Total Noninterest Income	2,293	3,790	6,315
NONINTEREST EXPENSE
Salaries, benefits and other compensation	14,380	14,338	13,540
Occupancy expense	1,709	1,689	1,702
Furniture and equipment expense	390	469	537
Data processing costs	1,542	1,537	1,797
Professional fees	1,417	1,691	1,706
Marketing expense	302	248	270
FDIC premiums	571	709	773
Assets acquired through foreclosure expense	420	5,201	2,143
Loss on extinguishment of debt	—	—	3,018
Other	1,500	1,589	1,688
Total Noninterest Expense	22,231	27,471	27,174
Income Before Income Taxes	11,613	7,797	7,380
Income tax provision (includes $0, $186 and $1,174 for the years ended December 31, 2014, 2013 and 2012, respectively, of income tax expense from reclassification items)	3,418	2,263	2,318
Net Income	$8,195	$5,534	$5,062
Earnings per share:
Basic	$0.73	$0.49	$0.44
Diluted	$0.71	$0.48	$0.43
The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$8,195	$5,534	$5,062
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	6,986	(13,343)	98
Tax Effect	(2,459)	4,700	(7)
Net of Tax Amount	4,527	(8,643)	91

Accretion of unrealized loss on securities reclassified to held-to-maturity	60	—	—
Tax Effect	(22)	—	—
Net of Tax Amount	38	—	—

Reclassification adjustments for net investment securities gains included in net income	—	(532)	(3,379)
Tax Effect	—	186	1,208
Net of Tax Amount	—	(346)	(2,171)

Reclassification adjustment for loss included in net income for other-than-temporary impaired investments sold, net	—	—	87
Tax Effect	—	—	(34)
Net of Tax Amount	—	—	53

Other comprehensive income (loss)	4,565	(8,989)	(2,027)
Comprehensive income (loss)	$12,760	$(3,455)	$3,035
The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2014, 2013 and 2012
(In Thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Equity
BALANCE - DECEMBER 31, 2011	$146	$134,871	$(19,822)	$(11,541)	$77,971	$6,567	$188,192
Purchase of treasury stock	—	—	(9,911)	—	—	—	(9,911)
Stock based compensation expense	—	1,042	—	—	—	—	1,042
ESOP shares allocated to employees	—	297	—	624	—	—	921
Issuance of stock for vested equity awards	—	(646)	—	689	(43)	—	—
Common stock issued for exercise of vested stock options	—	480	—	—	—	—	480
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	88	—	—	—	—	88
Dividends paid ($0.20 per share)	—	—	—	—	(2,382)	—	(2,382)
Net income	—	—	—	—	5,062	—	5,062
Other comprehensive loss	—	—	—	—	—	(2,027)	(2,027)
BALANCE - DECEMBER 31, 2012	$146	$136,132	$(29,733)	$(10,228)	$80,608	$4,540	$181,465
Purchase of treasury stock	—	—	(3,703)	—	—	—	(3,703)
Stock based compensation expense	—	1,124	—	—	—	—	1,124
ESOP shares allocated to employees	—	490	—	624	—	—	1,114
Issuance of stock for vested equity awards	—	(318)	—	332	(14)	—	—
Common stock issued for exercise of vested stock options	—	106	—	—	—	—	106
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	59	—	—	—	—	59
Dividends paid ($0.28 per share)	—	—	—	—	(3,243)	—	(3,243)
Net income	—	—	—	—	5,534	—	5,534
Other comprehensive loss	—	—	—	—	—	(8,989)	(8,989)
BALANCE - DECEMBER 31, 2013	$146	$137,593	$(33,436)	$(9,272)	$82,885	$(4,449)	$173,467
Purchase of treasury stock	—	—	(6,262)	—	—	—	(6,262)
Stock based compensation expense	—	1,249	—	—	—	—	1,249
ESOP shares allocated to employees	—	465	—	624	—	—	1,089
Issuance of stock for vested equity awards	—	(654)	—	592	62	—	—
Common stock issued for exercise of vested stock options	1	438	—	—	—	—	439
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	86	—	—	—	—	86
Dividends paid ($0.60 per share)	—	—	—	—	(6,917)	—	(6,917)
Net income	—	—	—	—	8,195	—	8,195
Other comprehensive income	—	—	—	—	—	4,565	4,565
BALANCE - DECEMBER 31, 2014	$147	$139,177	$(39,698)	$(8,056)	$84,225	$116	$175,911

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net income	$8,195	$5,534	$5,062
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,943	982	3,478
Valuation adjustment for assets acquired through foreclosure	305	5,017	1,911
Depreciation	698	783	822
Net amortization of securities premiums and discounts	1,884	2,596	2,898
Proceeds from the sale of loans held for sale	—	3,157	—
Deferred income tax benefit (expense)	1,864	(1,067)	(90)
Stock compensation from benefit plans	2,338	2,238	1,963
Net loss (gain) on sale of assets acquired through foreclosure	68	(484)	(135)
Net gains on sales of investment securities	—	(532)	(3,292)
Income on bank-owned life insurance	(480)	(470)	(471)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(86)	(59)	(88)
Decrease in mortgage servicing rights, net	41	18	146
(Increase) decrease in accrued interest receivable and other assets	(1,281)	(381)	598
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(2,066)	147	4,793
Net Cash Provided by Operating Activities	13,423	17,479	17,595
Cash Flows from Investing Activities
Equity investment in unconsolidated entity	225	360	180
Investment securities - available-for-sale:
Purchases	—	—	(5,269)
Proceeds from sales	—	—	6,157
Proceeds from maturities, calls and principal repayments	2,000	2,000	9,866
Mortgage related securities – available-for-sale:
Purchases	(2,830)	(49,821)	(217,894)
Proceeds from sales	—	9,517	85,686
Proceeds from maturities, calls and principal repayments	32,155	62,467	71,739
Mortgage related securities – held-to-maturity:
Purchases	(20,630)	(51,420)	—
Proceeds from maturities, calls and principal repayments	15,180	10,992	12,189
Net decrease (increase) in loans	26,686	(4,217)	(3,507)
Purchases of loans and loan participations	(34,372)	(40,877)	(22,350)
Net decrease (increase) in Federal Home Loan Bank stock	3,798	(1,716)	(23)
Purchases of premises and equipment	(302)	(171)	(833)
Additions to assets acquired through foreclosure	(25)	(1,180)	(470)
Proceeds from sales and payments on assets acquired through foreclosure	4,996	4,093	1,663
Net Cash Provided by (Used in) Investing Activities	26,881	(59,973)	(62,866)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	38,194	(13,694)	10,815
Decrease in advances from borrowers for taxes and insurance	(78)	(174)	(37)
Principal payments on other borrowed funds	—	—	(20,000)
Proceeds from Federal Home Loan Bank advances	10,000	40,000	60,000
Principal payments on Federal Home Loan Bank advances	(40,000)	—	(38,278)
Net (decrease) increase in short-term borrowings	(30,500)	10,000	62,000
Excess tax benefit from exercise of stock options and vesting of restricted stock	86	59	88
Common stock issued for exercise of stock options	439	106	480
Purchase of treasury stock	(6,262)	(3,703)	(9,911)
Cash dividends paid	(6,917)	(3,243)	(2,382)
Net Cash (Used in) Provided by Financing Activities	(35,038)	29,351	62,775
Net Increase (Decrease) in Cash and Cash Equivalents	5,266	(13,143)	17,504
Cash and Cash Equivalents – Beginning	11,947	25,090	7,586
Cash and Cash Equivalents – Ending	$17,213	$11,947	$25,090
Supplemental Disclosure of Cash Flow Information
Interest paid	$6,638	$7,685	$10,205
Income taxes paid	$1,889	$2,900	$2,438
Reclassification of securities available-for-sale to held-to-maturity	$96,868	$—	$—
Transfers of loans to assets acquired through foreclosure	$1,906	$5,174	$9,070
Transfer of loans to loans held for sale	$—	$3,157	$—
Net charge-offs	$2,742	$623	$4,383
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

The Bancorp and the Bank (collectively referred to as the "Company" or the "Corporation") provide a wide variety of financial products and services to individuals and businesses through the Bank’s ten branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The operations of the Company are managed as a single business segment.  The Bank also owns approximately 45% of Philadelphia Mortgage Advisors ("PMA"), a mortgage banker located in Plymouth Meeting, Pennsylvania and Ocean City, New Jersey.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-earning demand deposits in other banks. At times, such balances exceed the FDIC limits for insurance coverage.
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

•
Debt and equity securities not classified in either of the above categories are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as increases or decreases in accumulated other comprehensive income (loss), a separate component of stockholders' equity. Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movement in interest rates, changes in the maturity or mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other factors.

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
Federal Home Loan Bank Stock
Federal Home Loan Bank ("FHLB") stock is an equity interest in the FHLB of Pittsburgh that can be sold to the issuer or to other member banks at its par value. Because ownership is restricted, the fair value is not readily determinable. As such, FHLB stock is recorded at cost and evaluated for other-than-temporary impairment.  The Corporation determined there was no other-than-temporary impairment of its investment in FHLB stock at December 31, 2014 and 2013.
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Loans are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement or when a loan is classified as a troubled debt restructuring. Factors considered by management in determining impairment include payment status, borrower cash flow, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's obtainable market price or the fair value of the collateral less costs to sell if the loan is collateral dependent. The Company establishes an allowance for loan loss in the amount of the difference between fair value of the impaired loan and the loan's carrying amount.
We establish a general allowance for loans that are not considered impaired to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio by loan segments (described below) and assigning reserve factors to each category. The reserve factors are calculated using the Company's historical losses and loss emergence periods, and are adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

•
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of the institution’s loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.
These reserve factors are subject to ongoing evaluation to ensure their relevance as compared to historical losses in the current environment. We perform this systematic analysis of the allowance on a quarterly basis. These criteria are analyzed and the allowance is developed and maintained at the segment level.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Troubled Debt Restructurings
Loans are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring ("TDR") generally involve a reduction in interest rate, extension of a loan's stated maturity date, temporary deferral of payments, principal forgiveness, or granting credit to a borrower who is unable to obtain credit from another financial institution. Accrual of interest continues upon modification if the borrower has demonstrated a history of making payment as contractually due and has provided evidence which supports the borrower's ability to make payments. The accrual of interest income on accruing troubled debt restructurings is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about continued collectability of principal or interest, even though the loan is currently performing. Troubled debt restructurings which are subsequently reported as non-accrual remain as such until they demonstrate consistent payment performance for a minimum period of six months. TDRs that have performed in accordance with the new terms for six consecutive months, are in a current status, reflect a market rate of interest at the time of the restructuring and cross over a year end are considered cured and are no longer classified as TDRs. All loans classified as troubled debt restructurings are considered impaired.
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Real Estate Held for Investment
Real estate held for investment is carried at cost and is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As of December 31, 2014 and December 31, 2013, real estate held for investment represented undeveloped land located in Absecon, New Jersey. The property was acquired by the Company in 2003 to expand the Company's retail branch network in southern New Jersey.
In accordance with regulatory guidelines, because this real estate held for investment was not sold or placed in service by June 2011 (eight years from acquisition), for regulatory reporting purposes, the full amount of this asset is recorded as a reduction of risk-based capital at December 31, 2014 and 2013.
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
In conjunction with the impairment test, the Company records a valuation allowance when the fair value of the stratified servicing asset is less than amortized cost. Subsequent changes in the valuation of the assets are recorded as either an increase or a reduction of the valuation allowance, however, if the fair value exceeds amortized cost, such excess will not be recognized. As of December 31, 2014, the gross value of the servicing rights was $210,000, the valuation allowance was $99,000, providing for a net balance of $111,000.
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
The Company recognizes a tax position if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of the benefit to recognize and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company has no

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
material tax exposure matters that were accrued as of December 31, 2014 and 2013. The Company's policy is to account for interest and penalties as components of income tax expense.
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
Employee Stock Ownership Plan
The ESOP borrowed funds from the Bancorp to purchase shares of common stock of the Bancorp. The funds borrowed by the ESOP from Bancorp to purchase shares of common stock in 2006 are being repaid from the Bank's contributions over a period of 15 years from 2006 to 2020. The funds borrowed by the ESOP from the Bancorp to purchase shares of common stock in 2010 are being repaid from the Bank's contributions over a period of 14.5 years from 2010 to 2024. The Bancorp's common stock not yet allocated to participants is recorded as a reduction of stockholders' equity at cost. The Bancorp's loans to the ESOP and the ESOP's note payables are not reflected in the consolidated statements of condition. Compensation expense for the ESOP is based on the average market price of the Company's stock and is recognized as shares are committed to be released to participants. The notes receivable and related interest income are included in the parent company financial statements presented in Note 16.
For purposes of computing basic and diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are not considered outstanding.
Stock Based Compensation
The Company grants equity awards to employees, consisting of stock options, performance awards and restricted stock, under its Long-Term Incentive Plan, its 2007 Equity Incentive Plan and its 2011 Equity Incentive Plan. The Company classifies share-based compensation for employees and outside directors within "Salaries, benefits and other compensation" in the consolidated statements of operations to correspond with the same line item as compensation paid. Additionally, the Company reports (1) the expense associated with the grants as an adjustment to operating cash flows and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow. Excess tax benefits totaled $86,000, $59,000 and $88,000 in 2014, 2013 and 2012, respectively.
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

Per Share Information

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share is calculated using the treasury stock method of accounting and takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Unallocated shares in the ESOP and shares purchased to fund the Bancorp’s equity incentive plans are not included in either basic or diluted earnings per share.

Earnings per share ("EPS"), basic and diluted, were $0.73 and $0.71, respectively, for the year ended December 31, 2014, $0.49 and $0.48, respectively, for the year ended December 31, 2013 and $0.44 and $0.43, respectively, for the year ended December 31, 2012.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Years Ended December 31,
	2014	2013	2012
Net income	$8,195,000	$5,534,000	$5,062,000

Weighted-average common shares outstanding (1)	12,054,779	12,199,774	12,624,068
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(521,371)	(586,424)	(651,538)
Shares purchased by trust	(283,366)	(324,207)	(372,653)
Weighted-average common shares used to calculate basic earnings per share	11,250,042	11,289,143	11,599,877
Dilutive effect of:
Restricted stock awards	51,810	42,582	29,653
Stock option awards	197,209	198,429	117,731
Weighted-average common shares used to calculate diluted earnings per share	11,499,061	11,530,154	11,747,261

Earnings per share-basic	$0.73	$0.49	$0.44
Earnings per share-diluted	$0.71	$0.48	$0.43

Outstanding common stock equivalents having no dilutive effect	1,040,123	1,108,329	860,842

(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$300	$2	$—	$302
Corporate securities	8,053	33	—	8,086
	8,353	35	—	8,388
Private label commercial mortgage related securities	—	—	—	—
Agency residential mortgage related securities	123,929	2,392	(672)	125,649
Total mortgage related securities	123,929	2,392	(672)	125,649
Total available-for-sale securities	$132,282	$2,427	$(672)	$134,037

Held-to-Maturity Securities:
Private label residential mortgage related securities	$2,979	$6	$—	$2,985
Agency residential mortgage related securities	167,193	1,239	(563)	167,869
Total mortgage related securities	170,172	1,245	(563)	170,854
Total held-to-maturity securities	$170,172	$1,245	$(563)	$170,854

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$300	$8	$—	$308
Corporate securities	10,145	54	(18)	10,181
	10,445	62	(18)	10,489
Private label commercial mortgage related securities	2,118	2	—	2,120
Agency residential mortgage related securities	250,851	2,655	(9,558)	243,948
Total mortgage related securities	252,969	2,657	(9,558)	246,068
Total available-for-sale securities	$263,414	$2,719	$(9,576)	$256,557

Held-to-Maturity Securities:
Agency residential mortgage related securities	$68,397	$514	$(1,420)	$67,491
Total mortgage related securities	68,397	514	(1,420)	67,491
Total held-to-maturity securities	$68,397	$514	$(1,420)	$67,491

Obligations of U.S. government agencies represents debt issued by the Federal Home Loan Bank (the "FHLB") and are not backed by the full faith and credit of the United States government.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013.

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Corporate securities	—	—	—	—	—	—
	—	—	—	—	—	—
Agency residential mortgage related securities	8,229	(15)	64,502	(657)	72,731	(672)
Total mortgage related securities	8,229	(15)	64,502	(657)	72,731	(672)
Total available-for-sale securities	$8,229	$(15)	$64,502	$(657)	$72,731	$(672)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$25,660	$(110)	$27,182	$(453)	$52,842	$(563)
Total mortgage related securities	25,660	(110)	27,182	(453)	52,842	(563)
Total held-to-maturity securities	$25,660	$(110)	$27,182	$(453)	$52,842	$(563)
Total temporarily impaired securities	$33,889	$(125)	$91,684	$(1,110)	$125,573	$(1,235)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Corporate securities	—	—	2,982	(18)	2,982	(18)
	—	—	2,982	(18)	2,982	(18)
Agency residential mortgage related securities	180,448	(7,251)	24,841	(2,307)	205,289	(9,558)
Total mortgage related securities	180,448	(7,251)	24,841	(2,307)	205,289	(9,558)
Total available-for-sale securities	$180,448	$(7,251)	$27,823	$(2,325)	$208,271	$(9,576)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$40,615	$(1,420)	$—	$—	$40,615	$(1,420)
Total mortgage related securities	40,615	(1,420)	—	—	40,615	(1,420)
Total held-to-maturity securities	$40,615	$(1,420)	$—	$—	$40,615	$(1,420)
Total temporarily impaired securities	$221,063	$(8,671)	$27,823	$(2,325)	$248,886	$(10,996)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

The Company evaluates a variety of factors when concluding whether a security is other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the security, the underlying rating of the issuer, the presence of credit enhancements and the length of time a security has been in a loss position and the severity of the loss.

At December 31, 2014, gross unrealized losses on the total investment portfolio were $1.2 million.  40 agency residential mortgage related securities with a fair value of $91.7 million and an unrealized loss position of $1.1 million, had unrealized loss positions for twelve months or longer as of December 31, 2014.  The remaining securities in an unrealized loss position at December 31, 2014 have been in an unrealized loss position for less than twelve months.  These securities consist of 15 agency residential mortgage related securities with a fair value of $33.9 million and an unrealized loss of $125,000. The fair value of these 55 agency residential mortgage related securities primarily fluctuates with changes in market conditions for the underlying securities and changes in the interest rate environment. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that it will be required to sell these securities before a recovery of fair value, which may be maturity.  Upon review of the attributes of the individual securities, the Company concluded these securities were not other-than-temporarily impaired.

As of December 31, 2014, the Company held one private label residential mortgage backed securities ("PLMBS") with an amortized cost of $3.0 million.  This security had an unrealized gain of $6,000 at December 31, 2014.  As of December 31, 2013, the Company held two private label commercial mortgage backed securities ("CMBS") with an amortized cost of $2.1 million.  These securities had a net unrealized gain of $2,000 at December 31, 2013 and both individual securities were held at an unrealized gain. These securities were paid off at amortized cost during the year ended December 31, 2014.

During the year ended December 31, 2014, 38 residential mortgage related securities with a fair value of $96.9 million were transferred from available-for-sale securities to held-to-maturity. The reclassification was permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity. The securities transferred had an unrealized net loss of $1.6 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities.

At December 31, 2014, the amortized cost of held-to-maturity investments consisted of the following (in thousands):

	Original Cost	Unrealized Loss at Transfer	Post-transfer Accretion	Amortized Cost
Transferred securities	$94,992	$(1,625)	$60	$93,427
Other held-to-maturity securities	76,745	—	—	76,745
Total	$171,737	$(1,625)	$60	$170,172

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

No securities were sold and there were no net investment securities gains (losses) in the consolidated statement of operations for the year ended December 31, 2014. The following schedules provide a summary of the components of net investment securities gains (losses) in the Company’s consolidated statements of operations for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013
	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
	(In thousands)
Obligations of U.S. government agencies	$—	$—	$—
	—	—	—
Private label residential mortgage related security	—	—	—
Agency residential mortgage related securities	532	—	532
Total mortgage related securities	532	—	532
Total securities available-for-sale	$532	$—	$532

	Year Ended December 31, 2012
	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
	(In thousands)
Obligations of U.S. government agencies	$64	$—	$64
	64	—	64
Private label residential mortgage related security	—	(87)	(87)
Agency residential mortgage related securities	3,315	—	3,315
Total mortgage related securities	3,315	(87)	3,228
Total securities available-for-sale	$3,379	$(87)	$3,292

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2014 and 2013 by contractual maturity are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
December 31, 2014
Due in one year or less	$5,803	$5,818	$—	$—
Due after one year through five years	2,550	2,570	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	123,929	125,649	170,172	170,854
	$132,282	$134,037	$170,172	$170,854

December 31, 2013
Due in one year or less	$1,999	$2,000	$—	$—
Due after one year through five years	8,446	8,489	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	252,969	246,068	68,397	67,491
	$263,414	$256,557	$68,397	$67,491

Securities with a fair value of $37.0 million and $9.7 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a fair value of $169.7 million and $197.6 million at December 31, 2014 and 2013, respectively, were used to secure FHLB advances, short-term borrowings, other borrowed funds and related unused borrowing capacities.  See Note 7.

Securities with a fair value of $1.1 million and $702,000 at December 31, 2014 and 2013, respectively, were used to secure derivative transactions.

NOTE 3 - LOANS

The composition of net loans at December 31, 2014 and 2013 is provided below:

	December 31,
	2014	2013
	(In thousands)
Real estate loans:
One- to four-family	$108,208	$127,501
Multi-family and commercial	388,821	408,365
Construction	39,541	5,904
	536,570	541,770
Consumer loans	19,599	22,478
Commercial and industrial loans	179,181	168,013
Total loans	735,350	732,261
Deferred loan origination (fees) cost, net	(294)	(242)
Allowance for loan losses	(10,730)	(11,529)
Net loans	$724,326	$720,490

NOTE 3 - LOANS (Continued)

The following tables present changes in the allowance for loan losses by loan segment for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$403	$7,141	$324	$153	$3,051	$457	$11,529
(Credit) provision for loan losses	(20)	(357)	714	(1)	1,704	(97)	1,943
Loans charged off	(6)	(811)	—	(16)	(2,002)	—	(2,835)
Recoveries	28	17	—	48	—	—	93
Balance, ending	$405	$5,990	$1,038	$184	$2,753	$360	$10,730

Allowance for Loan Losses:
Balance, ending: individually evaluated for impairment	$11	$401	$114	$26	$—	$—	$552
Balance, ending: collectively evaluated for impairment	394	5,589	924	158	2,753	360	10,178
Total	$405	$5,990	$1,038	$184	$2,753	$360	$10,730

Total Loans:
Balance, ending: individually evaluated for impairment	$2,629	$5,849	$2,723	$256	$75	$—	$11,532
Balance, ending: collectively evaluated for impairment	105,579	382,972	36,818	19,343	179,106	—	723,818
Total	$108,208	$388,821	$39,541	$19,599	$179,181	$—	$735,350

	Year Ended December 31, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$642	$6,327	$873	$232	$2,630	$466	$11,170
(Credit) provision for loan losses	(95)	1,252	(549)	(38)	421	(9)	982
Loans charged off	(179)	(463)	—	(71)	—	—	(713)
Recoveries	35	25	—	30	—	—	90
Balance, ending	$403	$7,141	$324	$153	$3,051	$457	$11,529

Allowance for Loan Losses:
Balance, ending: individually evaluated for impairment	$164	$1,287	$263	$6	$—	$—	$1,720
Balance, ending: collectively evaluated for impairment	239	5,854	61	147	3,051	457	9,809
Total	$403	$7,141	$324	$153	$3,051	$457	$11,529

Total Loans:
Balance, ending: individually evaluated for impairment	$2,972	$9,222	$3,231	$141	$—	$—	$15,566
Balance, ending: collectively evaluated for impairment	124,529	399,143	2,673	22,337	168,013	—	716,695
Total	$127,501	$408,365	$5,904	$22,478	$168,013	$—	$732,261

NOTE 3 - LOANS (Continued)

The following tables set forth the breakdown of impaired loans by loan segment as of December 31, 2014 and 2013.

December 31, 2014
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$1,741	$888	$—	$2,629	$137	$2,492
Multi-family and commercial	1,395	—	4,454	5,849	4,502	1,347
Construction	—	2,723	—	2,723	2,723	—
Consumer loans	243	13	—	256	82	174
Commercial and industrial	75	—	—	75	—	75
Total	$3,454	$3,624	$4,454	$11,532	$7,444	$4,088

December 31, 2013
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$2,390	$582	$—	$2,972	$2,972	$—
Multi-family and commercial	3,031	6,191	—	9,222	8,866	356
Construction	3,231	—	—	3,231	3,231	—
Consumer loans	128	13	—	141	141	—
Commercial and industrial	—	—	—	—	—	—
Total	$8,780	$6,786	$—	$15,566	$15,210	$356

For the years ended December 31, 2014, 2013 and 2012, the average recorded investment in the impaired loans was $12.5 million, $15.9 million, and $28.7 million respectively.  The interest income recognized on these impaired loans was $533,000, $359,000 and $502,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Loans on which the accrual of interest has been discontinued amounted to $3.5 million at December 31, 2014 and $8.8 million at December 31, 2013.  If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $161,000, $616,000 and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.  There were no loans past due 90 days or more and still accruing interest at December 31, 2014, 2013 and 2012.

At December 31, 2014, four troubled debt restructurings (“TDRs”) totaling $1.4 million are excluded from the accruing TDR column above as they are included in nonaccrual loans.  Of this amount, $1.1 million relates to one multi-family and commercial loan. Additionally, the Bank had three residential loan TDRs totaling $336,000, which are included in nonaccrual loans.

At December 31, 2013, four TDRs totaling $3.5 million are excluded from the accruing TDR column as they are included in nonaccrual loans. Of this amount, $3.2 million relates to one construction loan.  The Bank had commitments of $618,000 to lend additional funds related to this construction loan. Additionally, the Bank had three residential loan TDRs totaling $256,000 which are included in nonaccrual loans.

During the year ended December 31, 2014, one multi-family and commercial loan totaling $4.5 million was reclassified from an accruing TDR to an other impaired loan.  This reclassification was due to our annual assessment where TDRs that have performed in accordance with the new terms for six consecutive months, are in a current status, reflected a market rate of interest at the time of the restructuring and cross over a year end are considered cured and are no longer classified as TDRs.

NOTE 3 - LOANS (Continued)

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of December 31, 2014 and 2013.

December 31, 2014
	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$11	$—	$—	$11	$394	$405
Multi-family and commercial	10	—	391	401	5,589	5,990
Construction	—	114	—	114	924	1,038
Consumer loans	26	—	—	26	158	184
Commercial and industrial	—	—	—	—	2,753	2,753
Unallocated	—	—	—	—	360	360
Total allowance for loan losses	$47	$114	$391	$552	$10,178	$10,730

December 31, 2013
	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$163	$1	$—	$164	$239	$403
Multi-family and commercial	600	687	—	1,287	5,854	7,141
Construction	263	—	—	263	61	324
Consumer loans	6	—	—	6	147	153
Commercial and industrial	—	—	—	—	3,051	3,051
Unallocated	—	—	—	—	457	457
Total allowance for loan losses	$1,032	$688	$—	$1,720	$9,809	$11,529

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

The following tables set forth a summary of the TDR activity for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014
	Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$245	$245	Principal forgiveness
Multi-family and commercial	1	1,640	1,540	Principal forgiveness
Construction	—	—	—
Consumer loans	—	—	—
Commercial and industrial	—	—	—
Total	2	$1,885	$1,785

Year Ended December 31, 2013
Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
(Dollars in thousands)
Real estate loans:
One- to four-family	2	$622	$622	Delayed repayment
Multi-family and commercial	—	—	—
Construction	—	—	—
Consumer loans	—	—	—
Commercial and industrial	—	—	—
Total	2	$622	$622
During the years ended December 31, 2014 and 2013, a $1.6 million multi-family and commercial real estate TDR which was restructured during 2014 and 2013 defaulted. During 2014, the Company recorded charge-offs of $552,000 on this loan, $100,000 of which was recorded in conjunction with the modification.

The following table sets forth past due loans by segment as of December 31, 2014 and 2013.

	December 31,
	2014		2013
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
One- to four-family real estate	$—	$145	$172	$—
Multi-family and commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	113	—	241	5
Commercial and industrial	—	—	—	—
Total	$113	$145	$413	$5

NOTE 3 - LOANS (Continued)

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

The following tables set forth criticized and classified loans by segment as of December 31, 2014 and 2013.

	December 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$106,467	$376,134	$36,229	$19,357	$174,143	$712,330
Special mention	—	8,406	2,723	—	3,012	14,141
Substandard	1,741	4,281	589	242	2,026	8,879
Doubtful	—	—	—	—	—	—
Total loans	$108,208	$388,821	$39,541	$19,599	$179,181	$735,350

	December 31, 2013
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$125,111	$390,908	$2,673	$22,350	$165,336	$706,378
Special mention	—	12,414	—	—	2,677	15,091
Substandard	2,390	5,043	3,231	128	—	10,792
Doubtful	—	—	—	—	—	—
Total loans	$127,501	$408,365	$5,904	$22,478	$168,013	$732,261

NOTE 4 - DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered into an interest rate swap with a current notional amount of $798,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%.  The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $116,000 and $132,000 at December 31, 2014 and 2013, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments.”

On October 12, 2011, the Company entered into an interest rate swap with a current notional amount of $1.5 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%.  The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $46,000 and gain position of $12,000 at December 31, 2014 and 2013, respectively.  The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations.  Hedge ineffectiveness resulted in expense of $16,000 and income of $20,000 for the years ended December 31, 2014 and 2013, respectively.

NOTE 4 - DERIVATIVES AND HEDGING (Continued)
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

At December 31, 2014, there were four variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $12.6 million, and remaining maturities ranging from five to eight years.  At December 31, 2013, there were five variable-rate to fixed-rate interest swap transactions between the third-party financial institution and our customers with a notional amount of $19.5 million, and remaining maturities ranging from six to nine years.  The fair value of the swaps to the customers was an asset of $91,000 and $969,000 as of December 31, 2014 and 2013, respectively, and all swaps were in paying positions to the third-party financial institution at December 31, 2014 and 2013.  As of December 31, 2014 and 2013, the fair value of the Company’s interest rate swap credit derivatives was a liability of $10,000 and $3,000, respectively.  During the years ended December 31, 2014 and 2013, the Company recognized expense of $8,000 and income of $10,000 respectively, from interest rate swap credit derivatives.

At December 31, 2014, there were six foreign currency swap transactions between the third-party financial institution and our customers with a notional amount of $366,000, and remaining maturities ranging from one to four months.  The aggregate fair value of these swaps to the customers was a loss position of $44,000 as of December 31, 2014.  At December 31, 2014, the fair value of the Company’s credit derivatives was a liability of $2,000.  At December 31, 2013, there were seven foreign currency swap transactions between the third-party financial institution and our customers with a notional amount of $517,000, and remaining maturities ranging from 1 to 11 months.  The aggregate fair value of these swaps to the customers was $0 as of December 31, 2013. At December 31, 2013, the fair value of the Company's credit derivatives was a liability of $1,000. During the years ended December 31, 2014 and 2013, the Company recognized income of $12,000 and $3,000, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.
NOTE 5 - PREMISES AND EQUIPMENT
The components of premises and equipment at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(In thousands)
Land	$3,207	$3,207
Buildings	13,917	13,759
Leasehold improvements	161	202
Furniture, fixtures and equipment	4,845	4,739
	22,130	21,907
Less: accumulated depreciation	(12,712)	(12,093)
Premises and equipment, net	$9,418	$9,814

NOTE 5 - PREMISES AND EQUIPMENT (Continued)
As of December 31, 2014, the Company leased space for an operations center in Blue Bell, Pennsylvania and certain office equipment. The leases are accounted for as operating leases. The Blue Bell lease expires in January 2016 and, upon expiration, the Company has the option to extend the lease at the then prevailing market rate. The following rental expenses were included in the Company's financial statements.

	December 31,
	2014	2013	2012
	(In thousands)
Office rent	$399	$407	$449
Equipment lease	2	2	2
Total	$401	$409	$451

The following table shows the minimum future rental payments under non-cancelable leases for premises and equipment as of December 31, 2014.

Year	Amount
(In thousands)
2015	$428
2016	36
2017	—
2018	—
2019	—
NOTE 6 - DEPOSITS

Deposits and their respective weighted average interest rate at December 31, 2014 and December 31, 2013 consist of the following:

	December 31,
	2014		2013
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing demand accounts	—%	$168,791	—%	$100,748
NOW accounts	0.21	82,417	0.21	84,569
Money market accounts	0.22	73,802	0.20	85,017
Savings and club accounts	0.37	129,893	0.22	108,183
Brokered deposits	0.73	70,817	0.56	71,334
Certificates of deposit	0.87	186,189	1.26	223,864
Total	0.42%	$711,909	0.56%	$673,715

NOTE 6 - DEPOSITS (Continued)
The scheduled maturities of certificates of deposit and brokered deposits for periods subsequent to December 31, 2014 are as follows:

	December 31,
Year	Certificates of Deposit	Brokered Deposits	Total
	(In thousands)
2015	$105,403	$32,362	$137,765
2016	26,548	16,075	42,623
2017	33,205	11,219	44,424
2018	7,741	6,190	13,931
2019	7,604	4,971	12,575
Thereafter	5,688	—	5,688
Total	$186,189	$70,817	$257,006

A summary of interest expense on deposits for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(In thousands)
NOW accounts	$183	$172	$234
Money market accounts	202	172	339
Savings and club accounts	275	141	253
Brokered deposits	450	391	194
Certificates of deposit	2,106	3,468	5,327
Total	$3,216	$4,344	$6,347

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $42.4 million and $51.1 million at December 31, 2014 and 2013, respectively. Deposits in excess of $250,000 are not insured by the FDIC.
NOTE 7 - BORROWINGS

The following is a summary of borrowed funds by type:

	Balance at End of Year	Weighted Average Coupon Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
	(Dollars in thousands)
2014
FHLB advances	$120,000	1.80%	$150,000	$143,980	1.59%
Other borrowed funds	30,000	3.30	30,000	30,000	3.35
Short-term borrowings	50,000	0.32	84,900	41,000	0.31

2013
FHLB advances	$150,000	1.52%	$150,000	$135,807	1.61%
Other borrowed funds	30,000	3.30	30,000	30,000	3.36
Short-term borrowings	80,500	0.32	80,500	47,368	0.28

NOTE 7 - BORROWINGS (Continued)
FHLB Advances

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
(In thousands)
March 2015	$10,000	0.49%	Not Applicable	Not Applicable
April 2015	10,000	0.45	Not Applicable	Not Applicable
August 2015	10,000	0.68	Not Applicable	Not Applicable
March 2016	10,000	0.60	Not Applicable	Not Applicable
March 2016	10,000	0.62	Not Applicable	Not Applicable
September 2016	5,000	0.75	Not Applicable	Not Applicable
September 2016	10,000	1.04	Not Applicable	Not Applicable
June 2017	5,000	0.94	Not Applicable	Not Applicable
November 2017	15,000	3.62	February 2015	LIBOR + 0.10%
November 2017	15,000	3.87	February 2015	LIBOR + 0.10%
December 2017	20,000	2.83	March 2015	LIBOR + 0.11%
	$120,000	1.80%

Advances from the FHLB of Pittsburgh with coupon rates ranging from 0.45% to 3.87% are due as follows.

Maturity	Amount	Weighted Average Coupon Rate
	(Dollars in thousands)
2015	$30,000	0.54%
2016	35,000	0.75
2017	55,000	3.16
	$120,000	1.80%

For the borrowings which have a "Call Date" disclosed in the above table, if the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowing’s fixed rate resets to a variable LIBOR based rate, as noted in the above table.  Subsequent to the call date, the borrowings are callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $411.0 million at December 31, 2014.  As of December 31, 2014, the Bank had qualifying collateral pledged against its advances consisting of loans in the amount of $470.1 million and securities in the amount of $75.7 million. Additionally, as of December 31, 2014, the Bank had a maximum borrowing capacity of $59.3 million with the Federal Reserve Bank of Philadelphia through the Discount Window. This borrowing capacity was generated by pledged securities with a fair value of $59.3 million.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of FHLB of Pittsburgh capital stock. Stock holding requirement is based on a percentage of the Bank's borrowings and a percentage of the Bank's "eligible assets" as defined by the FHLB. Percentages of borrowings and "eligible assets" used to determine the stock requirement are set by the FHLB from a defined range. Maximum percentages are 6.00% of its advances plus 1.00% of the Bank’s "eligible assets." Minimum percentages are 2.00% of its advances plus 0.05% of "eligible assets." Current percentages are 4.00% of advances plus 0.10% of "eligible assets."  As of December 31, 2014, given the current level of FHLB advances and of "eligible assets," the Bank’s maximum potential stock obligation was $14.2 million and minimum potential stock obligation was $3.0 million.  The Company held $6.0 million in FHLB stock at that date.

NOTE 7 - BORROWINGS (Continued)
Other Borrowed Funds

Other borrowed funds obtained from large commercial banks under security repurchase agreements totaled $30.0 million at December 31, 2014.  These borrowings contractually mature with dates ranging from September 2018 through November 2018. As disclosed in the table below, one of the borrowings may be called by the lender based on the underlying agreements.  Accordingly, the contractual maturity on that borrowing may differ from actual maturity.

			Next Call Date	Subsequent Call Frequency
Maturity Date	Amount	Coupon Rate
(In thousands)
September 2018	$10,000	3.40%	Not Applicable	Not Applicable
September 2018	5,000	3.20	Not Applicable	Not Applicable
October 2018	5,000	3.15	January 2015	Quarterly
October 2018	5,000	3.27	Not Applicable	Not Applicable
November 2018	5,000	3.37	Not Applicable	Not Applicable
	$30,000	3.30%

Mortgage backed securities with a fair value of $34.7 million at December 31, 2014 were used to secure these other borrowed funds.

During 2012, the Company terminated $20.0 million of other long-term borrowings at a pre-tax cost of $1.5 million, which was recorded in loss on extinguishment of debt in the consolidated statement of operations.

On January 5, 2015, the Bank modified the four non-callable fixed rate borrowings (as identified in the above table) totaling $25.0 million. Prior to the modification, the borrowings had a weighted average fixed rate of 3.33% and a weighted average term to maturity of 3.8 years. Subsequent to the modification, the borrowings have a weighted average variable rate of one-month LIBOR plus 1.79% and a weighted average term to maturity of 5.0 years.

Short-term Borrowings

Short-term borrowings consist of overnight borrowings plus term borrowings with an original maturity less than one year. Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB. As of December 31, 2014, the Company had $50.0 million of short-term borrowings consisting of $35.0 million of overnight borrowings and $15.0 million of short-term borrowings with an original maturity less than one year. The weighted average rates for these borrowings was 0.31% and 0.33%, respectively. As of December 31, 2013, the Company had $80.5 million of short term borrowings consisting solely of overnight borrowings with a weighted average rate of 0.32%.
NOTE 8 - EMPLOYEE BENEFITS
401(k) Plan
The Bank has a 401(k) retirement plan covering all employees meeting certain eligibility requirements. Employees may contribute a percentage of their salary to the Plan each year, subject to limitations set by law. The Bank matches a portion of each employee contribution and also may make discretionary contributions, based on the Bank's performance. The Bank provides a matching contribution equivalent to 33% of the first 6% of the contribution made by an employee. The Bank's contributions to the plan on behalf of its employees resulted in an expenditure of $143,000, $146,000 and $131,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest in the Bancorp's common stock that provides employees meeting certain eligibility requirements with the opportunity to receive a funded retirement benefit, based on the value of the Bancorp's common stock. The ESOP has purchased 963,767 shares of common stock and has total loans outstanding of $5.5 million as of December 31, 2014. The ESOP purchased shares in two separate transactions as described below.

NOTE 8 - EMPLOYEE BENEFITS (Continued)
The ESOP initially purchased 615,267 shares of common stock in 2006 in conjunction with the Bancorp's initial public offering at a price of $9.35 per share with the proceeds of a loan from Bancorp to the ESOP. The outstanding loan principal balance on the initial ESOP transaction at December 31, 2014 and 2013 was $3.0 million and $3.3 million, respectively. ESOP shares from this transaction that were unallocated at December 31, 2014 totaled 246,106 and had a fair market value of $4.1 million.
The ESOP purchased an additional 348,500 shares of common stock in conjunction with the Bancorp's mutual-to-stock conversion completed on June 29, 2010 at a price of $10.00 per share with the proceeds of a second loan from the Bancorp to the ESOP. The outstanding loan principal balance at December 31, 2014 and 2013 was $2.5 million and $2.8 million, respectively. ESOP shares from this transaction that were unallocated at December 31, 2014 totaled 240,345 and had a fair market value of $4.0 million.
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
As of December 31, 2014, there were no shares committed to employees, 477,316 shares allocated to employees and 486,451 unallocated shares to be released in future periods.
Total ESOP compensation expense for the years ended December 31, 2014, 2013 and 2012 was $1.1 million, $1.1 million and $921,000, respectively, representing the average fair market value of shares allocated during the year.
Long-Term Incentive Plan
The Bank maintains the Fox Chase Bank Executive Long-Term Incentive Plan (the "Incentive Plan"). All plan assets are invested in Bancorp common stock. The Incentive Plan became effective January 1, 2006. All shares in the plan were fully vested on January 1, 2011.
NOTE 9 - STOCK BASED COMPENSATION

In 2007, stockholders approved the Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan (the "2007 Plan"). The Plan provides that 769,083 shares of common stock may be issued in connection with the exercise of stock options and 307,633 shares of common stock may be issued as restricted stock. The Plan allows for the granting of non-statutory stock options ("NSOs"), incentive stock options and restricted stock. Options are granted at no less than the fair value of the Bancorp's common stock on the date of the grant. In 2007, a trust was funded which purchased 307,395 shares of Bancorp's common stock to fund restricted stock awards under the Plan. The 307,395 shares were purchased by the trust at a weighted average cost of $12.18 per share.
In August 2011, stockholders approved the Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan (the "2011 Plan"). The 2011 Plan provides that 685,978 shares of common stock may be issued in connection with the exercise of stock options and 274,391 shares of common stock may be issued as restricted stock, including performance based restricted stock. In August 2011, a trust was funded that purchased 274,391 shares of Bancorp's common stock to fund restricted stock awards under the 2011 Plan. The 274,391 shares were purchased by the trust at a weighted average cost of $12.66 per share.
During the years ended December 31, 2014, 2013 and 2012, the Company recorded $1.2 million, $1.1 million and $1.0 million of stock based compensation expense, respectively, comprised of stock option expense of $437,000, $431,000 and $420,000, respectively and restricted stock expense of $812,000, $693,000 and $621,000, respectively.

NOTE 9 - STOCK BASED COMPENSATION (Continued)
The following is a summary of the Bancorp’s stock option activity and related information for the years ended December 31, 2014, 2013 and 2012.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2011	788,142	$11.23	6.6 years	$1,111,000
Granted	146,550	13.15
Exercised	(43,954)	10.94
Forfeited/Cancelled	(13,069)	11.10
Outstanding at December 31, 2012	877,669	$11.57	6.3 years	$4,461,000
Granted	255,650	17.00
Exercised	(9,811)	10.82
Forfeited/Cancelled	(100)	12.94
Outstanding at December 31, 2013	1,123,408	$12.81	6.2 years	$5,013,000
Granted	39,600	16.92
Exercised	(39,388)	11.12
Forfeited/Cancelled	(23,100)	15.52
Outstanding at December 31, 2014	1,100,520	$12.96	5.3 years	$4,172,000
Exercisable at December 31, 2014	731,017	$11.73	4.0 years	$3,631,000

Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management utilized the Company's actual volatility in determining the expected volatility rate, estimated the expected life of the options using the simplified method allowed under certain accounting standards and determined the risk-free rate utilizing the Treasury yield for the expected life of the option contract.

The fair value and underlying assumptions for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014			2013			2012
Fair Value	$3.49	-	$3.66	$4.20	-	$4.45	$3.56	-	$3.92
Expected Dividend Yield	3.53%			2.22%			1.82%
Expected Volatility	30.71%	-	31.04%	31.11%	-	31.12%	32.00%	-	32.50%
Risk-Free Interest Rate	1.85%	-	1.90%	1.19%	-	1.74%	0.86%	-	1.10%
Expected Option Life in Years	6.5			6.5			6.5

NOTE 9 - STOCK BASED COMPENSATION (Continued)
The following is a summary of the Bancorp’s unvested options as of December 31, 2014, 2013 and 2012 and the changes therein during the years then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value

Unvested at December 31, 2011	322,530	$3.15
Granted	146,550	3.57
Vested	(145,350)	3.10
Forfeited / Cancelled	(13,069)	3.17
Unvested at December 31, 2012	310,661	$3.36
Granted	255,650	4.20
Vested	(90,787)	3.16
Forfeited / Cancelled	—	—
Unvested at December 31, 2013	475,524	$3.85
Granted	39,600	3.65
Vested	(125,521)	3.65
Forfeited / Cancelled	(20,100)	3.91
Unvested at December 31, 2014	369,503	$3.90

Expected future expense relating to the 369,503 non-vested options outstanding as of December 31, 2014 is $1.1 million over a weighted average period of 2.9 years.

The following is a summary of the status of the Bancorp’s restricted stock as of December 31, 2014, 2013 and 2012 and changes therein during the years then ended.

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2011	119,990	$11.54
Granted	69,950	13.14
Vested	(56,358)	11.46
Forfeited / Cancelled	(3,025)	12.08
Unvested at December 31, 2012	130,557	$12.41
Granted	122,450	17.00
Vested	(27,075)	11.77
Forfeited / Cancelled	—	—
Unvested at December 31, 2013	225,932	$14.98
Granted	18,865	15.89
Vested	(47,525)	13.76
Forfeited / Cancelled	(8,650)	15.32
Unvested at December 31, 2014	188,622	$15.36

Expected future compensation expense relating to the 188,622 restricted shares at December 31, 2014 is $2.2 million over a weighted average period of 3.0 years.

NOTE 9 - STOCK BASED COMPENSATION (Continued)
In August 2011, the Company granted 10,668 shares (the "target shares") of performance-based restricted stock to certain executive officers of the Company. In August 2014, the Company awarded an additional 4,265 shares of performance-based restricted stock, which represented additional shares owed to participants under the August 2011 grant as the Company exceeded the performance targets under the 2011 award. This represented a total grant of 140% of the "target shares."  The 14,933 shares had a grant date fair value of $12.39.
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
NOTE 10 - INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Federal:
Current	$1,534	$3,330	$2,408
Deferred	1,876	(1,083)	(140)
	3,410	2,247	2,268
State:
Current	20	—	—
Deferred	(12)	16	50
	8	16	50
	$3,418	$2,263	$2,318

The provision for income taxes differs from the statutory federal rate of 34% due to the following:

	December 31,
	2014	2013	2012
	(In thousands)
Federal income tax at statutory rate of 34%	$3,948	$2,651	$2,509
Tax exempt interest, net	(295)	(233)	(62)
Bank-owned life insurance	(163)	(160)	(160)
ESOP compensation expense	158	167	101
Other, net	19	14	13
Dividends received from equity method investments	(61)	(98)	(49)
Dividends paid on benefit plans	(192)	(89)	(67)
State taxes, net	(140)	(20)	304
Increase (decrease) in valuation allowance	144	31	(271)
Total Provision	$3,418	$2,263	$2,318
Effective tax rate	29.44%	29.03%	31.41%

NOTE 10 - INCOME TAXES (Continued)
The net deferred tax asset consisted of the following components as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses, net	$3,779	$3,920
Provision for loss on assets acquired through foreclosure	100	1,826
Nonaccrual interest	89	274
Equity incentive plans	1,398	1,187
Accrued expenses	508	455
Deferred lease liability	27	46
State net operating loss carryforward	65	96
Unrealized losses on securities available-for-sale	—	2,408
	5,966	10,212
Valuation allowance	(211)	(67)
	5,755	10,145
Deferred tax liabilities:
Prepaid expense deduction	260	255
Mortgage servicing rights	39	52
Loan origination costs	25	28
Deferrable earnings on investments	478	504
Depreciation of premises and equipment	319	400
Unrealized gains on securities available-for-sale	73	—
	1,194	1,239
Net Deferred Tax Asset	$4,561	$8,906

Based on the Company's history of earnings and its expectation of future taxable income, management anticipates that it is more likely than not that the above deferred tax assets will be realized, except for $211,000 of net deferred tax assets related to Fox Chase Bank's state taxes.
Retained earnings include $6.0 million at December 31, 2014, 2013 and 2012 for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the "Act") eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of cumulative retained earnings or liquidates.
Approximately $65,000 of gross deferred tax assets were related to state tax net operating losses at December 31, 2014. Of this amount, $29,000 is related to the Bank and has a full valuation allowance of $29,000 on this deferred tax asset due to an expectation of such net operating losses expiring before being utilized. The remaining $36,000 of gross deferred tax assets were related to state tax net operating losses on Fox Chase Service Corporation and have no valuation allowance as it is more likely than not that it will be fully utilized before it expires. The Company has $414,000 of state net operating losses remaining as of December 31, 2014 for the Bank, which will begin to expire December 31, 2015. The Company has $363,000 of state net operating losses remaining as of December 31, 2014 for Fox Chase Service Corporation, which will begin to expire December 31, 2029.
As of December 31, 2014 and prior periods, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest and penalties as a component of income tax expense. Federal and state tax years 2011 through 2013 were open for examination as of December 31, 2014.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
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
A summary of the Company's financial instrument commitments at December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
	(In thousands)
Commitments to grant loans	$43,853	$31,401
Unfunded commitments under lines of credit	123,459	115,229
Standby letters of credit	17,324	11,508
Commercial letters of credit	413	411
	$185,049	$158,549
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but includes principally residential or commercial real estate, accounts receivable or inventory. Fixed rate commitments to grant loans were $6.6 million and $4.0 million as of December 31, 2014 and December 31, 2013, respectively. The interest rates on these fixed rate loans ranged from 4.25% to 6.00% as of December 31, 2014 and 4.50% to 6.00% as of December 31, 2013.
Legal Proceedings
The Company is periodically subject to various pending and threatened legal actions, which involve claims for monetary relief. Based upon information presently available to the Company, it is the Company's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company's results of operations.
Service Contracts
The Company has entered into contracts with third-party providers to manage the Company's network operations, data processing and other related services. The projected amount of the Company's future minimum payments contractually due after December 31, 2014 is as follows (in thousands):

Year	Amount
2015	$1,690
2016	60
2017	14
2018	—
2019	—

NOTE 12 - STOCKHOLDERS' EQUITY
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
Quantitative measures established by regulation to ensure capital adequacy require the Bancorp and Bank to maintain minimum amounts and ratios (set forth below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to total assets, as defined. Management believes, as of December 31, 2014, that the Bancorp and Bank meet all capital adequacy requirements to which they were subject.
As of December 31, 2014, the Bancorp and Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bancorp or Bank's category.

The Bancorp and Bank's actual capital amounts and ratios at December 31, 2014 and 2013 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014

Total risk-based capital (to risk-weighted assets)
Bancorp	$183,993	23.45%	$62,758	8.0%	$78,448	10.0%
Bank	156,976	20.02	62,743	8.0	78,428	10.0

Tier 1 capital (to risk-weighted assets)
Bancorp	175,795	22.41	31,379	4.0	47,069	6.0
Bank	148,781	18.97	31,371	4.0	47,057	6.0

Tier 1 capital (to adjusted assets)
Bancorp	175,795	16.58	42,420	4.0	53,026	5.0
Bank	148,781	13.99	42,551	4.0	53,188	5.0

December 31, 2013

Total risk-based capital (to risk-weighted assets)
Bancorp	$186,147	23.67%	$62,905	8.0%	$78,631	10.0%
Bank	153,206	19.48	62,903	8.0	78,629	10.0

Tier 1 capital (to risk-weighted assets)
Bancorp	177,916	22.63	31,452	4.0	47,178	6.0
Bank	144,977	18.44	31,452	4.0	47,177	6.0

Tier 1 capital (to adjusted assets)
Bancorp	177,916	16.18	43,971	4.0	54,964	5.0
Bank	144,977	13.12	44,194	4.0	55,242	5.0

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)
The Bancorp's ability to pay dividends is limited by statutory and regulatory requirements. The Bancorp may not declare nor pay dividends on its stock if such declaration or payment would violate statutory or regulatory requirements. During 2014, the Bancorp paid total cash dividends of $0.60 per common share. During 2013, the Bancorp paid total cash dividends of $0.28 per common share.
During the first quarter of 2014, the Bancorp received a $5.8 million dividend from the Bank, equaling the amount of the Bank's 2013 net income. The Bancorp did not receive any dividends from the Bank during 2013.
The Bancorp repurchased 384,400 shares of common stock during the year ended December 31, 2014 in conjunction with stock repurchase programs. There were 218,752 shares repurchased during the year ended December 31, 2013. As of December 31, 2014, the aggregate purchases recorded as treasury stock, at cost, on the Bancorp's statement of condition is $39.7 million.
NOTE 13 - FAIR VALUE

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

The Company determines the fair value of financial instruments using three levels of input:

Level 1 - Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 - Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Valuations are observed from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2014 and 2013:

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

NOTE 13 - FAIR VALUE (Continued)
Loans Receivable, Net

To determine the fair values of loans that are not impaired, we employ discounted cash flow analyses that use interest rates and terms similar to those currently being offered to borrowers.  We do not record loans at fair value on a recurring basis.  We record fair value adjustments to impaired loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment.  For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that we may adjust due to specific characteristics of the loan or collateral.

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

NOTE 13 - FAIR VALUE (Continued)
The estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013 were as follows:

		December 31,
		2014		2013
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:
Cash and cash equivalents	Level 1	$17,213	$17,213	$11,947	$11,947
Available-for-sale securities:
Investment securities available-for-sale	Level 2	8,388	8,388	10,489	10,489
Private label commercial mortgage related securities	Level 3	—	—	2,120	2,120
Agency residential mortgage related securities	Level 2	125,649	125,649	243,948	243,948
Held-to-maturity securities:
Private label residential mortgage related security	Level 2	2,979	2,985	—	—
Agency residential mortgage related securities	Level 2	167,193	167,869	68,397	67,491
Loans receivable, net	Level 3	724,326	732,142	720,490	721,417
FHLB stock	Level 3	6,015	6,015	9,813	9,813
Accrued interest receivable	Level 2, 3	3,147	3,147	3,308	3,308
Mortgage servicing rights	Level 3	111	111	152	152
Financial assets acquired from debtors	Level 3	—	—	1,938	1,938
Financial liabilities:
Savings and club accounts	Level 2	129,893	129,893	108,183	108,183
Demand, NOW and money market deposits	Level 2	325,010	325,010	270,334	270,334
Brokered deposits	Level 2	70,817	70,600	71,334	71,020
Certificates of deposit	Level 2	186,189	186,154	223,864	225,357
Short-term borrowings	Level 2	50,000	50,000	80,500	80,500
FHLB advances	Level 2	120,000	123,189	150,000	154,069
Other borrowed funds	Level 2	30,000	32,017	30,000	32,178
Accrued interest payable	Level 2	311	311	314	314
Derivative contracts	Level 2, 3	174	174	124	124

The following financial instruments were classified as Level 3 and carried at fair value as of the dates indicated below:

•
Private label CMBS, the fair value of which are difficult to determine because they are not actively traded in securities markets.  The net unrealized gain in the private label CMBS portfolio was $2,000 at December 31, 2013.

•
Two commercial loans, since lending credit risk is not an observable input for these loans (see Note 4).  The unrealized gain on the two loans was $152,000 at December 31, 2014 compared to $125,000 at December 31, 2013.

•
Financial assets acquired from debtors were valued using executed sales agreements at December 31, 2013. Losses resulting from changes in fair value were $4.8 million for the year ended December 31, 2013.  This loss was recorded in assets acquired through foreclosure expense in the consolidated statements of operations.

•
Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input.  The liability resulting from credit derivatives was $12,000 at December 31, 2014 and $4,000 at December 31, 2013.

NOTE 13 - FAIR VALUE (Continued)
The following measures were made on a recurring basis as of December 31, 2014 and 2013.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$302	$—	$302	$—
Corporate securities	8,086	—	8,086	—
Agency residential mortgage related securities	125,649	—	125,649	—
Loans (1)	2,451	—	—	2,451
Derivative contracts (1)	(174)	—	(162)	(12)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$308	$—	$308	$—
Corporate securities	10,181	—	10,181	—
Private label commercial mortgage related securities	2,120	—	—	2,120
Agency residential mortgage related securities	243,948	—	243,948	—
Loans (1)	2,535	—	—	2,535
Financial assets acquired from debtors	1,938	—	—	1,938
Derivative contracts (1)	(124)	—	(120)	(4)
(1)          Such financial instruments are recorded at fair value as further described in Note 4.

The following measures were made on a non-recurring basis as of December 31, 2014 and 2013:

Loans, which were partially charged off at December 31, 2014 and 2013.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

MSRs, the fair value of which was determined using a third-party valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Other real estate owned, for which we used Level 3 inputs, which consist of appraisals, agreements of sale or letters of intent.

NOTE 13 - FAIR VALUE (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

	Balance	(Level 1)	(Level 2)	(Level 3)
December 31, 2014	(In thousands)
Loans	$1,654	$—	$—	$1,654
Mortgage servicing rights	111	—	—	111
Other real estate owned	2,814	—	—	2,814
Total	$4,579	$—	$—	$4,579

December 31, 2013
Loans	$912	$—	$—	$912
Mortgage servicing rights	152	—	—	152
Other real estate owned	4,314	—	—	4,314
Total	$5,378	$—	$—	$5,378

The following tables include a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3), on a recurring basis, for the periods from December 31, 2012 to December 31, 2014.

	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands)
Beginning balance, December 31, 2012	$6,197	$(12)	$3,714	$2,806	$12,705
Purchases/additions	—	(5)	1,994	—	1,989
Sales	—	—	(120)	—	(120)
Payments (received) made	(3,998)	—	1,143	(104)	(2,959)
Premium amortization, net	(3)	—	—	—	(3)
(Decrease) increase in value	(76)	13	(4,793)	(167)	(5,023)
Ending balance, December 31, 2013	$2,120	$(4)	$1,938	$2,535	$6,589
Purchases/additions	—	(12)	—	—	(12)
Sales	—	—	(1,938)	—	(1,938)
Payments received	(2,118)	—	—	(112)	(2,230)
Premium amortization, net	—	—	—	—	—
(Decrease) increase in value	(2)	4	—	28	30
Ending balance, December 31, 2014	$—	$(12)	$—	$2,451	$2,439

There were no transfers made between levels during the years ended December 31, 2014 or 2013.

NOTE 14 - RELATED PARTY TRANSACTIONS
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
There were no loans to directors and executive officers as of December 31, 2014 and 2013.
Equity Method Investments
As of December 31, 2014, 2013 and 2012, Fox Chase Bank owned approximately 45% of Philadelphia Mortgage Advisors, Inc. ("PMA"). During 2014, 2013 and 2012, the Company engaged in certain business activities with PMA. These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage loans from PMA. The Company recorded interest income from PMA on the warehouse line of $269,000, $307,000, and $460,000 for the years ended December 31, 2014, 2013 and 2012, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, of $35,000, $47,000 and $66,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The balance outstanding on the warehouse line was $11.7 million and $4.4 million at December 31, 2014 and 2013, respectively. In addition, the Company acquired total loans from PMA of $668,000, $892,000 and $14.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, which includes the cost of the loans.
The Company's investment in PMA was $2.1 million at December 31, 2014 and 2013 and was included in other assets on the consolidated statements of condition.
PMA had total assets of $20.5 million and $12.9 million as of December 31, 2014 and 2013, respectively. PMA had total liabilities of $16.4 million and $8.7 million as of December 31, 2014 and 2013, respectively. PMA had net revenues of $5.3 million, $7.0 million and $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. PMA had expenses (including income taxes) of $4.9 million, $6.0 million and $6.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. PMA had net income of $379,000, $949,000 and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
NOTE 15 - ACCOUNTING PRONOUNCEMENTS

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

ASU No. 2014-04 - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The amendments in this update apply to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to requirements of the applicable jurisdiction.  The amendments in this update are effective for the Company for annual reporting periods beginning on or after January 1, 2015, and interim periods within those annual periods. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements, but is expected to result in additional disclosures.

NOTE 15 - ACCOUNTING PRONOUNCEMENTS (Continued)
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

NOTE 15 - ACCOUNTING PRONOUNCEMENTS (Continued)
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
NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for Fox Chase Bancorp, Inc. (parent company only) reflect the investment in its wholly owned subsidiary, Fox Chase Bank, using the equity method of accounting.
CONDENSED BALANCE SHEET

	December 31,
	2014	2013
	(In thousands)
ASSETS
Cash and due from banks	$290	$99
Interest-earning deposits with banks	19,994	25,934
Total cash and cash equivalents	20,284	26,033
Investment in subsidiary	148,897	140,527
Due from subsidiary, net	1,020	888
ESOP loans	5,525	6,109
Other assets	261	20
Total Assets	175,987	173,577
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	76	110
Total Liabilities	76	110
Stockholders' Equity	175,911	173,467
Total Liabilities and Stockholders' Equity	$175,987	$173,577
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
INCOME
Interest on deposits with banks	$37	$37	$66
Interest on ESOP loans	365	400	432
Total Income	402	437	498
EXPENSES
Other expenses	906	996	1,000
Total Expenses	906	996	1,000
Loss before income tax benefit and equity in undistributed net earnings of subsidiary	(504)	(559)	(502)
Income tax benefit	(171)	(280)	(171)
Loss before equity in undistributed net earnings of subsidiary	(333)	(279)	(331)
Equity in undistributed net earnings of subsidiary	8,528	5,813	5,393
Net Income	$8,195	$5,534	$5,062

NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows From Operating Activities
Net income	$8,195	$5,534	$5,062
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(8,528)	(5,813)	(5,393)
(Increase) decrease in due from subsidiary, net	(132)	(907)	259
Excess tax benefit from exercise of stock options and vesting of restricted stock	(86)	(59)	(88)
(Increase) decrease in other assets	(155)	588	(308)
(Decrease) increase in other liabilities	(34)	(2)	130
Net Cash Used in Operating Activities	(740)	(659)	(338)
Cash Flows from Investing Activities
Loan payment received on ESOP loans	584	550	516
Cash dividends received from subsidiary	5,813	—	21,281
Net Cash Provided by Investing Activities	6,397	550	21,797
Cash Flows from Financing Activities
Purchase of treasury stock	(6,262)	(3,703)	(9,911)
Excess tax benefit from exercise of stock options and vesting of restricted stock	86	59	88
Receipts from subsidiary related to equity compensation activity	1,248	3,316	646
Common stock issued for exercise of stock options	439	106	480
Cash dividends paid	(6,917)	(3,243)	(2,382)
Net Cash Used in Financing Activities	(11,406)	(3,465)	(11,079)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,749)	(3,574)	10,380
Cash and Cash Equivalents—Beginning	26,033	29,607	19,227
Cash and Cash Equivalents—Ending	$20,284	$26,033	$29,607

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)
The following represents summarized quarterly financial data of Fox Chase Bancorp, Inc. and subsidiary, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. The Company reported net income of $2.1 million for the quarter ended December 31, 2014 and net income of $1.5 million for the quarter ended December 31, 2013.
The net income for the quarter ended December 31, 2014 included a provision for loan losses of $350,000 and valuation adjustments of assets acquired through foreclosure of $23,000, which is recorded in noninterest expense.
The net income for the quarter ended December 31, 2013 included a provision for loan losses of $450,000 and a valuation adjustment of assets acquired through foreclosure of $713,000, which is recorded in noninterest expense.

Three Months Ended	12/31/2014	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
	(Dollars in thousands, except per share data)
Interest income	$9,840	$10,153	$10,078	$10,058	$10,291	$10,141	$9,825	$9,872
Interest expense	1,606	1,635	1,653	1,741	1,843	1,909	1,958	1,959
Net interest income	8,234	8,518	8,425	8,317	8,448	8,232	7,867	7,913
Provision (Credit) for loan losses	350	1,493	100	—	450	675	(783)	640
Net interest income after provision for loan losses	7,884	7,025	8,325	8,317	7,998	7,557	8,650	7,273
Noninterest income	678	642	514	459	568	1,029	1,139	1,054
Noninterest expense	5,621	5,198	5,419	5,993	6,487	7,002	8,307	5,675
Income before taxes	2,941	2,469	3,420	2,783	2,079	1,584	1,482	2,652
Income tax provision	833	653	1,105	827	589	411	438	825
Net Income	$2,108	$1,816	$2,315	$1,956	$1,490	$1,173	$1,044	$1,827

Per Common Share Data
Weighted average common shares—basic	11,127,377	11,287,884	11,291,452	11,294,883	11,272,233	11,247,741	11,262,144	11,376,054
Weighted average common shares—diluted	11,366,427	11,523,917	11,534,163	11,555,104	11,535,589	11,494,520	11,489,566	11,602,633
Net income per share—basic	$0.19	$0.16	$0.21	$0.17	$0.13	$0.10	$0.09	$0.16
Net income per share—diluted	$0.19	$0.16	$0.20	$0.17	$0.13	$0.10	$0.09	$0.16