Form 10-Q
period 2015-03-31
Fox Chase Bancorp Inc
filed 2015-05-05
CIK 1485176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 _______________________________________________________________
FORM 10-Q

__________________________________________________

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes  ☐    No  ☒

As of April 30, 2015, there were 11,673,991 shares of the registrant’s common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
FOX CHASE BANCORP, INC.
Consolidated Statements of Condition
(In Thousands, Except Share Data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$1,000	$2,763
Interest-earning demand deposits in other banks	19,067	14,450
Total cash and cash equivalents	20,067	17,213
Investment securities available-for-sale	13,957	8,388
Investment securities held-to-maturity (fair value of $1,785 at March 31, 2015 and $0 at December 31, 2014)	1,775	—
Mortgage related securities available-for-sale	120,778	125,649
Mortgage related securities held-to-maturity (fair value of $170,307 at March 31, 2015 and $170,854 at December 31, 2014)	168,225	170,172
Loans, net of allowance for loan losses of $11,178 at March 31, 2015 and $10,730 at December 31, 2014	753,743	724,326
Federal Home Loan Bank stock, at cost	5,015	6,015
Bank-owned life insurance	15,147	15,027
Premises and equipment, net	9,292	9,418
Assets acquired through foreclosure	2,804	2,814
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,286	3,147
Mortgage servicing rights, net	106	111
Deferred tax asset, net	4,286	4,561
Other assets	4,055	6,155
Total Assets	$1,124,156	$1,094,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$803,029	$711,909
Short-term borrowings	—	50,000
Federal Home Loan Bank advances	110,000	120,000
Other borrowed funds	30,000	30,000
Advances from borrowers for taxes and insurance	1,255	1,447
Accrued interest payable	268	311
Accrued expenses and other liabilities	4,365	5,038
Total Liabilities	948,917	918,705

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 2015 and December 31, 2014)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 11,732,991 shares outstanding at March 31, 2015 and 11,802,791 shares outstanding at December 31, 2014)	147	147
Additional paid-in capital	139,264	139,177
Treasury stock, at cost (2,922,372 shares at March 31, 2015 and 2,852,572 shares at December 31, 2014)	(40,835)	(39,698)
Common stock acquired by benefit plans	(7,646)	(8,056)
Retained earnings	83,643	84,225
Accumulated other comprehensive income, net	666	116
Total Stockholders’ Equity	175,239	175,911
Total Liabilities and Stockholders’ Equity	$1,124,156	$1,094,616

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Interest and fees on loans	$8,139	$8,110
Interest on mortgage related securities	1,603	1,828
Interest and dividends on investment securities	379	120
Other interest income	3	—
Total Interest Income	10,124	10,058
INTEREST EXPENSE
Deposits	715	898
Short-term borrowings	32	25
Federal Home Loan Bank advances	539	570
Other borrowed funds	166	248
Total Interest Expense	1,452	1,741
Net Interest Income	8,672	8,317
Provision for loan losses	472	—
Net Interest Income after Provision for Loan Losses	8,200	8,317
NONINTEREST INCOME
Service charges and other fee income	384	352
Income on bank-owned life insurance	120	117
Equity in earnings of affiliate	40	(33)
Other	27	23
Total Noninterest Income	571	459
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,719	3,641
Occupancy expense	477	496
Furniture and equipment expense	83	111
Data processing costs	573	385
Professional fees	363	478
Marketing expense	41	41
FDIC premiums	119	165
Assets acquired through foreclosure expense	30	321
Other	360	355
Total Noninterest Expense	5,765	5,993
Income Before Income Taxes	3,006	2,783
Income tax provision	727	827
Net Income	$2,279	$1,956
Earnings per share:
Basic	$0.21	$0.17
Diluted	$0.20	$0.17

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$2,279	$1,956
Other comprehensive income:

Unrealized holding gains on investment	800	2,705
Tax effect	(276)	(954)
Net of tax amount	524	1,751

Accretion of unrealized loss on securities reclassified to held-to-maturity	41	—
Tax effect	(15)	—
Net of tax amount	26	—

Other comprehensive income	550	1,751
Comprehensive income	$2,829	$3,707

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2015 and 2014
(In Thousands, Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Equity
BALANCE - DECEMBER 31, 2013	$146	$137,593	$(33,436)	$(9,272)	$82,885	$(4,449)	$173,467
Purchase of treasury stock	—	—	—	—	—	—	—
Stock based compensation expense	—	297	—	—	—	—	297
ESOP shares allocated to employees	—	123	—	157	—	—	280
Issuance of stock for vested equity awards	—	(331)	—	263	68	—	—
Common stock issued for exercise of vested stock options	—	6	—	—	—	—	6
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	10	—	—	—	—	10
Dividends paid ($0.26 per share)	—	—	—	—	(3,015)	—	(3,015)
Net income	—	—	—	—	1,956	—	1,956
Other comprehensive income	—	—	—	—	—	1,751	1,751
BALANCE - MARCH 31, 2014	$146	$137,698	$(33,436)	$(8,852)	$81,894	$(2,698)	$174,752

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Equity

BALANCE - DECEMBER 31, 2014	$147	$139,177	$(39,698)	$(8,056)	$84,225	$116	$175,911
Purchase of treasury stock	—	—	(1,137)	—	—	—	(1,137)
Stock based compensation expense	—	310	—	—	—	—	310
ESOP shares allocated to employees	—	113	—	156	—	—	269
Issuance of stock for vested equity awards	—	(333)	—	254	79	—	—
Common stock issued for exercise of vested stock options	—	—	—	—	—	—	—
Excess tax expense from exercise of stock options and vesting of restricted stock	—	(3)	—	—	—	—	(3)
Dividends paid ($0.26 per share)	—	—	—	—	(2,940)	—	(2,940)
Net income	—	—	—	—	2,279	—	2,279
Other comprehensive income	—	—	—	—	—	550	550
BALANCE - MARCH 31, 2015	$147	$139,264	$(40,835)	$(7,646)	$83,643	$666	$175,239

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$2,279	$1,956
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	472	—
Valuation adjustment for assets acquired through foreclosure	15	282
Depreciation	163	189
Net amortization of securities premiums and discounts	423	465
Deferred income tax (expense) benefit	(16)	1,613
Stock compensation from benefit plans	579	577
Income on bank-owned life insurance	(120)	(117)
Excess tax expense (benefit) from exercise of stock options and vesting of restricted stock	3	(10)
Decrease in mortgage servicing rights, net	5	14
Decrease in accrued interest receivable and other assets	2,675	144
Decrease in accrued interest payable, accrued expenses and other liabilities	(716)	(958)
Net Cash Provided by Operating Activities	5,762	4,155
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(8,056)	—
Proceeds from maturities, calls and principal repayments	2,500	2,000
Investment securities held-to-maturity:
Purchases	(1,775)	—
Mortgage related securities available-for-sale:
Purchases	—	(2,830)
Proceeds from maturities, calls and principal repayments	5,467	9,636
Mortgage related securities held-to-maturity:
Purchases	(4,048)	(9,767)
Proceeds from maturities, calls and principal repayments	5,817	2,456
Net (increase) decrease in loans	(9,651)	27,410
Purchases of loans and loan participations	(20,968)	(1,346)
Net decrease in Federal Home Loan Bank stock	1,000	92
Purchases of premises and equipment	(37)	(18)
Additions to assets acquired through foreclosure	(5)	—
Proceeds from sales and payments on assets acquired through foreclosure	—	1,938
Net Cash (Used in) Provided by Investing Activities	(29,756)	29,571
Cash Flows from Financing Activities
Net increase in deposits	91,120	19,778
Decrease in advances from borrowers for taxes and insurance	(192)	(143)
Principal payments on Federal Home Loan Bank advances	(10,000)	—
Net decrease in short-term borrowings	(50,000)	(53,400)
Excess tax (expense) benefit from exercise of stock options and vesting of restricted stock	(3)	10
Common stock issued for exercise of stock options	—	6
Purchase of treasury stock	(1,137)	—
Cash dividends paid	(2,940)	(3,015)
Net Cash Provided by (Used in) Financing Activities	26,848	(36,764)
Net Increase (Decrease) in Cash and Cash Equivalents	2,854	(3,038)
Cash and Cash Equivalents – Beginning	17,213	11,947
Cash and Cash Equivalents – Ending	$20,067	$8,909
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,495	$1,755
Income taxes paid	$—	$360
Transfers of loans to assets acquired through foreclosure	$—	$542
Net charge-offs	$24	$93

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

The Bancorp and the Bank (collectively referred to as the "Company") provide a wide variety of financial products and services to individuals and businesses through the Bank’s ten branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The operations of the Company are managed as a single business segment.  The Bank also owns 46.15% of Philadelphia Mortgage Advisors ("PMA"), a mortgage banker located in Plymouth Meeting, Pennsylvania and Ocean City, New Jersey.

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

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 6, 2015.  These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

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

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net income	$2,279,000	$1,956,000

Weighted-average common shares outstanding (1)	11,768,571	12,147,959
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(480,852)	(545,904)
Shares purchased by trust	(260,153)	(307,172)
Weighted-average common shares used to calculate basic earnings per share	11,027,566	11,294,883
Dilutive effect of:
Restricted stock awards	46,597	54,057
Stock option awards	193,503	206,164
Weighted-average common shares used to calculate diluted earnings per share	11,267,666	11,555,104

Earnings per share - basic	$0.21	$0.17
Earnings per share - diluted	$0.20	$0.17

Outstanding common stock equivalents having no dilutive effect	1,197,994	1,109,246

(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$300	$1	$—	$301
Corporate securities	13,597	59	—	13,656
	13,897	60	—	13,957
Agency residential mortgage related securities	118,283	2,658	(163)	120,778
Total mortgage related securities	118,283	2,658	(163)	120,778
Total available-for-sale securities	$132,180	$2,718	$(163)	$134,735

Held-to-Maturity Securities:
Corporate securities	$1,775	$10	$—	$1,785
	1,775	10	—	1,785
Private label residential mortgage related securities	2,868	19	—	2,887
Agency residential mortgage related securities	165,357	2,257	(194)	167,420
Total mortgage related securities	168,225	2,276	(194)	170,307
Total held-to-maturity securities	$170,000	$2,286	$(194)	$172,092

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$300	$2	$—	$302
Corporate securities	8,053	33	—	8,086
	8,353	35	—	8,388
Agency residential mortgage related securities	123,929	2,392	(672)	125,649
Total mortgage related securities	123,929	2,392	(672)	125,649
Total available-for-sale securities	$132,282	$2,427	$(672)	$134,037

Held-to-Maturity Securities:
Private label residential mortgage related securities	$2,979	$6	$—	$2,985
Agency residential mortgage related securities	167,193	1,239	(563)	167,869
Total mortgage related securities	170,172	1,245	(563)	170,854
Total held-to-maturity securities	$170,172	$1,245	$(563)	$170,854

Obligations of U.S. government agencies represents debt issued by the Federal Home Loan Bank (the "FHLB") and are not backed by the full faith and credit of the United States government.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands, Unaudited)
Available-for-Sale Securities:
Agency residential mortgage related securities	$16,961	$(74)	$9,057	$(89)	$26,018	$(163)
Total mortgage related securities	16,961	(74)	9,057	(89)	26,018	(163)
Total available-for-sale securities	$16,961	$(74)	$9,057	$(89)	$26,018	$(163)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$4,986	$(22)	$11,157	$(172)	$16,143	$(194)
Total mortgage related securities	4,986	(22)	11,157	(172)	16,143	(194)
Total held-to-maturity securities	$4,986	$(22)	$11,157	$(172)	$16,143	$(194)
Total temporarily impaired securities	$21,947	$(96)	$20,214	$(261)	$42,161	$(357)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Agency residential mortgage related securities	$8,229	$(15)	$64,502	$(657)	$72,731	$(672)
Total mortgage related securities	8,229	(15)	64,502	(657)	72,731	(672)
Total available-for-sale securities	$8,229	$(15)	$64,502	$(657)	$72,731	$(672)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$25,660	$(110)	$27,182	$(453)	$52,842	$(563)
Total mortgage related securities	25,660	(110)	27,182	(453)	52,842	(563)
Total held-to-maturity securities	$25,660	$(110)	$27,182	$(453)	$52,842	$(563)
Total temporarily impaired securities	$33,889	$(125)	$91,684	$(1,110)	$125,573	$(1,235)

During the three month periods ended March 31, 2015 and 2014, no securities were sold. There were no net investment securities gains or losses in the consolidated statement of operations for the three month periods ended March 31, 2015 or 2014.

The Company evaluates a variety of factors when concluding whether a security is other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the security, the underlying rating of the issuer, the presence of credit enhancements, the length of time a security has been in a loss position and the severity of the loss.

At March 31, 2015, gross unrealized losses totaled $357,000.  Ten agency residential mortgage related securities, with a fair value of $20.2 million and an unrealized loss position of $261,000, had an unrealized loss position for twelve months or longer as of March 31, 2015.  Additionally, 11 agency residential mortgage related securities, with a fair value of $21.9 million and an unrealized loss position of $96,000, had an unrealized loss position for less than twelve months as of March 31, 2015. The fair value of these 21 agency residential mortgage related securities primarily fluctuates with changes in market conditions for the underlying securities and changes in the interest rate environment. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that it will be required to sell these securities before a recovery of fair value, which may be maturity.  Upon review of the attributes of the individual securities, the Company concluded these securities were not other-than-temporarily impaired.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

At March 31, 2015, the amortized cost of held-to-maturity investments consisted of the following (in thousands):

	Original Cost	Unrealized Loss at Transfer	Post-transfer Accretion	Amortized Cost
Transferred securities	$92,188	$(1,625)	$101	$90,664
Other held-to-maturity securities	79,336	—	—	79,336
Total	$171,524	$(1,625)	$101	$170,000

As of March 31, 2015, the Company held one private label residential mortgage related security ("PLMBS") with an amortized cost of $2.9 million. This security had an unrealized gain of $19,000 at March 31, 2015. As of December 31, 2014, the Company held one PLMBS with an amortized cost of $3.0 million. This security had an unrealized gain of $6,000 at December 31, 2014.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2015 and December 31, 2014 by contractual maturity are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
March 31, 2015 (Unaudited)
Due in one year or less	$3,300	$3,307	$—	$—
Due after one year through five years	10,597	10,650	1,775	1,785
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	118,283	120,778	168,225	170,307
	$132,180	$134,735	$170,000	$172,092

December 31, 2014
Due in one year or less	$5,803	$5,818	$—	$—
Due after one year through five years	2,550	2,570	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	123,929	125,649	170,172	170,854
	$132,282	$134,037	$170,172	$170,854

Securities with a fair value of $76.5 million and $37.0 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits.

Securities with a fair value of $173.1 million and $169.7 million at March 31, 2015 and December 31, 2014, respectively, were used to secure FHLB advances, short-term borrowings, other borrowed funds and related unused borrowing capacities.  See Note 6.

Securities with a fair value of $1.0 million and $1.1 million at March 31, 2015 and December 31, 2014, respectively, were used to secure derivative transactions.

NOTE 3 - LOANS

The composition of net loans at March 31, 2015 and December 31, 2014 is provided below:

	March 31, 2015	December 31, 2014
	(In thousands)
	(Unaudited)
Real estate loans:
One- to four-family	$104,430	$108,208
Multi-family and commercial	399,694	388,821
Construction	47,151	39,541
	551,275	536,570
Consumer loans	18,315	19,599
Commercial and industrial loans	195,652	179,181
Total loans	765,242	735,350
Deferred loan origination fees, net	(321)	(294)
Allowance for loan losses	(11,178)	(10,730)
Net loans	$753,743	$724,326

The following tables present changes in the allowance for loan losses by loan segment for the three months ended March 31, 2015 and the three months ended March 31, 2014.

	Three Months Ended March 31, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Balance, beginning	$405	$5,990	$1,038	$184	$2,753	$360	$10,730
Provision (credit) for loan losses	26	111	22	(47)	349	11	472
Loans charged off	(44)	—	—	—	—	—	(44)
Recoveries	—	3	—	17	—	—	20
Balance, ending	$387	$6,104	$1,060	$154	$3,102	$371	$11,178

	Three Months Ended March 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Balance, beginning	$403	$7,141	$324	$153	$3,051	$457	$11,529
(Credit) provision for loan losses	(28)	(200)	80	(4)	(64)	216	—
Loans charged off	—	(103)	—	(2)	—	—	(105)
Recoveries	—	3	—	9	—	—	12
Balance, ending	$375	$6,841	$404	$156	$2,987	$673	$11,436

NOTE 3 - LOANS (CONTINUED)

The following tables provide details of loans, and associated allowance for loan losses, which are individually or collectively evaluated for impairment as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Allowance for Loan Losses:
Balance, ending: individually evaluated for impairment	$—	$441	$143	$—	$—	$—	$584
Balance, ending: collectively evaluated for impairment	387	5,663	917	154	3,102	371	10,594
Total	$387	$6,104	$1,060	$154	$3,102	$371	$11,178

Total Loans:
Balance, ending: individually evaluated for impairment	$2,590	$6,727	$3,006	$227	$70	$—	$12,620
Balance, ending: collectively evaluated for impairment	101,840	392,967	44,145	18,088	195,582	—	752,622
Total	$104,430	$399,694	$47,151	$18,315	$195,652	$—	$765,242

	As of December 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance, ending: individually evaluated for impairment	$11	$401	$114	$26	$—	$—	$552
Balance, ending: collectively evaluated for impairment	394	5,589	924	158	2,753	360	10,178
Total	$405	$5,990	$1,038	$184	$2,753	$360	$10,730

Total Loans:
Balance, ending: individually evaluated for impairment	$2,629	$5,849	$2,723	$256	$75	$—	$11,532
Balance, ending: collectively evaluated for impairment	105,579	382,972	36,818	19,343	179,106	—	723,818
Total	$108,208	$388,821	$39,541	$19,599	$179,181	$—	$735,350

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the breakdown of impaired loans by loan segment as of March 31, 2015 and December 31, 2014.

March 31, 2015
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$1,705	$885	$—	$2,590	$—	$2,590
Multi-family and commercial	1,385	914	4,428	6,727	5,389	1,338
Construction	—	3,006	—	3,006	3,006	—
Consumer loans	214	13	—	227	—	227
Commercial and industrial	70	—	—	70	—	70
Total	$3,374	$4,818	$4,428	$12,620	$8,395	$4,225

December 31, 2014
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$1,741	$888	$—	$2,629	$137	$2,492
Multi-family and commercial	1,395	—	4,454	5,849	4,502	1,347
Construction	—	2,723	—	2,723	2,723	—
Consumer loans	243	13	—	256	82	174
Commercial and industrial	75	—	—	75	—	75
Total	$3,454	$3,624	$4,454	$11,532	$7,444	$4,088

There were no loans past due 90 days or more and still accruing interest at March 31, 2015 or December 31, 2014.

For the three months ended March 31, 2015 and 2014, the average recorded investment in impaired loans was $12.4 million and $14.2 million, respectively.  The interest income recognized on these impaired loans was $141,000 and $121,000 for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, three troubled debt restructurings ("TDRs") totaling $1.4 million are excluded from the accruing TDR column above as they are included in nonaccrual loans.  Of this amount, $1.1 million relates to one multi-family and commercial loan. Additionally, the Bank had two residential loan TDRs totaling $292,000, which are included in nonaccrual loans.

At December 31, 2014, four TDRs totaling $1.4 million are excluded from the accruing TDR column as they are included in nonaccrual loans. Of this amount, $1.1 million relates to one multi-family and commercial loan. Additionally, the Bank had three residential loan TDRs totaling $336,000, which are included in nonaccrual loans.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of March 31, 2015 and December 31, 2014.

March 31, 2015	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$—	$—	$—	$—	$387	$387
Multi-family and commercial	10	46	385	441	5,663	6,104
Construction	—	143	—	143	917	1,060
Consumer loans	—	—	—	—	154	154
Commercial and industrial	—	—	—	—	3,102	3,102
Unallocated	—	—	—	—	371	371
Total allowance for loan losses	$10	$189	$385	$584	$10,594	$11,178

December 31, 2014	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$11	$—	$—	$11	$394	$405
Multi-family and commercial	10	—	391	401	5,589	5,990
Construction	—	114	—	114	924	1,038
Consumer loans	26	—	—	26	158	184
Commercial and industrial	—	—	—	—	2,753	2,753
Unallocated	—	—	—	—	360	360
Total allowance for loan losses	$47	$114	$391	$552	$10,178	$10,730

NOTE 3 - LOANS (CONTINUED)

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty, which results in a TDR.  TDRs are impaired loans.  TDRs typically result from the Company’s loss mitigation activities, which, among other activities, could include extension of maturity, rate reductions, delayed repayment or extension, and/or principal forgiveness.
The following table sets forth a summary of the TDR activity for the three month periods ended March 31, 2015 and 2014.

Three Months Ended March 31, 2015
Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	—	$—	$—
Multi-family and commercial	1	914	914	Delayed repayment
Construction	—	—	—
Consumer loans	—	—	—
Commercial and industrial	—	—	—
Total	1	$914	$914

Three Months Ended March 31, 2014
Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	—	$—	$—
Multi-family and commercial	1	1,640	1,540	Principal reduction
Construction	—	—	—
Consumer loans	—	—	—
Commercial and industrial	—	—	—
Total	1	$1,640	$1,540
During the three months ended March 31, 2015 and 2014 no TDRs defaulted that were restructured in the prior twelve months.

At March 31, 2015, the recorded investment of residential and consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings are in process, totaled $942,000.  At March 31, 2015, there was one foreclosed residential real estate property, which was carried at $110,000.

NOTE 3 - LOANS (CONTINUED)

The following table sets forth past due loans by segment as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
	(Unaudited)
One- to four-family real estate	$492	$83	$—	$145
Multi-family and commercial real estate	87	—	—	—
Construction	—	—	—	—
Consumer	74	44	113	—
Commercial and industrial	—	—	—	—
Total	$653	$127	$113	$145

We use six primary classifications for loans: pass, pass watch, special mention, substandard, doubtful and loss, of which three classifications are for problem loans: substandard, doubtful and loss. "Substandard loans" must have one or more well defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. "Doubtful loans" have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  A loan classified "loss" is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted.  We also maintain a "special mention" category, described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  If we classify an asset as loss, it is recorded as a loan charged off in the current period.

The following tables set forth criticized and classified loans by segment as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands, Unaudited)
Pass and Pass watch	$102,725	$380,151	$43,714	$18,101	$190,642	$735,333
Special mention	—	15,996	3,006	—	2,996	21,998
Substandard	1,705	3,547	431	214	2,014	7,911
Doubtful	—	—	—	—	—	—
Total loans	$104,430	$399,694	$47,151	$18,315	$195,652	$765,242

	December 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$106,467	$376,134	$36,229	$19,357	$174,143	$712,330
Special mention	—	8,406	2,723	—	3,012	14,141
Substandard	1,741	4,281	589	242	2,026	8,879
Doubtful	—	—	—	—	—	—
Total loans	$108,208	$388,821	$39,541	$19,599	$179,181	$735,350

NOTE 4 - DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered into an interest rate swap with a current notional amount of $777,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%.  The Company is receiving variable rate payments of 1-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $117,000 and $116,000 at March 31, 2015 and December 31, 2014, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging."  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

On October 12, 2011, the Company entered into an interest rate swap with a current notional amount of $1.5 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%.  The Company is receiving variable rate payments of 1-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $69,000 and $46,000 at March 31, 2015 and December 31, 2014, respectively.  The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations. Hedge ineffectiveness resulted in expense of $3,000 and $4,000 for the three months ended March 31, 2015 and March 31, 2014, respectively.

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

At March 31, 2015, there were four variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $12.5 million, and remaining maturities ranging from four to eight years.  At December 31, 2014, there were four variable-rate to fixed-rate interest swap transactions between the third-party financial institution and our customers with a notional amount of $12.6 million, and remaining maturities ranging from five to eight years.  The fair value of the swaps to the customers was a (liability) asset of ($110,000) and $91,000 as of March 31, 2015 and December 31, 2014, respectively, and all swaps were in paying positions to the third-party financial institution at March 31, 2015.  As of March 31, 2015 and December 31, 2014, the fair value of the Company’s interest rate swap credit derivatives was a liability of $7,000 and $10,000, respectively.  During the three months ended March 31, 2015 and 2014, the Company recognized income (expense) of $3,000 and ($1,000), respectively, from interest rate swap credit derivatives.

At March 31, 2015, there were three foreign currency swap transactions between the third-party financial institution and our customers with a notional amount of $453,000, and remaining maturities ranging from one to six months.  At December 31, 2014, there were six foreign currency swap transactions between the third-party financial institution and our customers with a notional amount of $366,000 and remaining maturities ranging from one to four months.  The aggregate fair value of these swaps to the customers was a liability of $38,000 and $44,000 as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, the fair value of the Company’s credit derivatives was a liability of $1,000 and $2,000, respectively. During the three months ended March 31, 2015 and 2014, the Company recognized income of $2,000 and $0, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015		December 31, 2014
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
	(Unaudited)
Noninterest-bearing demand accounts	—%	$210,900	—%	$168,791
NOW accounts	0.21	83,518	0.21	82,417
Money market accounts	0.24	114,327	0.22	73,802
Savings and club accounts	0.37	131,276	0.37	129,893
Brokered deposits	0.79	63,132	0.73	70,817
Certificates of deposit	0.78	199,876	0.87	186,189
	0.37%	$803,029	0.42%	$711,909

NOTE 6 - BORROWINGS

FHLB Advances

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
	(In thousands, Unaudited)
April 2015	$10,000	0.45%	Not Applicable	Not Applicable
August 2015	10,000	0.68	Not Applicable	Not Applicable
March 2016	10,000	0.60	Not Applicable	Not Applicable
March 2016	10,000	0.62	Not Applicable	Not Applicable
September 2016	5,000	0.75	Not Applicable	Not Applicable
September 2016	10,000	1.04	Not Applicable	Not Applicable
June 2017	5,000	0.94	Not Applicable	Not Applicable
November 2017	15,000	3.62	May 2015	3-month LIBOR + 0.10%
November 2017	15,000	3.87	May 2015	3-month LIBOR + 0.10%
December 2017	20,000	2.83	June 2015	3-month LIBOR + 0.11%
	$110,000

For the borrowings which have a "Call Date" disclosed in the above table, if the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowing’s fixed rate resets to a variable 3-month LIBOR based rate, as noted in the above table.  Subsequent to the call date, the borrowings are callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $485.5 million at March 31, 2015.  As of March 31, 2015, the Bank had qualifying collateral pledged against its advances consisting of loans in the amount of $602.9 million and securities in the amount of $73.6 million. Additionally, as of March 31, 2015, the Bank had a maximum borrowing capacity of $64.1 million with the Federal Reserve Bank of Philadelphia through the Discount Window. This borrowing capacity was generated by pledged securities with a fair value of $64.7 million.

NOTE 6 - BORROWINGS (CONTINUED)

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of FHLB of Pittsburgh capital stock. Stock holding requirement is based on a percentage of the Bank's borrowings and a percentage of the Bank's "eligible assets" as defined by the FHLB. Percentages of borrowings and "eligible assets" used to determine the stock requirement are set by the FHLB from a defined range. Maximum percentages are 6.00% of its advances plus 1.00% of the Bank’s "eligible assets." Minimum percentages are 2.00% of its advances plus 0.05% of "eligible assets."  Current percentages are 4.00% of advances plus 0.10% of "eligible assets."  As of March 31, 2015, the Company had a minimum stock obligation of $2.5 million and a maximum stock obligation of $12.5 million.  The Company held $5.0 million in FHLB stock at that date.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks under security repurchase agreements totaled $30.0 million at March 31, 2015.  These borrowings contractually mature with dates ranging from October 2018 through November 2020. As disclosed in the table below, one of the borrowings may be called by the lender based on the underlying agreement.  Accordingly, the contractual maturity below may differ from actual maturity.

			Next Call Date	Subsequent Call Frequency
Maturity Date	Amount	Coupon Rate
	(In thousands, Unaudited)
October 2018	$5,000	3.15%	April 2015	Quarterly
December 2018	5,000	1-month LIBOR + 2.03%	Not Applicable	Not Applicable
September 2019	10,000	1-month LIBOR + 1.89%	Not Applicable	Not Applicable
September 2020	5,000	1-month LIBOR + 1.56%	Not Applicable	Not Applicable
November 2020	5,000	1-month LIBOR + 1.58%	Not Applicable	Not Applicable
	$30,000

Mortgage backed securities with a fair value of $34.9 million at March 31, 2015 were used to secure these other borrowed funds.

On January 5, 2015, the Bank modified the four variable rate borrowings in the above table. Prior to the modification, the borrowings had a weighted average fixed rate of 3.33% and a weighted average term to maturity of 3.8 years. Subsequent to the modification, the borrowings have a weighted average variable rate of 1-month LIBOR plus 1.79% and a weighted average term to maturity of 5.0 years.

Short-term Borrowings

Short-term borrowings consist of overnight borrowings plus term borrowings with an original maturity less than one year. Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB. As of March 31, 2015, the Company had no short-term borrowings.  As of December 31, 2014, the Company had $50.0 million of short term borrowings consisting of $35.0 million of overnight borrowings and $15.0 million of short-term borrowings with weighted average rates of 0.31% and 0.33%, respectively.

NOTE 7 - STOCK BASED COMPENSATION

During the three months ended March 31, 2015, the Company recorded $310,000 of stock based compensation expense comprised of stock option expense of $112,000 and restricted stock expense of $198,000. This compares to $297,000 of stock based compensation expense comprised of stock option expense of $112,000 and restricted stock expense of $185,000 during the three months ended March 31, 2014.
The following is a summary of the Bancorp’s stock option activity and related information for the three months ended March 31, 2015.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Unaudited)
Outstanding at December 31, 2014	1,100,520	$12.96	5.3 years	$4,172,000
Granted	126,500	16.99
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at March 31, 2015	1,227,020	$13.38	5.6 years	$4,304,000
Exercisable at March 31, 2015	789,457	$12.09	4.1 years	$3,756,000

The fair value of the options granted during the three months ended March 31, 2015 was estimated to be $3.24.  The fair value was based on the following assumptions:

Expected Dividend Yield	4.00%
Expected Volatility	29.86%
Risk-Free Interest Rate	1.74%
Expected Option Life in Years	6.5

Stock options vest over a five-year service period and expire ten years after grant date. The Company recognizes compensation expense for the fair values of stock options using the straight-line method over the requisite service period for the entire award.

The following is a summary of the Bancorp’s unvested options as of March 31, 2015 and the changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2014	369,503	$3.90
Granted	126,500	3.24
Vested	(58,440)	4.17
Forfeited / Cancelled	—	—
Unvested at March 31, 2015	437,563	$3.67

Expected future expense relating to the 437,563 non-vested options outstanding as of March 31, 2015 is $1.4 million over a weighted average period of 3.3 years.

NOTE 7 - STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of the status of the Bancorp’s restricted stock as of March 31, 2015 and changes therein during the three months then ended.

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2014	188,622	$15.36
Granted	42,700	16.99
Vested	(20,248)	16.43
Forfeited / Cancelled	—	—
Unvested at March 31, 2015	211,074	$15.59

Expected future compensation expense relating to the 211,074 restricted shares at March 31, 2015 is $2.8 million over a weighted average period of 3.2 years.

Non-performance based restricted shares vest over a five-year service period. The Company recognizes compensation expense for the fair value of non-performance based restricted shares on a straight-line basis over the requisite service period for the entire award.

Performance-based restricted shares granted from 2011 to 2013 vest over a five-year period based on service and achievement of performance metrics. The performance metrics to be evaluated during the performance period are (1) return on assets compared to peer group and (2) earnings per share growth rate compared to peer group ("performance criteria"). On the third anniversary of the grant date ("measurement date"), the Company's level of performance relative to the performance metrics are evaluated and, if such performance metrics have been achieved, an amount of shares that will vest at that time and over the following two years will be determined. The number of shares eligible to vest can range from 0% to 150% of the shares identified on grant date (the "target shares"). Of the shares that will vest, 50% of the shares vest on the third anniversary of the date of grant and 25% vest on each of the fourth and fifth anniversaries of the date of grant.

During 2012 and 2013, the Company granted 22,500 and 39,250 shares, respectively, of performance-based restricted stock to certain executive officers of the Company. For the purposes of the above table, the Company is assuming 100% of the "target shares" will be awarded. However, more or less shares may actually be awarded based on the performance of the Company at the applicable measurement date.

During 2015, the Company granted 8,840 shares of performance-based restricted stock to certain executives of the Company. Performance-based restricted shares granted in 2015 utilize the same performance criteria and measurement date as outlined above for the 2011 to 2013 performance based grants. However, the 2015 awards vest 50% at measurement date and 50% on the fourth anniversary of the date of the grant. For the purposes of the above table, the Company is assuming 100% of the "target shares" will be awarded. However, more or less shares may actually be awarded based on the performance of the Company at the applicable measurement date.

NOTE 8 - FAIR VALUE

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

NOTE 8 - FAIR VALUE (CONTINUED)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014:

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

Mortgage Servicing Rights

The fair value of the MSRs was determined using a valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

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

NOTE 8 - FAIR VALUE (CONTINUED)

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

The estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 were as follows:

		March 31, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:		(Unaudited)
Cash and cash equivalents	Level 1	$20,067	$20,067	$17,213	$17,213
Available-for-sale securities:
Investment securities available-for-sale	Level 2	13,957	13,957	8,388	8,388
Agency residential mortgage related securities	Level 2	120,778	120,778	125,649	125,649
Held-to-maturity securities:
Investment securities held-to-maturity	Level 2	1,775	1,785	—	—
Private label residential mortgage related securities	Level 2	2,868	2,887	2,979	2,985
Agency mortgage related securities	Level 2	165,357	167,420	167,193	167,869
Loans receivable, net	Level 3	753,743	760,989	724,326	732,142
FHLB stock	Level 3	5,015	5,015	6,015	6,015
Accrued interest receivable	Level 2, 3	3,286	3,286	3,147	3,147
Mortgage servicing rights	Level 3	106	106	111	111
Financial liabilities:
Savings and club accounts	Level 2	131,276	131,276	129,893	129,893
Demand, NOW and money market deposits	Level 2	408,745	408,745	325,010	325,010
Brokered deposits	Level 2	63,132	63,103	70,817	70,600
Certificates of deposit	Level 2	199,876	199,909	186,189	186,154
Short-term borrowings	Level 2	—	—	50,000	50,000
FHLB advances	Level 2	110,000	113,266	120,000	123,189
Other borrowed funds	Level 2	30,000	32,061	30,000	32,017
Accrued interest payable	Level 2	268	268	311	311
Derivative contracts	Level 2, 3	194	194	174	174

The following financial instruments were classified as Level 3 and carried at fair value on a recurring basis as of March 31, 2015:

•
Two commercial loans, since lending credit risk is not an observable input for these loans (see interest rate swap discussion in Note 4).  The unrealized gain on the two loans was $173,000 at March 31, 2015 compared to $152,000 at December 31, 2014.

•
Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input.  The liability resulting from credit derivatives was $8,000 and $12,000 at March 31, 2015 and December 31, 2014, respectively.

NOTE 8 - FAIR VALUE (CONTINUED)

The following measures were made on a recurring basis as of March 31, 2015 and December 31, 2014.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$301	$—	$301	$—
Corporate securities	13,656	—	13,656	—
Agency residential mortgage related securities	120,778	—	120,778	—
Loans (1)	2,441	—	—	2,441
Derivative contracts (1)	(194)	—	(186)	(8)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$302	$—	$302	$—
Corporate securities	8,086	—	8,086	—
Agency residential mortgage related securities	125,649	—	125,649	—
Loans (1)	2,451	—	—	2,451
Derivative contracts (1)	(174)	—	(162)	(12)
(1)          Such financial instruments are recorded at fair value as further described in Note 4.

The following measures were made on a non-recurring basis as of March 31, 2015 and December 31, 2014:

Loans, which were partially charged off at March 31, 2015 and December 31, 2014.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

MSRs, the fair value of which was determined using a valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Other real estate owned, for which we used Level 3 inputs, which consist of appraisals, agreements of sale or letters of intent.

NOTE 8 - FAIR VALUE (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

	Balance	(Level 1)	(Level 2)	(Level 3)
March 31, 2015 (Unaudited)		(In thousands)
Loans	$1,496	$—	$—	$1,496
Mortgage servicing rights	106	—	—	106
Other real estate owned	2,804	—	—	2,804
Total	$4,406	$—	$—	$4,406

December 31, 2014
Loans	$1,654	$—	$—	$1,654
Mortgage servicing rights	111	—	—	111
Other real estate owned	2,814	—	—	2,814
Total	$4,579	$—	$—	$4,579

The following tables include a roll forward of the financial instruments which fair value is determined on a recurring basis using Significant Other Unobservable Inputs (Level 3) for the periods from December 31, 2014 to March 31, 2015 and December 31, 2013 to March 31, 2014.

Three Months Ended March 31, 2015
	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2014	$—	$(12)	$—	$2,451	$2,439
Purchases/additions	—	(1)	—	—	(1)
Sales	—	—	—	—	—
Payments received	—	—	—	(30)	(30)
Premium amortization, net	—	—	—	—	—
Increase in value	—	5	—	20	25
Ending balance, March 31, 2015	$—	$(8)	$—	$2,441	$2,433

Three Months Ended March 31, 2014
	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2013	$2,120	$(4)	$1,938	$2,535	$6,589
Purchases/additions	—	(2)	—	—	(2)
Sales	—	—	(1,938)	—	(1,938)
Payments received	(1,633)	—	—	(28)	(1,661)
Premium amortization, net	—	—	—	—	—
(Decrease)/increase in value	(2)	1	—	12	11
Ending balance, March 31, 2014	$485	$(5)	$—	$2,519	$2,999

There were no transfers made between levels during the three months ended March 31, 2015 or 2014.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

  Accounting Standards Update (ASU) No. 2015-01 - Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this update are effective for the Company for annual and interim periods beginning on or after January 1, 2016. The Company has not yet concluded whether this update will have an impact on the Company’s consolidated financial statements.

ASU No. 2015-02 - Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) Eliminate the presumption that a general partner should consolidate a limited partnership, (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for the Company for annual and interim periods beginning on or after January 1, 2016. The Company has not yet concluded whether this update will have an impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the credit quality and composition of the loan and investment portfolios, valuation of assets acquired through foreclosure, deposit flows, competition, demand for loan products and for financial services in the Company's market area, changes in real estate market values in the Company's market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform as required. Additional factors that may affect our results are discussed in the sections titled "Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 6, 2015, and its other Securities and Exchange Commission reports.

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets were $1.12 billion at March 31, 2015 compared to $1.09 billion at December 31, 2014.  Total loans were $753.7 million at March 31, 2015, an increase of $29.4 million, or 4.1%, from $724.3 million at December 31, 2014.  Total commercial loans increased $35.0 million, or 5.8%, comprised of increases of $16.5 million in commercial and industrial loans, $10.9 million in multi-family and commercial real estate loans and $7.6 million in commercial construction loans. The increase in commercial and industrial loans was primarily driven by purchases of syndicated loans during the three months ended March 31, 2015.  The increase in multi-family and commercial real estate loans was driven by originations and fundings exceeding normal amortization and paydowns. The increase in commercial construction loans was the result of incremental fundings associated with existing facilities and originations. During the three months ended March 31, 2015, one- to four-family residential mortgage loans decreased $3.8 million and consumer loans decreased $1.3 million due to normal amortization exceeding new loans originated.

During the three months ended March 31, 2015, mortgage related securities available-for-sale decreased $4.9 million from $125.6 million at December 31, 2014 to $120.8 million at March 31, 2015 and mortgage related securities held-to-maturity decreased $1.9 million from $170.2 million at December 31, 2014 to $168.2 million at March 31, 2015, primarily due to paydowns exceeding purchases in 2015. Investment securities available-for-sale increased $5.6 million from $8.4 million at December 31, 2014 to $14.0 million at March 31, 2015. There were no investment securities held-to-maturity at December 31, 2014 compared to $1.8 million at March 31, 2015 due to purchases during 2015. The increase in investment securities was due to corporate bond purchases of $9.8 million during the three months ended March 31, 2015.

Deposits increased $91.1 million, or 12.8%, from $711.9 million at December 31, 2014 to $803.0 million at March 31, 2015.  During the three months ended March 31, 2015, noninterest-bearing demand accounts increased $42.1 million, money market accounts increased $40.5 million, non-brokered certificates of deposit increased $13.7 million, savings and club accounts increased $1.4 million and NOW accounts increased $1.1 million. Offsetting these increases was a decrease in brokered deposits of $7.7 million. The increase in noninterest-bearing demand accounts was primarily due to deposits obtained from commercial borrowing relationships. The increases in money market accounts and non-brokered certificates of deposit were primarily due to deposits obtained from certain municipal customers.

There were no short-term borrowings at March 31, 2015 compared to short-term borrowings of $50.0 million at December 31, 2014. Federal Home Loan Bank advances decreased $10.0 million, or 8.3%, from $120.0 million at December 31, 2014 to $110.0 million at March 31, 2015. These decreases were primarily due to reduced liquidity needs as a result of the increase in deposits.

Stockholders’ equity decreased $672,000 to $175.2 million at March 31, 2015 compared to $175.9 million at December 31, 2014 primarily due to net income of $2.3 million, other comprehensive income of $550,000 and stock based compensation activity (which includes proceeds received from the exercise of stock options) of $576,000, offset by dividends paid of $2.9 million and $1.1 million of common stock repurchased during the three months ended March 31, 2015.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. Net income increased $323,000, or 16.5%, to $2.3 million for the three months ended March 31, 2015, compared to $2.0 million for the three months ended March 31, 2014.  The increase in net income was due to an increase in net interest income of $355,000, an increase in noninterest income of $112,000, a decrease in noninterest expenses of $228,000 and a decrease in income tax provision of $100,000, offset by an increase in the provision for loan losses of $472,000.

During the three months ended March 31, 2015, the Company incurred $230,000 in costs associated with our plan to change our outsourced data processing systems, of which $165,000 is included in data processing costs and $65,000 is included in professional fees. The Company also received a special dividend totaling $254,000 from the FHLB and reversed a $182,000 valuation allowance on certain deferred state tax assets.

Net Interest Income.  Net interest income increased $355,000, or 4.3%, to $8.7 million for the three months ended March 31, 2015 compared to $8.3 million for the same period in 2014, primarily due to an increase in total interest income of $66,000 and a decrease in total interest expense of $289,000.

The increase in total interest income was primarily due to a $7.6 million increase in the average balance of interest-earning assets as the yield on interest-earning asset was 3.88% for both periods. The increase in the average balance of interest-earning assets was primarily due to a $27.0 million increase in total loans, offset by a decrease in mortgage related securities of $24.3 million.  The yield on mortgage related securities decreased from 2.31% to 2.19%, primarily due to new purchases having lower yields in comparison to existing securities which continue to amortize.  The yield on investment securities increased from 2.61% to 8.31% due to the previously identified special dividend from the FHLB. The yield on total loans decreased from 4.59% to 4.44%, primarily due to lower yields on commercial loan originations.

The decrease in total interest expense was primarily due to a $52.7 million decrease in the average balance of interest-bearing liabilities from $789.3 million to $736.6 million and a decrease in the cost of interest-bearing liabilities from 0.89% to 0.80%.  The decrease in the average balance of interest-bearing liabilities was primarily driven by a $26.9 million decrease in interest-bearing deposits and a $25.8 million decrease in borrowings. This decrease was offset by a $57.2 million increase in noninterest-bearing deposits. The decrease in the average cost of interest-bearing liabilities was due to decreases in the average cost of certificates of deposit from 1.20% to 0.82% and borrowings from 1.58% to 1.57%.  The decrease in the average cost of certificates of deposit reflects the continued low interest rate environment combined with maturities of higher rate certificates of deposit. The decrease in the average cost of borrowings was primarily due to the modification of four non-callable fixed rate borrowings totaling $25.0 million during the three months ended March 31, 2015. Prior to the modification, the borrowings had a weighted average fixed rate of 3.33%. Subsequent to the modification, the borrowings have a weighted average variable rate of 1-month LIBOR plus 1.79%.

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

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$11,550	$3	0.10%	$7,325	$—	0.03%
Mortgage related securities
Available-for-sale	123,769	722	2.33%	244,412	1,454	2.38%
Held-to-maturity	169,018	881	2.08%	72,686	374	2.06%
Total mortgage related securities	292,787	1,603	2.19%	317,098	1,828	2.31%
Investment securities
Available-for-sale	16,716	370	8.87%	18,416	120	2.61%
Held-to-maturity	1,546	9	2.25%	—	—	—%
Total investment securities	18,262	379	8.31%	18,416	120	2.61%
Loans:
Residential loans	107,302	1,251	4.66%	126,752	1,510	4.76%
Commercial loans	615,474	6,669	4.39%	566,150	6,335	4.54%
Consumer loans	19,229	219	4.57%	22,081	265	4.80%
Total Loans	742,005	8,139	4.44%	714,983	8,110	4.59%
Allowance for loan losses	(10,777)			(11,603)
Net loans	731,228	8,139		703,380	8,110
Total interest-earning assets	1,053,827	10,124	3.88%	1,046,219	10,058	3.88%
Noninterest-earning assets	42,702			46,457
Total assets	$1,096,529			$1,092,676
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$164,508	$90	0.22%	$177,050	$92	0.21%
Savings accounts	130,354	120	0.37%	108,804	59	0.22%
Brokered deposits	64,266	125	0.79%	67,350	97	0.59%
Certificates of deposit	187,337	380	0.82%	220,142	650	1.20%
Total interest-bearing deposits	546,465	715	0.53%	573,346	898	0.64%
Short-term borrowings	41,097	32	0.32%	35,915	25	0.28%
FHLB advances	119,032	539	1.84%	150,000	570	1.54%
Other borrowed funds	30,000	166	2.24%	30,000	248	3.34%
Total borrowings	190,129	737	1.57%	215,915	843	1.58%
Total interest-bearing liabilities	736,594	1,452	0.80%	789,261	1,741	0.89%
Noninterest-bearing deposits	176,389			119,207
Other noninterest-bearing liabilities	7,442			8,619
Total liabilities	920,425			917,087
Stockholders’ equity	175,552			178,266
Accumulated comprehensive income	552			(2,677)
Total stockholders' equity	176,104			175,589
Total liabilities and stockholders’ equity	$1,096,529			$1,092,676
Net interest income		$8,672			$8,317
Interest rate spread			3.08%			2.99%
Net interest margin			3.29%			3.17%
Average interest-earning assets to average interest-bearing liabilities			143.07%			132.56%

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

	Three Months Ended March 31, 2015
	Compared to
	Three Months Ended March 31, 2014
	Increase (Decrease)
	Due to
	Rate	Volume	Net
Interest Income:	(In thousands)
Interest-earning demand deposits	$2	$1	$3
Mortgage related securities
Available-for-sale	(14)	(718)	(732)
Held-to-maturity	12	495	507
Total mortgage related securities	(2)	(223)	(225)
Investment securities
Available-for-sale	261	(11)	250
Held-to-maturity	—	9	9
Total investment securities	261	(2)	259
Loans
Residential loans	(28)	(231)	(259)
Commercial loans	(219)	553	334
Consumer loans	(11)	(35)	(46)
Total loans	(258)	287	29
Total interest-earning assets	3	63	66

Interest Expense:
NOW and money market deposits	4	(6)	(2)
Savings accounts	50	11	61
Brokered deposits	32	(4)	28
Certificates of deposit	(174)	(96)	(270)
Total interest-bearing deposits	(88)	(95)	(183)

Short-term borrowings	4	3	7
FHLB advances	87	(118)	(31)
Other borrowed funds	(82)	—	(82)
Total borrowings	9	(115)	(106)
Total interest-bearing liabilities	(79)	(210)	(289)
Net change in net interest income	$82	$273	$355

Provision for Loan Losses. The Company recorded a provision for loan losses of $472,000 for the three month period ended March 31, 2015 compared to no provision for the three months ended March 31, 2014. The provision for loan losses for the three months ended March 31, 2015 was primarily driven by growth in commercial loans and an increase in criticized and classified loans.

The following table provides information with respect to our nonperforming assets and impaired loans at the dates indicated.

	March 31, 2015	December 31, 2014
	(Dollars in thousands)

Nonaccruing Loans:
One- to four-family real estate	$1,705	$1,741
Multi-family and commercial real estate	1,385	1,395
Construction	—	—
Consumer	214	243
Commercial and industrial	70	75
Total	3,374	3,454

Accruing Loans Past Due 90 Days or More:
Total	$—	$—

Nonperforming Loans	3,374	3,454

Assets Acquired Through Foreclosure	2,804	2,814
Total Nonperforming Assets	$6,178	$6,268

Total nonperforming loans to total loans	0.44%	0.47%
Total nonperforming assets to total assets	0.55	0.57

Impaired Loans:
Nonaccruing loans	$3,374	$3,454
Accruing troubled debt restructurings	4,818	3,624
Other impaired loans	4,428	4,454
Total impaired loans	$12,620	$11,532

At March 31, 2015, nonperforming assets were comprised of the following:

•	Five multi-family and commercial real estate loans, the largest of which is secured by rental properties located in the Greater Philadelphia Area.

•	One commercial and industrial loan to a business located in New Castle County, Delaware.

•	Seven one- to four-family loans, the largest of which is secured by a single-family home located in Montgomery County, Pennsylvania.

•	Five consumer loans which are secured by second or third lien mortgage positions.

•	Assets acquired through foreclosure consisting of four properties with a total carrying value of $2.8 million.

Noninterest Income.  The following table summarizes noninterest income for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,		$	%
	2015	2014	Change	Change
	(Dollars in thousands)
Service charges and other fee income	$384	$352	$32	9.1%
Income on bank-owned life insurance	120	117	3	2.6
Equity in earnings of affiliate	40	(33)	73	221.2
Other	27	23	4	17.4
Total Noninterest Income	$571	$459	$112	24.4%

Noninterest income increased $112,000 from $459,000 for the three months ended March 31, 2014 to $571,000 for the same period in 2015. Equity in earnings of affiliates increased $73,000 due to increased income on the Bank’s investment in PMA due to higher mortgage loan volume for the 2015 period.  Service charges and other fee income increased $32,000, due to increases in loan-related fees and deposit-related fees.

Noninterest Expense.  The following table summarizes noninterest expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,		$	%
	2015	2014	Change	Change
	(Dollars in thousands)
Salaries, benefits and other compensation	$3,719	$3,641	$78	2.1%
Occupancy expense	477	496	(19)	(3.8)
Furniture and equipment expense	83	111	(28)	(25.2)
Data processing costs	573	385	188	48.8
Professional fees	363	478	(115)	(24.1)
Marketing expense	41	41	—	—
FDIC premiums	119	165	(46)	(27.9)
Assets acquired through foreclosure expense	30	321	(291)	(90.7)
Other	360	355	5	1.4
Total Noninterest Expense	$5,765	$5,993	$(228)	(3.8)%

Noninterest expense decreased $228,000 from $6.0 million for the three months ended March 31, 2014 compared to $5.8 million for the same period in 2015. Assets acquired through foreclosure expense decreased $291,000 primarily due to decreased valuation adjustments on assets acquired through foreclosure, which totaled $15,000 for the three months ended March 31, 2015 compared to $282,000 for the three months ended March 31, 2014. Professional fees decreased $115,000 primarily due to decreased loan workout costs, offset by $65,000 in costs associated with our plan to change our outsourced data processing systems. Additionally, data processing costs increased $188,000 primarily due to this initiative. Salaries, benefits and other compensation expense increased $78,000 primarily as a result of increased staffing costs and annual merit increases. FDIC premiums decreased $46,000 due to a reduced assessment.

Income Taxes. The income tax provision for the three months ended March 31, 2015 was $727,000 to $827,000 for the three months ended March 31, 2014.  The Company’s effective income tax rate was 24.2% for the three months ended March 31, 2015 compared to 29.7% for the three months ended March 31, 2014.  The decrease in effective tax rate reflects the reversal of a $182,000 valuation allowance on certain state deferred tax assets during the three months ended March 31, 2015, as management determined it is more likely than not the deferred tax assets will be realized. The effective tax rate for the three months ended March 31, 2015, excluding this discrete event, was 30.3%.

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

The following table presents certain of our contractual obligations as of March 31, 2015.

		Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations	Total
	(In thousands)
March 31, 2015
Operating lease obligations (1)	$358	$358	$—	$—	$—
FHLB advances and other borrowings (2)	147,915	42,715	74,295	20,813	10,092
Other long-term obligations (3)	12,159	3,093	3,173	2,678	3,215
Total	$160,432	$46,166	$77,468	$23,491	$13,307

(1)          Represents lease obligations for operations center and equipment.
(2)          Includes principal and projected interest payments.
(3)          Represents obligations to the Company’s third-party data processing providers and other vendors including obligations related to our plan to change our outsourced data processing systems which is anticipated to occur during the fourth quarter of 2015.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2015, cash and cash equivalents totaled $20.1 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $134.7 million at March 31, 2015.  In addition, at March 31, 2015, we had the ability to borrow a total of approximately $485.5 million from the FHLB, of which we had $110.0 million outstanding.  As of March 31, 2015, the Bank also had a maximum borrowing capacity of $64.1 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of March 31, 2015, the Bank had overnight borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks.

At March 31, 2015, we had $201.9 million in unfunded commitments, which consisted of $11.0 million in home equity and consumer loan commitments, $174.2 million in commercial loan commitments, $16.4 million in standby letters of credit and $285,000 in commercial letters of credit.

Certificates of deposit due within one year of March 31, 2015 totaled $138.3 million, including $30.8 million of brokered deposits, representing 52.6% of certificates of deposit at March 31, 2015, a decrease from 53.6% at December 31, 2014.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016.

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

The Bancorp is a separate entity apart from the Bank and must provide for its own liquidity.  As of March 31, 2015, the Bancorp had $25.7 million in cash and cash equivalents compared to $20.3 million as of December 31, 2014. In addition to its operating expenses, the Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.  The Bancorp paid cash dividends totaling $0.26 per outstanding share of common stock and repurchased 69,800 shares of common stock during the three months ended March 31, 2015.

The Bancorp can receive dividends from the Bank.  Payment of such dividends to the Bancorp by the Bank is limited under applicable law. Dividends may be declared and paid only out of accumulated net earnings and may be paid in cash or property other than its own shares. Dividends may not be declared or paid unless stockholders' equity is at least equal to contributed capital. During the three months ended March 31, 2015, the Bank paid a cash dividend of $8.5 million to the Bancorp.

Capital Management.  The Bancorp and Bank are subject to various regulatory capital requirements administered by their respective regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital standards, which substantially revised the existing capital requirements for banking organizations. In July 2013, the Federal Deposit Insurance Corporation and Federal Reserve adopted a final rule for the Basel III capital framework. The requirements in the rule began to phase in on January 1, 2015 for the Company and will be fully phased in by January 1, 2019. The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from prior rules); and (4) a Tier 1 leverage ratio of 4% for all institutions (unchanged from prior rules). At March 31, 2015, the Bancorp and Bank exceeded all applicable regulatory capital requirements under this new rule and are considered "well capitalized" under regulatory guidelines.

The following table presents the Bancorp's and the Bank’s capital ratios and the minimum capital requirements to be considered "well capitalized" under applicable regulatory guidelines as of March 31, 2015 and December 31, 2014.

March 31, 2015 (Basel III)	Ratio	Minimum to be Well Capitalized
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)
Bancorp	19.88%	6.5%
Bank	16.28	6.5
Tier 1 Capital Ratio (to risk-weighted assets)
Bancorp	19.88	8.0
Bank	16.28	8.0
Total Capital Ratio (to risk-weighted assets)
Bancorp	20.94	10.0
Bank	17.34	10.0
Tier 1 Leverage Ratio (to adjusted average assets)
Bancorp	15.95	5.0
Bank	13.04	5.0
December 31, 2014	Ratio	Minimum to be Well Capitalized
Total Risk-Based Capital (to risk-weighted assets)
Bancorp	23.45%	10.0%
Bank	20.02	10.0
Tier 1 Capital (to risk-weighted assets)
Bancorp	22.41	6.0
Bank	18.97	6.0
Tier 1 Capital (to adjusted assets)
Bancorp	16.58	5.0
Bank	13.99	5.0

Total stockholders’ equity to total assets was 15.6% at March 31, 2015 and 16.1% at December 31, 2014.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will continue to have an adverse impact on our return on equity until such funds can be deployed into higher-yielding assets.  The Company may rely on capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the three-month period ended March 31, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2015, there has not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. As of March 31, 2015, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2015 through January 31, 2015	11,800	$16.28	11,800	515,624
February 1, 2015 through February 28, 2015	48,000	$16.26	48,000	467,624
March 1, 2015 through March 31, 2015	10,000	$16.29	10,000	457,624
Total	69,800	$16.26	69,800

(1) In prior years, the Company announced repurchase programs under which it would repurchase, in the aggregate, up to 25% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions.  Under these plans, through March 31, 2015, the Company has purchased 2.9 million shares at a cost of $40.8 million.  As of March 31, 2015, there were 457,624 shares available to be purchased under the Company's repurchase plan adopted in July 2014, which will continue until it is completed or terminated by the Company's Board of Directors.

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 as initially filed with the Securities and Exchange Commission on March 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated:	May 5, 2015	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated:	May 5, 2015	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)