Form 10-Q
period 2015-06-30
Fox Chase Bancorp Inc
filed 2015-08-04
CIK 1485176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 _______________________________________________________________
FORM 10-Q

__________________________________________________

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes  ☐    No  ☒

As of July 31, 2015, there were 11,566,140 shares of the registrant’s common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
FOX CHASE BANCORP, INC.
Consolidated Statements of Condition
(In Thousands, Except Share Data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$1,795	$2,763
Interest-earning demand deposits in other banks	3,557	14,450
Total cash and cash equivalents	5,352	17,213
Investment securities available-for-sale	139,381	134,037
Investment securities held-to-maturity (fair value of $162,812 at June 30, 2015 and $170,854 at December 31, 2014)	162,995	170,172
Loans, net of allowance for loan losses of $10,736 at June 30, 2015 and $10,730 at December 31, 2014	729,217	724,326
Federal Home Loan Bank stock, at cost	6,786	6,015
Bank-owned life insurance	15,269	15,027
Premises and equipment, net	9,269	9,418
Assets acquired through foreclosure	2,819	2,814
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,118	3,147
Mortgage servicing rights, net	102	111
Deferred tax asset, net	4,536	4,561
Other assets	9,506	6,155
Total Assets	$1,089,970	$1,094,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$715,630	$711,909
Short-term borrowings	64,800	50,000
Federal Home Loan Bank advances	100,000	120,000
Other borrowed funds	30,000	30,000
Advances from borrowers for taxes and insurance	1,592	1,447
Accrued interest payable	269	311
Accrued expenses and other liabilities	3,866	5,038
Total Liabilities	916,157	918,705

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at June 30, 2015 and December 31, 2014)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 11,567,540 shares outstanding at June 30, 2015 and 11,802,791 shares outstanding at December 31, 2014)	147	147
Additional paid-in capital	139,837	139,177
Treasury stock, at cost (3,121,701 shares at June 30, 2015 and 2,852,572 shares at December 31, 2014)	(44,135)	(39,698)
Common stock acquired by benefit plans	(7,201)	(8,056)
Retained earnings	85,264	84,225
Accumulated other comprehensive (loss) income, net	(99)	116
Total Stockholders’ Equity	173,813	175,911
Total Liabilities and Stockholders’ Equity	$1,089,970	$1,094,616

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$8,391	$8,130	$16,530	$16,240
Interest and dividends on investment securities	1,696	1,947	3,678	3,895
Other interest income	3	1	6	1
Total Interest Income	10,090	10,078	20,214	20,136
INTEREST EXPENSE
Deposits	728	797	1,443	1,695
Short-term borrowings	22	30	54	55
Federal Home Loan Bank advances	523	576	1,062	1,146
Other borrowed funds	164	250	330	498
Total Interest Expense	1,437	1,653	2,889	3,394
Net Interest Income	8,653	8,425	17,325	16,742
(Credit) provision for loan losses	(1,267)	100	(795)	100
Net Interest Income after Provision for Loan Losses	9,920	8,325	18,120	16,642
NONINTEREST INCOME
Service charges and other fee income	439	424	823	776
Net loss on sale of assets acquired through foreclosure	(15)	(121)	(15)	(121)
Income on bank-owned life insurance	122	120	242	237
Equity in earnings of affiliate	111	67	151	34
Other	39	24	66	47
Total Noninterest Income	696	514	1,267	973
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,943	3,519	7,662	7,160
Occupancy expense	420	418	897	914
Furniture and equipment expense	99	96	182	207
Data processing costs	502	377	1,075	762
Professional fees	414	337	777	815
Marketing expense	57	61	98	102
FDIC premiums	141	150	260	315
Assets acquired through foreclosure expense	62	72	92	393
Other	385	389	745	744
Total Noninterest Expense	6,023	5,419	11,788	11,412
Income Before Income Taxes	4,593	3,420	7,599	6,203
Income tax provision	1,437	1,105	2,164	1,932
Net Income	$3,156	$2,315	$5,435	$4,271
Earnings per share:
Basic	$0.29	$0.21	$0.49	$0.38
Diluted	$0.28	$0.20	$0.48	$0.37

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,156	$2,315	$5,435	$4,271
Other comprehensive (loss) income:

Unrealized holding (losses) gains on investment securities	(1,223)	3,776	(423)	6,481
Tax effect	426	(1,330)	150	(2,284)
Net of tax amount	(797)	2,446	(273)	4,197

Accretion of unrealized loss on securities reclassified to held-to-maturity	51	—	92	—
Tax effect	(19)	—	(34)	—
Net of tax amount	32	—	58	—

Other comprehensive (loss) income	(765)	2,446	(215)	4,197
Comprehensive income	$2,391	$4,761	$5,220	$8,468

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2015 and 2014
(In Thousands Except Share Data, Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Equity
BALANCE - DECEMBER 31, 2013	$146	$137,593	$(33,436)	$(9,272)	$82,885	$(4,449)	$173,467
Purchase of treasury stock (70,000 shares)	—	—	(1,145)	—	—	—	(1,145)
Stock based compensation expense	—	599	—	—	—	—	599
ESOP shares allocated to employees	—	236	—	312	—	—	548
Issuance of stock for vested equity awards	—	(466)	—	394	72	—	—
Common stock issued for exercise of vested stock options	—	383	—	—	—	—	383
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	56	—	—	—	—	56
Dividends paid ($0.36 per share)	—	—	—	—	(4,171)	—	(4,171)
Net income	—	—	—	—	4,271	—	4,271
Other comprehensive income	—	—	—	—	—	4,197	4,197
BALANCE - JUNE 30, 2014	$146	$138,401	$(34,581)	$(8,566)	$83,057	$(252)	$178,205

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Equity

BALANCE - DECEMBER 31, 2014	$147	$139,177	$(39,698)	$(8,056)	$84,225	$116	$175,911
Purchase of treasury stock (269,129 shares)	—	—	(4,437)	—	—	—	(4,437)
Stock based compensation expense	—	645	—	—	—	—	645
ESOP shares allocated to employees	—	226	—	312	—	—	538
Issuance of stock for vested equity awards	—	(644)	—	543	101	—	—
Common stock issued for exercise of vested stock options	—	383	—	—	—	—	383
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	50	—	—	—	—	50
Dividends paid ($0.40 per share)	—	—	—	—	(4,497)	—	(4,497)
Net income	—	—	—	—	5,435	—	5,435
Other comprehensive loss	—	—	—	—	—	(215)	(215)
BALANCE - JUNE 30, 2015	$147	$139,837	$(44,135)	$(7,201)	$85,264	$(99)	$173,813

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$5,435	$4,271
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(795)	100
Valuation adjustment for assets acquired through foreclosure	20	282
Depreciation	337	363
Net amortization of securities premiums and discounts	863	927
Deferred income tax expense	141	1,880
Stock compensation from benefit plans	1,183	1,147
Net loss on sale of assets acquired through foreclosure	15	121
Income on bank-owned life insurance	(242)	(237)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(50)	(56)
Decrease in mortgage servicing rights, net	9	25
Increase in accrued interest receivable and other assets	(5,504)	(1,779)
Decrease in accrued interest payable, accrued expenses and other liabilities	(1,214)	(1,334)
Net Cash Provided by Operating Activities	198	5,710
Cash Flows from Investing Activities
Equity investment in unconsolidated entity	90	90
Investment securities - available-for-sale:
Purchases	(20,474)	(2,830)
Proceeds from maturities, calls and principal repayments	14,235	20,562
Investment securities - held-to-maturity:
Purchases	(5,823)	(9,767)
Proceeds from maturities, calls and principal repayments	12,643	5,356
Net decrease in loans	21,950	4,605
Purchases of loans and loan participations	(23,968)	(9,371)
Net increase in Federal Home Loan Bank stock	(771)	(1,339)
Purchases of premises and equipment	(188)	(118)
Additions to assets acquired through foreclosure	(59)	—
Proceeds from sales and payments on assets acquired through foreclosure	141	4,374
Net Cash (Used in) Provided by Investing Activities	(2,224)	11,562
Cash Flows from Financing Activities
Net increase in deposits	3,721	18,264
Increase in advances from borrowers for taxes and insurance	145	277
Principal payments on Federal Home Loan Bank advances	(20,000)	—
Net increase (decrease) in short-term borrowings	14,800	(33,200)
Excess tax benefit from exercise of stock options and vesting of restricted stock	50	56
Proceeds from exercise of stock options	383	383
Purchase of treasury stock	(4,437)	(1,145)
Cash dividends paid	(4,497)	(4,171)
Net Cash Used in Financing Activities	(9,835)	(19,536)
Net Decrease in Cash and Cash Equivalents	(11,861)	(2,264)
Cash and Cash Equivalents – Beginning	17,213	11,947
Cash and Cash Equivalents – Ending	$5,352	$9,683
Supplemental Disclosure of Cash Flow Information
Interest paid	$2,933	$3,396
Income taxes paid	$2,030	$1,460
Transfers of loans to assets acquired through foreclosure	$122	$542
Net (recoveries) charge-offs	$(801)	$56

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC
Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

Fox Chase Bancorp, Inc. (the "Bancorp") is a Maryland corporation. The Bancorp’s primary business is holding all of the common stock of Fox Chase Bank (the "Bank") and making two loans to the Fox Chase Bank Employee Stock Ownership Plan (the "ESOP").  The Bancorp is authorized to pursue other business activities permissible by laws and regulations for bank holding companies.

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

The Company is subject to the regulations of certain federal and state banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

The consolidated financial statements include the accounts of the Bancorp and the Bank.  The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc., Fox Chase Service Corporation, 104 S. Oakland Ave., LLC and Davisville Associates, LLC.  Fox Chase Financial, Inc. is a Delaware-chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania-chartered company and its sole purpose is to facilitate the Bank’s investment in PMA. 104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  Davisville Associates, LLC is a Pennsylvania-chartered limited liability company formed to secure, manage and hold foreclosed real estate.  All material inter-company transactions and balances have been eliminated in consolidation.  Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

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

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 6, 2015.  These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

Per Share Information

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Average unallocated shares in the ESOP and shares purchased to fund the Bancorp’s equity incentive plans are not included in either basic or diluted earnings per share.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Net income	$3,156,000	$2,315,000	$5,435,000	$4,271,000

Weighted-average common shares outstanding (1)	11,635,301	12,107,945	11,701,568	12,127,841
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(464,594)	(529,643)	(472,678)	(537,728)
Shares purchased by trust	(232,002)	(286,850)	(246,000)	(296,955)
Weighted-average common shares used to calculate basic earnings per share	10,938,705	11,291,452	10,982,890	11,293,158
Dilutive effect of:
Restricted stock awards	39,791	46,017	44,131	53,619
Stock option awards	198,284	196,694	196,858	202,145
Weighted-average common shares used to calculate diluted earnings per share	11,176,780	11,534,163	11,223,879	11,548,922

Earnings per share - basic	$0.29	$0.21	$0.49	$0.38
Earnings per share - diluted	$0.28	$0.20	$0.48	$0.37

Outstanding common stock equivalents which are anti-dilutive	1,130,479	1,053,213	1,127,565	1,040,160

(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$301	$—	$(1)	$300
Corporate securities	17,632	19	(61)	17,590
Agency residential mortgage related securities	120,116	2,072	(697)	121,491
Total available-for-sale securities	$138,049	$2,091	$(759)	$139,381

Held-to-Maturity Securities:
Corporate securities	$1,776	$—	$(11)	$1,765
Private label residential mortgage related securities	2,741	—	(14)	2,727
Agency residential mortgage related securities	158,478	901	(1,059)	158,320
Total held-to-maturity securities	$162,995	$901	$(1,084)	$162,812

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$300	$2	$—	$302
Corporate securities	8,053	33	—	8,086
Agency residential mortgage related securities	123,929	2,392	(672)	125,649
Total available-for-sale securities	$132,282	$2,427	$(672)	$134,037

Held-to-Maturity Securities:
Private label residential mortgage related securities	$2,979	$6	$—	$2,985
Agency residential mortgage related securities	167,193	1,239	(563)	167,869
Total held-to-maturity securities	$170,172	$1,245	$(563)	$170,854

Obligations of U.S. government agencies represents debt issued by the Federal Home Loan Bank (the "FHLB") and are not backed by the full faith and credit of the United States government.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$300	$(1)	$—	$—	$300	$(1)
Corporate securities	9,018	(61)	—	—	9,018	(61)
Agency residential mortgage related securities	$75,379	$(542)	$8,621	$(155)	$84,000	$(697)
Total available-for-sale securities	$84,697	$(604)	$8,621	$(155)	$93,318	$(759)
Held-to-Maturity Securities:
Corporate securities	1,764	(11)	—	—	1,764	(11)
Private label residential mortgage related securities	2,728	(14)	—	—	2,728	(14)
Agency residential mortgage related securities	$81,556	$(806)	$10,613	$(253)	$92,169	$(1,059)
Total held-to-maturity securities	$86,048	$(831)	$10,613	$(253)	$96,661	$(1,084)
Total temporarily impaired securities	$170,745	$(1,435)	$19,234	$(408)	$189,979	$(1,843)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Agency residential mortgage related securities	$8,229	$(15)	$64,502	$(657)	$72,731	$(672)
Total available-for-sale securities	$8,229	$(15)	$64,502	$(657)	$72,731	$(672)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$25,660	$(110)	$27,182	$(453)	$52,842	$(563)
Total held-to-maturity securities	$25,660	$(110)	$27,182	$(453)	$52,842	$(563)
Total temporarily impaired securities	$33,889	$(125)	$91,684	$(1,110)	$125,573	$(1,235)

During the three and six month periods ended June 30, 2015 and 2014, no securities were sold. There were no net investment securities gains or losses in the consolidated statement of operations for the three and six month periods ended June 30, 2015 or 2014.

The Company evaluates a variety of factors when concluding whether a security is other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the security, the underlying rating of the issuer, the presence of credit enhancements, the length of time a security has been in a loss position and the severity of the loss.

At June 30, 2015, gross unrealized losses totaled $1.8 million.  Ten agency residential mortgage related securities, with a fair value of $19.2 million, had an unrealized loss position of $408,000 for twelve months or longer as of June 30, 2015.  Additionally, 69 agency residential mortgage related securities, with a fair value of $156.9 million and an unrealized loss position of $1.3 million, five corporate securities, with a fair value of $10.8 million and unrealized loss position of $72,000, one private label residential mortgage related security ("PLMBS"), with a fair value of $2.7 million and unrealized loss position of $14,000, and one agency debenture, with a fair value of $300,000 and unrealized loss position $1,000, had unrealized loss positions for less than twelve months as of June 30, 2015. The fair value of these 86 securities primarily fluctuates with changes in market conditions for the underlying securities and changes in the interest rate environment. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that it will be required to sell these securities before a recovery of fair value, which may be maturity.  Upon review of the attributes of the individual securities, the Company concluded these securities were not other-than-temporarily impaired.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

At June 30, 2015, the amortized cost of held-to-maturity investments consisted of the following (in thousands):

	Original Cost	Unrealized Loss at Transfer	Post-transfer Accretion	Amortized Cost
Transferred securities	$88,787	$(1,625)	$152	$87,314
Other held-to-maturity securities	75,681	—	—	75,681
Total	$164,468	$(1,625)	$152	$162,995

As of June 30, 2015, the Company held one PLMBS with an amortized cost of $2.7 million. This security had an unrealized loss of $14,000 at June 30, 2015. As of December 31, 2014, the Company held this same PLMBS at an amortized cost of $3.0 million and this security had an unrealized gain of $6,000 at December 31, 2014.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2015 and December 31, 2014 by contractual maturity are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
June 30, 2015 (Unaudited)
Due in one year or less	$3,000	$3,001	$—	$—
Due after one year through five years	14,933	14,889	1,776	1,765
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	120,116	121,491	161,219	161,047
	$138,049	$139,381	$162,995	$162,812

December 31, 2014
Due in one year or less	$5,803	$5,818	$—	$—
Due after one year through five years	2,550	2,570	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	123,929	125,649	170,172	170,854
	$132,282	$134,037	$170,172	$170,854

Securities with a fair value of $69.2 million and $37.0 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits.

Securities with a fair value of $170.5 million and $169.7 million at June 30, 2015 and December 31, 2014, respectively, were used to secure FHLB advances, short-term borrowings, other borrowed funds and related unused borrowing capacities.  See Note 6.

Securities with a fair value of $1.0 million and $1.1 million at June 30, 2015 and December 31, 2014, respectively, were used to secure derivative transactions. See Note 4.

NOTE 3 - LOANS

The composition of net loans at June 30, 2015 and December 31, 2014 is provided below:

	June 30, 2015	December 31, 2014
	(In thousands)
	(Unaudited)
Real estate loans:
One- to four-family	$98,498	$108,208
Multi-family and commercial	402,885	388,821
Construction	42,839	39,541
	544,222	536,570
Consumer loans	16,906	19,599
Commercial and industrial loans	179,140	179,181
Total loans	740,268	735,350
Deferred loan origination fees, net	(315)	(294)
Allowance for loan losses	(10,736)	(10,730)
Net loans	$729,217	$724,326

The following tables present changes in the allowance for loan losses by loan segment for the six months ended June 30, 2015 and the six months ended June 30, 2014.

	Six Months Ended June 30, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Balance, beginning	$405	$5,990	$1,038	$184	$2,753	$360	$10,730
Provision (credit) for loan losses	59	(22)	(235)	(832)	131	104	(795)
Loans charged off	(44)	(16)	—	—	—	—	(60)
Recoveries	—	53	—	803	5	—	861
Balance, ending	$420	$6,005	$803	$155	$2,889	$464	$10,736

	Six Months Ended June 30, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Balance, beginning	$403	$7,141	$324	$153	$3,051	$457	$11,529
(Credit) provision for loan losses	(199)	124	148	6	(86)	107	100
Loans charged off	—	(102)	—	(6)	—	—	(108)
Recoveries	28	8	—	16	—	—	52
Balance, ending	$232	$7,171	$472	$169	$2,965	$564	$11,573

NOTE 3 - LOANS (CONTINUED)

The following tables provide details of loans, and associated allowance for loan losses, which are individually or collectively evaluated for impairment as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Allowance for Loan Losses:
Balance, ending: individually evaluated for impairment	$52	$438	$148	$14	$—	$—	$652
Balance, ending: collectively evaluated for impairment	368	5,567	655	141	2,889	464	10,084
Total	$420	$6,005	$803	$155	$2,889	$464	$10,736

Total Loans:
Balance, ending: individually evaluated for impairment	$2,668	$7,174	$3,313	$142	$—	$—	$13,297
Balance, ending: collectively evaluated for impairment	95,830	395,711	39,526	16,764	179,140	—	726,971
Total	$98,498	$402,885	$42,839	$16,906	$179,140	$—	$740,268

	As of December 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance, ending: individually evaluated for impairment	$11	$401	$114	$26	$—	$—	$552
Balance, ending: collectively evaluated for impairment	394	5,589	924	158	2,753	360	10,178
Total	$405	$5,990	$1,038	$184	$2,753	$360	$10,730

Total Loans:
Balance, ending: individually evaluated for impairment	$2,629	$5,849	$2,723	$256	$75	$—	$11,532
Balance, ending: collectively evaluated for impairment	105,579	382,972	36,818	19,343	179,106	—	723,818
Total	$108,208	$388,821	$39,541	$19,599	$179,181	$—	$735,350

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the breakdown of impaired loans by loan segment as of June 30, 2015 and December 31, 2014.

June 30, 2015
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$1,786	$882	$—	$2,668	$332	$2,336
Multi-family and commercial	1,086	1,685	4,403	7,174	5,364	1,810
Construction	—	3,313	—	3,313	3,313	—
Consumer loans	130	12	—	142	14	128
Commercial and industrial	—	—	—	—	—	—
Total	$3,002	$5,892	$4,403	$13,297	$9,023	$4,274

December 31, 2014
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$1,741	$888	$—	$2,629	$137	$2,492
Multi-family and commercial	1,395	—	4,454	5,849	4,502	1,347
Construction	—	2,723	—	2,723	2,723	—
Consumer loans	243	13	—	256	82	174
Commercial and industrial	75	—	—	75	—	75
Total	$3,454	$3,624	$4,454	$11,532	$7,444	$4,088

There were no loans past due 90 days or more and still accruing interest at June 30, 2015 or December 31, 2014.

For the six months ended June 30, 2015 and 2014, the average recorded investment in impaired loans was $12.6 million and $14.0 million, respectively.  The interest income recognized on these impaired loans was $403,000 and $250,000 for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, three troubled debt restructurings ("TDRs") totaling $1.3 million are excluded from the accruing TDR column above as they are included in nonaccrual loans.  Of this amount, $1.0 million relates to one multi-family and commercial loan and $292,000 relates to two residential loan TDRs.

At December 31, 2014, four TDRs totaling $1.4 million are excluded from the accruing TDR column as they are included in nonaccrual loans. Of this amount, $1.1 million relates to one multi-family and commercial loan and $336,000 relates to three residential loan TDRs.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of June 30, 2015 and December 31, 2014.

June 30, 2015	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$52	$—	$—	$52	$368	$420
Multi-family and commercial	10	46	382	438	5,567	6,005
Construction	—	148	—	148	655	803
Consumer loans	14	—	—	14	141	155
Commercial and industrial	—	—	—	—	2,889	2,889
Unallocated	—	—	—	—	464	464
Total allowance for loan losses	$76	$194	$382	$652	$10,084	$10,736

December 31, 2014	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$11	$—	$—	$11	$394	$405
Multi-family and commercial	10	—	391	401	5,589	5,990
Construction	—	114	—	114	924	1,038
Consumer loans	26	—	—	26	158	184
Commercial and industrial	—	—	—	—	2,753	2,753
Unallocated	—	—	—	—	360	360
Total allowance for loan losses	$47	$114	$391	$552	$10,178	$10,730

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
The following table sets forth a summary of the TDR activity for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Restructured Current Period				Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
	(Dollars in thousands, Unaudited)				(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	—	$—	$—		—	$—	$—
Multi-family and commercial	—	—	—		1	914	914	Delayed repayment
Construction	—	—	—		—	—	—
Consumer loans	—	—	—		—	—	—
Commercial and industrial	1	771	771	Delayed repayment	1	771	771	Delayed repayment
Total	1	$771	$771		2	$1,685	$1,685

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Restructured Current Period				Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
	(Dollars in thousands, Unaudited)				(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	1	$245	$245	Principal reduction	1	$245	$245	Principal reduction
Multi-family and commercial	—	—	—		1	1,640	1,540	Principal reduction
Construction	—	—	—		—	—	—
Consumer loans	—	—	—		—	—	—
Commercial and industrial	—	—	—		—	—	—
Total	1	$245	$245		2	$1,885	$1,785
During the three and six months ended June 30, 2015 and 2014, no TDRs defaulted that were restructured in the prior twelve months.

At June 30, 2015, the recorded investment of residential and consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings are in process, totaled $859,000.  At June 30, 2015, there were four foreclosed residential real estate properties, which were carried at $227,000.

NOTE 3 - LOANS (CONTINUED)

The following table sets forth past due loans by segment as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
	(Unaudited)
One- to four-family real estate	$309	$—	$—	$145
Multi-family and commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	281	21	113	—
Commercial and industrial	49	—	—	—
Total	$639	$21	$113	$145

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

The following tables set forth criticized and classified loans by segment as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands, Unaudited)
Pass and Pass watch	$96,712	$382,839	$39,502	$16,776	$174,089	$709,918
Special mention	—	18,960	—	—	3,240	22,200
Substandard	1,786	1,086	3,337	130	1,811	8,150
Doubtful	—	—	—	—	—	—
Total loans	$98,498	$402,885	$42,839	$16,906	$179,140	$740,268

	December 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$106,467	$376,134	$36,229	$19,357	$174,143	$712,330
Special mention	—	8,406	2,723	—	3,012	14,141
Substandard	1,741	4,281	589	242	2,026	8,879
Doubtful	—	—	—	—	—	—
Total loans	$108,208	$388,821	$39,541	$19,599	$179,181	$735,350

NOTE 4 - DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered into an interest rate swap with a current notional amount of $756,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%.  The Company is receiving variable rate payments of 1-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $104,000 and $116,000 at June 30, 2015 and December 31, 2014, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging."  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

On October 12, 2011, the Company entered into an interest rate swap with a current notional amount of $1.5 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%.  The Company is receiving variable rate payments of 1-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $45,000 and $46,000 at June 30, 2015 and December 31, 2014, respectively.  The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations. Hedge ineffectiveness resulted in income (expense) of $4,000 and ($5,000) for the three months ended June 30, 2015 and June 30, 2014, respectively.  Hedge ineffectiveness resulted in income (expense) of $1,000 and ($9,000) for the six months ended June 30, 2015 and June 30, 2014, respectively.

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

At June 30, 2015, there were four variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $12.4 million, and remaining maturities ranging from four to eight years.  At December 31, 2014, there were four variable-rate to fixed-rate interest swap transactions between the third-party financial institution and our customers with a notional amount of $12.6 million, and remaining maturities ranging from five to eight years.  The fair value of the swaps to the customers was an asset of $74,000 and $91,000 as of June 30, 2015 and December 31, 2014, respectively, and all swaps were in paying positions to the third-party financial institution at June 30, 2015.  As of June 30, 2015 and December 31, 2014, the fair value of the Company’s interest rate swap credit derivatives was a liability of $4,000 and $10,000, respectively.  During the three months ended June 30, 2015 and 2014, the Company recognized income of $3,000 and $0, respectively, from interest rate swap credit derivatives. During the six months ended June 30, 2015 and 2014, the Company recognized income (expense) of $6,000 and ($1,000), respectively, from interest rate swap credit derivatives.

At June 30, 2015, there were two foreign currency swap transactions between the third-party financial institution and our customers with a notional amount of $357,000, and remaining maturities ranging from three to six months.  At December 31, 2014, there were six foreign currency swap transactions between the third-party financial institution and our customers with a notional amount of $366,000 and remaining maturities ranging from one to four months.  The aggregate fair value of these swaps to the customers was a liability of $12,000 and $44,000 as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, the fair value of the Company’s credit derivatives was a liability of $1,000 and $2,000, respectively. During the three months ended June 30, 2015 and 2014, the Company recognized income of $0 and $2,000, respectively, from foreign currency swap credit derivatives. During the six months ended June 30, 2015 and 2014, the Company recognized income of $2,000 and $3,000, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015		December 31, 2014
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
	(Unaudited)
Noninterest-bearing demand accounts	—%	$151,767	—%	$168,791
NOW accounts	0.21	84,042	0.21	82,417
Money market accounts	0.22	96,220	0.22	73,802
Savings and club accounts	0.35	129,369	0.37	129,893
Brokered deposits	0.92	48,619	0.73	70,817
Certificates of deposit	0.76	205,613	0.87	186,189
	0.40%	$715,630	0.42%	$711,909

NOTE 6 - BORROWINGS

FHLB Advances

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
	(In thousands, Unaudited)
August 2015	$10,000	0.68%	Not Applicable	Not Applicable
March 2016	10,000	0.60	Not Applicable	Not Applicable
March 2016	10,000	0.62	Not Applicable	Not Applicable
September 2016	5,000	0.75	Not Applicable	Not Applicable
September 2016	10,000	1.04	Not Applicable	Not Applicable
June 2017	5,000	0.94	Not Applicable	Not Applicable
November 2017	15,000	3.62	August 2015	3-month LIBOR + 0.10%
November 2017	15,000	3.87	August 2015	3-month LIBOR + 0.10%
December 2017	20,000	2.83	September 2015	3-month LIBOR + 0.11%
	$100,000

For the borrowings which have a "Call Date" disclosed in the above table, if the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowings' fixed rate resets to a variable 3-month LIBOR based rate, as noted in the above table.  Subsequent to the call date, the borrowings are callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $477.1 million at June 30, 2015.  As of June 30, 2015, the Bank had qualifying collateral pledged against its advances consisting of loans in the amount of $593.3 million and securities in the amount of $71.4 million. Additionally, as of June 30, 2015, the Bank had a maximum borrowing capacity of $63.7 million with the Federal Reserve Bank of Philadelphia through the Discount Window. This borrowing capacity was generated by pledged securities with a fair value of $64.4 million.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of FHLB of Pittsburgh capital stock. The FHLB stock holding requirement is based on a percentage of the Bank's borrowings and a percentage of the Bank's "eligible assets" as defined by the FHLB. Percentages of borrowings and "eligible assets" used to determine the stock holding requirement are set by the FHLB from a defined range. Maximum percentages are 6.00% of its advances plus 1.00% of the Bank’s "eligible assets." Minimum percentages are 2.00% of its advances plus 0.05% of "eligible assets."  Current percentages are 4.00% of advances plus 0.10% of "eligible assets."  As of June 30, 2015, the Company had a minimum stock obligation of $2.3 million and a maximum stock obligation of $11.9 million.  The Company held $6.8 million in FHLB stock at that date.

NOTE 6 - BORROWINGS (CONTINUED)

Other Borrowed Funds

Other borrowed funds obtained from other commercial banks under security repurchase agreements totaled $30.0 million at June 30, 2015.  These borrowings contractually mature with dates ranging from October 2018 through November 2020. As disclosed in the table below, one of the borrowings may be called by the lender based on the underlying agreement.  Accordingly, the contractual maturity below may differ from actual maturity.

			Next Call Date	Subsequent Call Frequency
Maturity Date	Amount	Coupon Rate
	(In thousands, Unaudited)
October 2018	$5,000	3.15%	July 2015	Quarterly
December 2018	5,000	1-month LIBOR + 2.03%	Not Applicable	Not Applicable
September 2019	10,000	1-month LIBOR + 1.89%	Not Applicable	Not Applicable
September 2020	5,000	1-month LIBOR + 1.56%	Not Applicable	Not Applicable
November 2020	5,000	1-month LIBOR + 1.58%	Not Applicable	Not Applicable
	$30,000

Mortgage backed securities with a fair value of $34.7 million at June 30, 2015 were used to secure these other borrowed funds. Changes in the fair value of pledged collateral may require the Company to pledge additional securities.

Short-term Borrowings

Short-term borrowings consist of overnight borrowings plus term borrowings with an original maturity of less than one year. Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB. As of June 30, 2015, the Company had $64.8 million of short-term overnight borrowings with a weighted average rate of 0.32%.  As of December 31, 2014, the Company had $50.0 million of short-term borrowings consisting of $35.0 million of overnight borrowings and $15.0 million of short-term borrowings with weighted average rates of 0.31% and 0.33%, respectively.

NOTE 7 - STOCK BASED COMPENSATION

During the six months ended June 30, 2015, the Company recorded $645,000 of stock based compensation expense comprised of stock option expense of $232,000 and restricted stock expense of $413,000. This compares to $599,000 of stock based compensation expense for the six months ended June 30, 2014 comprised of stock option expense of $218,000 and restricted stock expense of $381,000.
The following is a summary of the Bancorp’s stock option activity and related information for the six months ended June 30, 2015.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Unaudited)
Outstanding at December 31, 2014	1,100,520	$12.96	5.3 years	$4,172,000
Granted	126,500	16.99
Exercised	(33,878)	11.30
Forfeited/Cancelled	(14,800)	15.29
Outstanding at June 30, 2015	1,178,342	$13.41	5.4 years	$4,163,000
Exercisable at June 30, 2015	782,389	$12.16	4.0 years	$3,730,000

NOTE 7 - STOCK BASED COMPENSATION (CONTINUED)

The fair value of the options granted during the six months ended June 30, 2015 was estimated to be $3.24.  The fair value was based on the following assumptions:

Expected Dividend Yield	4.00%
Expected Volatility	29.86%
Risk-Free Interest Rate	1.74%
Expected Option Life in Years	6.5

The following is a summary of the Bancorp’s unvested options as of June 30, 2015 and the changes therein during the six months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2014	369,503	$3.90
Granted	126,500	3.24
Vested	(85,250)	3.98
Forfeited / Cancelled	(14,800)	3.91
Unvested at June 30, 2015	395,953	$3.67

Expected future expense relating to the 395,953 non-vested options outstanding as of June 30, 2015 is $1.3 million over a weighted average period of 3.2 years.

The following is a summary of the status of the Bancorp’s restricted stock as of June 30, 2015 and changes therein during the six months then ended.

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2014	188,622	$15.36
Granted	51,755	16.31
Vested	(43,965)	14.64
Forfeited / Cancelled	(6,200)	15.44
Unvested at June 30, 2015	190,212	$15.78

Expected future compensation expense relating to the 190,212 restricted shares at June 30, 2015 is $2.4 million over a weighted average period of 3.1 years.

Performance-based restricted shares granted from 2012 to 2013 vest over a five-year period based on service and achievement of performance metrics. The performance metrics to be evaluated during the performance period are (1) return on assets compared to peer group and (2) earnings per share growth rate compared to peer group ("performance criteria"). On the third anniversary of the grant date ("measurement date"), the Company's level of performance relative to the performance metrics are evaluated and, if such performance metrics have been achieved, an amount of shares that will vest at that time and over the following two years will be determined. The number of shares eligible to vest can range from 0% to 150% of the shares identified on grant date (the "target shares"). Of the shares that will vest, 50% of the shares vest on the third anniversary of the date of grant and 25% vest on each of the fourth and fifth anniversaries of the date of grant.

NOTE 7 - STOCK BASED COMPENSATION (CONTINUED)

During May 2012, the Company granted performance-based restricted stock to certain executive officers of the Company, of which 21,500 remained outstanding at the measurement date. During May 2015, the Company awarded an additional 9,055 shares of performance-based restricted stock, which represented additional shares owed to participants under the May 2012 grant as the Company exceeded the performance targets under the 2012 award. This represented a total grant of 142% of the "target shares." The 30,555 shares had a grant date fair value of $13.11.

During 2013, the Company granted 39,250 shares of performance-based restricted stock to certain executive officers of the Company. For the purposes of the above table, the Company is assuming 100% of the "target shares" will be awarded. More or less shares may actually be awarded based on the performance of the Company at the applicable measurement date.

During 2015, the Company granted 8,840 shares of performance-based restricted stock to certain executive officers of the Company. Performance-based restricted shares granted in 2015 utilize the same performance criteria and measurement date as outlined above for the 2012 and 2013 performance based grants. However, the 2015 awards vest 50% at measurement date and 50% on the fourth anniversary of the date of the grant. For the purposes of the above table, the Company is assuming 100% of the "target shares" will be awarded. More or less shares may actually be awarded based on the performance of the Company at the applicable measurement date.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014:

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

NOTE 8 - FAIR VALUE (CONTINUED)

Loans Receivable, Net

To determine the fair values of loans that are not impaired, we employ discounted cash flow analyses that use interest rates and terms similar to those currently being offered to borrowers.  We record fair value adjustments to impaired loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment.  For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that we may adjust due to specific characteristics of the loan or collateral. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restriction placed on its transferability.

Mortgage Servicing Rights

The fair value of the mortgage servicing rights ("MSRs") was determined using a valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

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

NOTE 8 - FAIR VALUE (CONTINUED)

The estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 were as follows:

		June 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:		(Unaudited)
Cash and cash equivalents	Level 1	$5,352	$5,352	$17,213	$17,213
Investment securities available-for-sale	Level 2	139,381	139,381	134,037	134,037
Investment securities held-to-maturity	Level 2	162,995	162,812	170,172	170,854
Loans receivable, net	Level 3	729,217	736,483	724,326	732,142
FHLB stock	NA	6,786	NA	6,015	NA
Accrued interest receivable	Level 2, 3	3,118	3,118	3,147	3,147
Mortgage servicing rights	Level 3	102	102	111	111
Financial liabilities:
Savings and club accounts	Level 2	129,369	129,369	129,893	129,893
Demand, NOW and money market deposits	Level 2	332,029	332,029	325,010	325,010
Brokered deposits	Level 2	48,619	48,574	70,817	70,600
Certificates of deposit	Level 2	205,613	205,422	186,189	186,154
Short-term borrowings	Level 2	64,800	64,800	50,000	50,000
FHLB advances	Level 2	100,000	102,916	120,000	123,189
Other borrowed funds	Level 2	30,000	31,942	30,000	32,017
Accrued interest payable	Level 2	269	269	311	311
Derivative contracts	Level 2, 3	154	154	174	174

The following financial instruments were classified as Level 3 and carried at fair value on a recurring basis as of June 30, 2015:

•
Two commercial loans, since lending credit risk is not an observable input for these loans (see interest rate swap discussion in Note 4).  The unrealized gain on the two loans was $141,000 at June 30, 2015 compared to $152,000 at December 31, 2014.

•
Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input.  The liability resulting from credit derivatives was $5,000 and $12,000 at June 30, 2015 and December 31, 2014, respectively.

NOTE 8 - FAIR VALUE (CONTINUED)

The following measures were made on a recurring basis as of June 30, 2015 and December 31, 2014.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$300	$—	$300	$—
Corporate securities	17,590	—	17,590	—
Agency residential mortgage related securities	121,491	—	121,491	—
Loans (1)	2,379	—	—	2,379
Derivative contracts (1)	(154)	—	(149)	(5)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$302	$—	$302	$—
Corporate securities	8,086	—	8,086	—
Agency residential mortgage related securities	125,649	—	125,649	—
Loans (1)	2,451	—	—	2,451
Derivative contracts (1)	(174)	—	(162)	(12)
(1)          Such financial instruments are recorded at fair value as further described in Note 4.

The following measures were made on a non-recurring basis as of June 30, 2015 and December 31, 2014:

Loans, which were partially charged off at June 30, 2015 and December 31, 2014.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

MSRs, the fair value of which was determined using a valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Other real estate owned, for which we used Level 3 inputs, which consist of appraisals, agreements of sale or letters of intent.

NOTE 8 - FAIR VALUE (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

	Balance	(Level 1)	(Level 2)	(Level 3)
June 30, 2015 (Unaudited)		(In thousands)
Loans	$1,249	$—	$—	$1,249
Mortgage servicing rights	102	—	—	102
Other real estate owned	2,819	—	—	2,819
Total	$4,170	$—	$—	$4,170

December 31, 2014
Loans	$1,654	$—	$—	$1,654
Mortgage servicing rights	111	—	—	111
Other real estate owned	2,814	—	—	2,814
Total	$4,579	$—	$—	$4,579

The following tables include a roll forward of the financial instruments which fair value is determined on a recurring basis using Significant Other Unobservable Inputs (Level 3) for the periods from December 31, 2014 to June 30, 2015 and December 31, 2013 to June 30, 2014.

Six Months Ended June 30, 2015
	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2014	$—	$(12)	$—	$2,451	$2,439
Purchases/additions	—	(1)	—	—	(1)
Sales	—	—	—	—	—
Payments received	—	—	—	(59)	(59)
Premium amortization, net	—	—	—	—	—
Increase (decrease) in value	—	8	—	(13)	(5)
Ending balance, June 30, 2015	$—	$(5)	$—	$2,379	$2,374

Six Months Ended June 30, 2014
	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2013	$2,120	$(4)	$1,938	$2,535	$6,589
Purchases/additions	—	(2)	—	—	(2)
Sales	—	—	(1,938)	—	(1,938)
Payments received	(2,118)	—	—	(56)	(2,174)
Premium amortization, net	—	—	—	—	—
(Decrease) increase in value	(2)	2	—	30	30
Ending balance, June 30, 2014	$—	$(4)	$—	$2,509	$2,505

There were no transfers made between levels during the six months ended June 30, 2015 or 2014.

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

ASU No. 2015-05 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this Update provide guidance to software customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change generally accepted accounting principles for a customer’s accounting for service contracts. The amendments in this update are effective for the Company for annual and interim periods beginning on or after January 1, 2016, however early adoption is permitted. The Company adopted this update effective with its issuance. Pursuant to the this guidance, agreements related to the Company's plan to change our outsourced data processing systems during 2015 will be accounted for as service contracts.

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
A discussion of these critical accounting policies is located in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies" in the Company's Annual Report on 10-K. There have been no material changes in the Company’s critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as described in the Company's most recent Annual Report on Form 10-K.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets were $1.09 billion at June 30, 2015 and December 31, 2014.  Total loans were $729.2 million at June 30, 2015, an increase of $4.9 million, or 0.7%, from $724.3 million at December 31, 2014.  Total commercial loans increased $17.3 million, or 2.9%, comprised of increases of $14.1 million in multi-family and commercial real estate loans and $3.3 million in commercial construction loans. The increase in multi-family and commercial real estate loans and commercial construction loans were driven by originations and fundings exceeding amortization and paydowns. During the six months ended June 30, 2015, one- to four-family residential mortgage loans decreased $9.7 million and consumer loans decreased $2.7 million due to normal amortization exceeding new loans originated.

Investment securities available-for-sale increased $5.3 million from $134.0 million at December 31, 2014 to $139.4 million at June 30, 2015 due to purchases exceeding paydowns and maturities during the six months ended June 30, 2015. Investment securities held-to-maturity decreased $7.2 million to $163.0 million at June 30, 2015 compared to $170.2 million at December 31, 2014 due to paydowns exceeding purchases during the six months ended June 30, 2015.

Deposits increased $3.7 million, or 0.5%, from $711.9 million at December 31, 2014 to $715.6 million at June 30, 2015.  During the six months ended June 30, 2015, money market accounts increased $22.4 million, non-brokered certificates of deposit increased $19.4 million, and NOW accounts increased $1.6 million. Offsetting these increases were decreases in brokered deposits of $22.2 million, noninterest-bearing demand accounts of $17.0 million and savings and club accounts of $524,000. The increases in money market accounts and non-brokered certificates of deposit were primarily due to deposits obtained from certain municipal customers. The decrease in brokered deposits was due to maturities during the six months ended June 30, 2015. The decrease in noninterest-bearing demand accounts was driven by seasonality within our commercial deposit portfolio.

Short-term borrowings increased $14.8 million, or 29.6% from $50.0 million at December 31, 2014 to $64.8 million at June 30, 2015. Federal Home Loan Bank advances decreased $20.0 million, or 16.7%, from $120.0 million at December 31, 2014 to $100.0 million at June 30, 2015.

Stockholders’ equity decreased $2.1 million to $173.8 million at June 30, 2015 compared to $175.9 million at December 31, 2014 primarily due to dividends paid of $4.5 million, common stock repurchased of $4.4 million and other comprehensive losses of $215,000 during the six months ended June 30, 2015, offset by net income of $5.4 million and stock based compensation activity (which includes proceeds received from the exercise of stock options) of $1.6 million.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2015 and 2014

General. Net income increased $841,000, or 36.3%, to $3.2 million for the three months ended June 30, 2015, compared to $2.3 million for the three months ended June 30, 2014.  The increase in net income was due to an increase in net interest income of $228,000, a decrease in the provision for loan losses of $1.4 million and an increase in noninterest income of $182,000, offset by increases in noninterest expense of $604,000 and income tax provision of $332,000. During the three months ended June 30, 2015, the Company incurred $248,000 in costs associated with our plan to change our outsourced data processing systems, of which $83,000 was included in data processing costs, $81,000 was included in professional fees, $70,000 was included in salaries, benefits and other compensation and $14,000 was included in other non-interest expense.

Net income increased $1.2 million, or 27.3%, to $5.4 million for the six months ended June 30, 2015, compared to $4.3 million for the six months ended June 30, 2014.  The increase in net income was due to an increase in net interest income of $583,000, a decrease in the provision for loan losses of $895,000 and an increase in noninterest income of $294,000, offset by increases in noninterest expenses of $376,000 and income tax provision of $232,000. During the six months ended June 30, 2015, the Company incurred $478,000 in costs associated with our plan to change our outsourced data processing systems, of which $247,000 was included in data processing costs, $147,000 was included in professional fees, $70,000 was included in salaries, benefits and other compensation and $14,000 was included in other non-interest expense.

Net Interest Income.  Net interest income increased $228,000, or 2.7%, to $8.7 million for the three months ended June 30, 2015 compared to $8.4 million for the same period in 2014, due to an increase in total interest income of $12,000 and a decrease in total interest expense of $216,000. The increase in total interest income was primarily due to a $16.1 million increase in the average balance of interest-earning assets, offset by a reduction in yield on interest-earning asset from 3.88% to 3.82%. The increase in the average balance of interest-earning assets was primarily due to a $35.8 million increase in total loans, offset by a decrease in investment securities of $23.4 million.  The yield on total loans decreased from 4.56% to 4.49%, primarily due to lower yields on commercial loan originations. The yield on investment securities decreased from 2.34% to 2.19%, primarily due to new purchases having lower yields in comparison to existing securities which continue to amortize. The decrease in total interest expense was primarily due to a $39.3 million decrease in the average balance of interest-bearing liabilities from $781.3 million to $742.0 million and a decrease in the cost of interest-bearing liabilities from 0.85% to 0.78%.  The decrease in the average balance of interest-bearing liabilities was primarily driven by a $64.6 million decrease in borrowings offset, by a $25.3 million increase in interest-bearing deposits. This decrease was offset by a $54.8 million increase in noninterest-bearing deposits. The decrease in the average cost of interest-bearing liabilities was primarily due to a decrease in the average cost of certificates of deposit from 1.07% to 0.75%, offset by increased cost of borrowings from 1.56% to 1.82%.  The decrease in the average cost of certificates of deposit reflects the continued low interest rate environment combined with maturities of higher rate certificates of deposit. The increase in the average cost of borrowings was due to the maturity of certain shorter-term borrowings, which had lower costs, offset by the benefits realized from the the modification of four non-callable fixed rate borrowings totaling $25.0 million during the three months ended March 31, 2015. Prior to the modification, the borrowings had a weighted average fixed rate of 3.33%. Subsequent to the modification, the borrowings have a weighted average variable rate of 1-month LIBOR plus 1.79%.

Net interest income increased $583,000, or 3.5%, to $17.3 million for the six months ended June 30, 2015 compared to $16.7 million for the same period in 2014, due to an increase in total interest income of $78,000 and a decrease in total interest expense of $505,000. The increase in total interest income was primarily due to an $11.8 million increase in the average balance of interest-earning assets, offset by a decrease in yield on interest-earning assets from 3.88% to 3.85%. The increase in the average balance of interest-earning assets was primarily due to a $31.4 million increase in total loans, offset by a decrease in investment securities of $23.9 million.  The yield on investment securities increased from 2.33% to 2.37% due to a special dividend totaling $254,000 from the FHLB during the first quarter of 2015, offset by new purchases having lower yields in comparison to existing securities. The yield on total loans decreased from 4.57% to 4.46%, primarily due to lower yields on commercial loan originations. The decrease in total interest expense was primarily due to a $46.0 million decrease in the average balance of interest-bearing liabilities from $785.3 million to $739.3 million and a decrease in the cost of interest-bearing liabilities from 0.87% to 0.79%.  The decrease in the average balance of interest-bearing liabilities was primarily driven by a $45.2 million decrease in borrowings. This decrease was offset by a $56.0 million increase in noninterest-bearing deposits. The decrease in the average cost of interest-bearing liabilities was due to a decrease in the average cost of certificates of deposit from 1.13% to 0.79%, offset by an increase in the cost of borrowings from 1.57% to 1.68%.  The decrease in the average cost of certificates of deposit reflects the continued low interest rate environment combined with maturities of higher rate certificates of deposit. The increase in the average cost of borrowings was primarily due to the maturity of certain shorter-term borrowings, which had lower costs, offset by the benefits realized from the modification of four non-callable fixed rate borrowings totaling $25.0 million during the three months ended March 31, 2015. Prior to the modification, the borrowings had a weighted average fixed rate of 3.33%. Subsequent to the modification, the borrowings have a weighted average variable rate of 1-month LIBOR plus 1.79%.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$10,285	$3	0.13%	$6,241	$1	0.05%	$10,917	$6	0.11%	$6,783	$1	0.04%
Investment securities
Available-for-sale	142,538	846	2.37%	258,544	1,568	2.43%	141,511	1,938	2.74%	260,687	3,142	2.41%
Held-to-maturity	167,045	850	2.04%	74,396	379	2.04%	168,805	1,740	2.06%	73,541	753	2.05%
Total investment securities	309,583	1,696	2.19%	332,940	1,947	2.34%	310,316	3,678	2.37%	334,228	3,895	2.33%
Loans:
Residential loans	102,041	1,157	4.54%	122,404	1,428	4.67%	104,671	2,408	4.60%	124,578	2,938	4.72%
Commercial loans	630,577	7,025	4.47%	571,032	6,453	4.53%	623,026	13,694	4.43%	568,591	12,788	4.54%
Consumer loans	17,379	209	4.80%	20,807	249	4.79%	18,304	428	4.68%	21,444	514	4.79%
Total Loans	749,997	8,391	4.49%	714,243	8,130	4.56%	746,001	16,530	4.46%	714,613	16,240	4.57%
Allowance for loan losses	(11,919)			(11,553)			(11,348)			(11,578)
Net loans	738,078	8,391		702,690	8,130		734,653	16,530		703,035	16,240
Total interest-earning assets	1,057,946	10,090	3.82%	1,041,871	10,078	3.88%	1,055,886	20,214	3.85%	1,044,046	20,136	3.88%
Noninterest-earning assets	42,400			45,628			42,551			46,043
Total assets	$1,100,346			$1,087,499			$1,098,437			$1,090,089
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$196,010	$110	0.23%	$194,127	$104	0.21%	$180,259	$200	0.22%	$185,589	$196	0.21%
Savings accounts	129,898	117	0.36%	105,807	46	0.17%	130,126	237	0.37%	107,306	105	0.20%
Brokered deposits	58,049	122	0.84%	52,470	93	0.71%	61,157	247	0.81%	59,910	190	0.64%
Certificates of deposit	201,935	379	0.75%	208,174	554	1.07%	194,636	759	0.79%	214,158	1,204	1.13%
Total interest-bearing deposits	585,892	728	0.50%	560,578	797	0.57%	566,178	1,443	0.51%	566,963	1,695	0.60%
Short-term borrowings	26,130	22	0.34%	40,770	30	0.30%	33,614	54	0.32%	38,343	55	0.29%
FHLB advances	100,000	523	2.10%	150,000	576	1.54%	109,516	1,062	1.96%	150,000	1,146	1.54%
Other borrowed funds	30,000	164	2.20%	30,000	250	3.35%	30,000	330	2.22%	30,000	498	3.35%
Total borrowings	156,130	709	1.82%	220,770	856	1.56%	173,130	1,446	1.68%	218,343	1,699	1.57%
Total interest-bearing liabilities	742,022	1,437	0.78%	781,348	1,653	0.85%	739,308	2,889	0.79%	785,306	3,394	0.87%
Noninterest-bearing deposits	177,223			122,395			176,806			120,801
Other noninterest-bearing liabilities	6,353			7,284			6,897			7,952
Total liabilities	925,598			911,027			923,011			914,059
Stockholders’ equity	174,201			177,895			174,877			178,081
Accumulated comprehensive income	547			(1,423)			549			(2,051)
Total stockholders' equity	174,748			176,472			175,426			176,030
Total liabilities and stockholders’ equity	$1,100,346			$1,087,499			$1,098,437			$1,090,089
Net interest income		$8,653			$8,425			$17,325			$16,742
Interest rate spread			3.04%			3.03%			3.06%			3.01%
Net interest margin			3.24%			3.20%			3.26%			3.19%
Average interest-earning assets to average interest-bearing liabilities			142.58%			133.34%			142.82%			132.95%

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

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Compared to			Compared to
	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest Income:	(In thousands)
Interest-earning demand deposits	$—	$2	$2	$4	$1	$5
Investment securities
Available-for-sale	(19)	(703)	(722)	232	(1,436)	(1,204)
Held-to-maturity	(1)	472	471	12	975	987
Total investment securities	(20)	(231)	(251)	244	(461)	(217)
Loans
Residential loans	(33)	(238)	(271)	(60)	(470)	(530)
Commercial loans	(100)	672	572	(319)	1,225	906
Consumer loans	—	(40)	(40)	(11)	(75)	(86)
Total loans	(133)	394	261	(390)	680	290
Total interest-earning assets	(153)	165	12	(142)	220	78

Interest Expense:
NOW and money market deposits	6	—	6	11	(7)	4
Savings accounts	61	10	71	110	22	132
Brokered deposits	19	10	29	52	5	57
Certificates of deposit	(157)	(18)	(175)	(335)	(110)	(445)
Total interest-bearing deposits	(71)	2	(69)	(162)	(90)	(252)

Short-term borrowings	2	(10)	(8)	5	(6)	(1)
FHLB advances	139	(192)	(53)	225	(309)	(84)
Other borrowed funds	(86)	—	(86)	(168)	—	(168)
Total borrowings	55	(202)	(147)	62	(315)	(253)
Total interest-bearing liabilities	(16)	(200)	(216)	(100)	(405)	(505)
Net change in net interest income	$(137)	$365	$228	$(42)	$625	$583

Provision for Loan Losses. The Company recorded a credit to the provision for loan losses of $1.3 million and $795,000 for the three and six month periods ended June 30, 2015, respectively, compared to a provision for loan losses of $100,000 for the three and six month periods ended June 30, 2014. The credit for loan losses for the three months ended June 30, 2015 was primarily due to a recovery related to previous loan charge-offs and a reduction in loans outstanding. The credit for loan losses for the six months ended June 30, 2015 was primarily due to the aforementioned recovery.

The following table provides information with respect to our nonperforming assets and impaired loans at the dates indicated.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)

Nonaccruing Loans:
One- to four-family real estate	$1,786	$1,741
Multi-family and commercial real estate	1,086	1,395
Construction	—	—
Consumer	130	243
Commercial and industrial	—	75
Total	3,002	3,454

Accruing Loans Past Due 90 Days or More:
Total	$—	$—

Nonperforming Loans	3,002	3,454

Assets Acquired Through Foreclosure	2,819	2,814
Total Nonperforming Assets	$5,821	$6,268

Total nonperforming loans to total loans	0.41%	0.47%
Total nonperforming assets to total assets	0.53	0.57

Impaired Loans:
Nonaccruing loans	$3,002	$3,454
Accruing troubled debt restructurings	5,892	3,624
Other impaired loans	4,403	4,454
Total impaired loans	$13,297	$11,532

At June 30, 2015, nonperforming assets were comprised of the following:

•	Two multi-family and commercial real estate loans, the largest of which is secured by rental properties located in the Greater Philadelphia Area.

•	Eight one- to four-family loans, the largest of which is secured by a single-family home located in Montgomery County, Pennsylvania.

•	Four consumer loans, which are secured by second or third lien mortgage positions.

•	Assets acquired through foreclosure consisting of six properties with a total carrying value of $2.8 million.

Noninterest Income.  The following table summarizes noninterest income for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Service charges and other fee income	$439	$424	$15	3.5%	$823	$776	$47	6.1%
Net loss on sale of assets acquired through foreclosure	(15)	(121)	106	87.6	(15)	(121)	106	87.6
Income on bank-owned life insurance	122	120	2	1.7	242	237	5	2.1
Equity in earnings of affiliate	111	67	44	65.7	151	34	117	344.1
Other	39	24	15	62.5	66	47	19	40.4
Total Noninterest Income	$696	$514	$182	35.4%	$1,267	$973	$294	30.2%

Noninterest income increased $182,000 from $514,000 for the three months ended June 30, 2014 to $696,000 for the same period in 2015. Net loss on sale of assets acquired through foreclosure decreased $106,000 due to one property being sold at a $15,000 loss in 2015 compared to one property being sold at a $121,000 loss during 2014. Equity in earnings of affiliates increased $44,000 due to increased income on the Bank’s investment in PMA due to higher mortgage loan volume for the 2015 period.

Noninterest income increased $294,000 from $973,000 for the six months ended June 30, 2014 to $1.3 million for the same period in 2015. Equity in earnings of affiliates increased $117,000 due to increased income on the Bank’s investment in PMA due to higher mortgage loan volume for the 2015 period.  Net loss on sale of assets acquired through foreclosure decreased $106,000 due to one property being sold at a $15,000 loss in 2015 compared to one property being sold at a $121,000 loss during 2014. Service charges and other fee income increased $47,000 due to increased loan-related fees.

Noninterest Expense.  The following table summarizes noninterest expense for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Salaries, benefits and other compensation	$3,943	$3,519	$424	12.0%	$7,662	$7,160	$502	7.0%
Occupancy expense	420	418	2	0.5	897	914	(17)	(1.9)
Furniture and equipment expense	99	96	3	3.1	182	207	(25)	(12.1)
Data processing costs	502	377	125	33.2	1,075	762	313	41.1
Professional fees	414	337	77	22.8	777	815	(38)	(4.7)
Marketing expense	57	61	(4)	(6.6)	98	102	(4)	(3.9)
FDIC premiums	141	150	(9)	(6.0)	260	315	(55)	(17.5)
Assets acquired through foreclosure expense	62	72	(10)	(13.9)	92	393	(301)	(76.6)
Other	385	389	(4)	(1.0)	745	744	1	0.1
Total Noninterest Expense	$6,023	$5,419	$604	11.1%	$11,788	$11,412	$376	3.3%

Noninterest expense increased $604,000 from $5.4 million for the three months ended June 30, 2014 compared to $6.0 million for the same period in 2015. Salaries, benefits and other compensation expense increased $424,000 primarily as a result of annual merit increases, increased staffing costs and incremental compensation costs related to our plan to change our outsourced data processing systems. Data processing costs increased $125,000 and professional fees increased $77,000, primarily due to this initiative.

Noninterest expense increased $376,000 from $11.4 million for the six months ended June 30, 2014 compared to $11.8 million for the same period in 2015. Salaries, benefits and other compensation expense increased $502,000 primarily as a result of annual merit increases, increased staffing costs and incremental compensation costs related to our plan to change our outsourced data processing systems. Data processing costs also increased $313,000 primarily due to this initiative. Assets acquired through foreclosure expense decreased $301,000 primarily due to decreased valuation adjustments on assets acquired through foreclosure, which totaled $20,000 for the six months ended June 30, 2015 compared to $282,000 for the six months ended June 30, 2014. FDIC premiums decreased $55,000 due to a reduced assessment. Professional fees decreased $38,000 primarily due to decreased loan workout costs, offset by $147,000 in costs associated with our plan to change our outsourced data processing systems.

Income Taxes. The income tax provision for the three and six months ended June 30, 2015 was $1.4 million and $2.2 million, respectively, compared to $1.1 million and $1.9 million for the three and six months ended June 30, 2014.  The Company’s effective income tax rate was 31.3% and 28.5% for the three and six months ended June 30, 2015, respectively, compared to 32.3% and 31.1% for the three and six months ended June 30, 2014, respectively.  The decrease in effective tax rate for the six months ended June 30, 2015 reflects the reversal of a $182,000 valuation allowance on certain state deferred tax assets during the three months ended March 31, 2015, as management determined it is more likely than not the deferred tax assets will be realized. The effective tax rate for the six months ended June 30, 2015, excluding this discrete event, was 30.9%.

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

The following table presents certain of our contractual obligations as of June 30, 2015.

		Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations	Total
	(In thousands)
June 30, 2015
Operating lease obligations (1)	$289	$289	$—	$—	$—
FHLB advances and other borrowings (2)	202,053	97,472	73,833	20,700	10,048
Other long-term obligations (3)	11,784	2,592	3,332	2,815	3,045
Total	$214,126	$100,353	$77,165	$23,515	$13,093

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2015, cash and cash equivalents totaled $5.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $139.4 million at June 30, 2015.  In addition, at June 30, 2015, we had the ability to borrow a total of approximately $477.1 million from the FHLB, of which we had $100.0 million outstanding.  As of June 30, 2015, the Bank also had a maximum borrowing capacity of $63.7 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of June 30, 2015, the Bank had overnight borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks.

At June 30, 2015, we had $234.7 million in unfunded commitments, which consisted of $6.9 million in home equity and consumer loan commitments, $210.2 million in commercial loan commitments, $17.0 million in standby letters of credit and $590,000 in commercial letters of credit.

Certificates of deposit due within one year of June 30, 2015 totaled $133.9 million, including $24.1 million of brokered deposits, representing 52.7% of certificates of deposit at June 30, 2015, a decrease from 53.6% at December 31, 2014.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016.

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

The Bancorp is a separate entity apart from the Bank and must provide for its own liquidity.  As of June 30, 2015, the Bancorp had $21.4 million in cash and cash equivalents compared to $20.3 million as of December 31, 2014. In addition to its operating expenses, the Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.  The Bancorp paid cash dividends totaling $0.40 per outstanding share of common stock and repurchased 269,129 shares of common stock during the six months ended June 30, 2015.

The Bancorp can receive dividends from the Bank.  Payment of such dividends to the Bancorp by the Bank is limited under applicable law. Dividends may be declared and paid only out of accumulated net earnings and may be paid in cash or property other than its own shares. Dividends may not be declared or paid unless stockholders' equity is at least equal to contributed capital. During the six months ended June 30, 2015, the Bank paid a cash dividend of $8.5 million to the Bancorp.

Capital Management.  The Bancorp and Bank are subject to various regulatory capital requirements administered by their respective regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital standards, which substantially revised the existing capital requirements for banking organizations. In July 2013, the Federal Deposit Insurance Corporation and Federal Reserve adopted a final rule for the Basel III capital framework. The requirements in the rule began to phase in on January 1, 2015 for the Company and will be fully phased in by January 1, 2019. The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from prior rules); and (4) a Tier 1 leverage ratio of 4% for all institutions (unchanged from prior rules). At June 30, 2015, the Bancorp and Bank exceeded all applicable regulatory capital requirements under this new rule and are considered "well capitalized" under regulatory guidelines.

The following table presents the Bancorp's and the Bank’s capital ratios and the minimum capital requirements to be considered "well capitalized" under applicable regulatory guidelines as of June 30, 2015 and December 31, 2014.

June 30, 2015 (Basel III)	Ratio	Minimum to be Well Capitalized
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)
Bancorp	20.01%	6.5%
Bank	16.86	6.5
Tier 1 Capital Ratio (to risk-weighted assets)
Bancorp	20.01	8.0
Bank	16.86	8.0
Total Capital Ratio (to risk-weighted assets)
Bancorp	21.06	10.0
Bank	17.91	10.0
Tier 1 Leverage Ratio (to adjusted average assets)
Bancorp	15.84	5.0
Bank	13.30	5.0
December 31, 2014	Ratio	Minimum to be Well Capitalized
Total Risk-Based Capital (to risk-weighted assets)
Bancorp	23.45%	10.0%
Bank	20.02	10.0
Tier 1 Capital (to risk-weighted assets)
Bancorp	22.41	6.0
Bank	18.97	6.0
Tier 1 Capital (to adjusted assets)
Bancorp	16.58	5.0
Bank	13.99	5.0

Total stockholders’ equity to total assets was 15.9% at June 30, 2015 and 16.1% at December 31, 2014.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will continue to have an adverse impact on our return on equity until such funds can be deployed into higher-yielding assets.  The Company may rely on capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the six-month period ended June 30, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2015, there has not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. As of June 30, 2015, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2015 through April 30, 2015	59,200	$16.75	59,200	398,424
May 1, 2015 through May 31, 2015	94,429	$16.34	94,429	303,995
June 1, 2015 through June 30, 2015	45,700	$16.62	45,700	258,295
Total	199,329	$16.53	199,329

(1) In prior years, the Company announced repurchase programs under which it would repurchase, in the aggregate, up to 25% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions.  Under these plans, through June 30, 2015, the Company has purchased 3.1 million shares at a cost of $44.1 million.  On July 29, 2015, the Board of Directors approved an additional stock repurchase plan (the “July 2015 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (578,377 shares). Subject to market conditions and other factors, repurchases under the July 2015 Plan will begin subsequent to the completion of repurchases under the Company's existing repurchase plan.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation of Fox Chase Bancorp, Inc. (1)
3.2	Bylaws of Fox Chase Bancorp, Inc. (1)
4.0	Stock Certificate of Fox Chase Bancorp, Inc. (1)
10.0	Fox Chase Bancorp, Inc. Executive Incentive Compensation Plan*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 as initially filed with the Securities and Exchange Commission on March 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated:	August 4, 2015	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated:	August 4, 2015	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)