Form 10-Q
period 2015-09-30
Fox Chase Bancorp Inc
filed 2015-11-03
CIK 1485176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 _______________________________________________________________
FORM 10-Q

__________________________________________________

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes  ☐    No  ☒

As of October 31, 2015, there were 11,591,401 shares of the registrant’s common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
FOX CHASE BANCORP, INC.
Consolidated Statements of Condition
(In Thousands, Except Share Data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$322	$2,763
Interest-earning demand deposits in other banks	6,889	14,450
Total cash and cash equivalents	7,211	17,213
Investment securities available-for-sale	138,756	134,037
Investment securities held-to-maturity (fair value of $157,665 at September 30, 2015 and $170,854 at December 31, 2014)	156,099	170,172
Loans, net of allowance for loan losses of $10,623 at September 30, 2015 and $10,730 at December 31, 2014	739,489	724,326
Federal Home Loan Bank stock, at cost	4,986	6,015
Bank-owned life insurance	25,471	15,027
Premises and equipment, net	9,157	9,418
Assets acquired through foreclosure	2,815	2,814
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,174	3,147
Mortgage servicing rights, net	98	111
Deferred tax asset, net	4,451	4,561
Other assets	5,470	6,155
Total Assets	$1,098,797	$1,094,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$717,702	$711,909
Short-term borrowings	60,000	50,000
Federal Home Loan Bank advances	110,000	120,000
Other borrowed funds	30,000	30,000
Advances from borrowers for taxes and insurance	1,025	1,447
Accrued interest payable	310	311
Accrued expenses and other liabilities	3,758	5,038
Total Liabilities	922,795	918,705

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at September 30, 2015 and December 31, 2014)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 11,591,401 shares outstanding at September 30, 2015 and 11,802,791 shares outstanding at December 31, 2014)	147	147
Additional paid-in capital	140,805	139,177
Treasury stock, at cost (3,141,201 shares at September 30, 2015 and 2,852,572 shares at December 31, 2014)	(44,468)	(39,698)
Common stock acquired by benefit plans	(6,878)	(8,056)
Retained earnings	86,012	84,225
Accumulated other comprehensive income, net	384	116
Total Stockholders’ Equity	176,002	175,911
Total Liabilities and Stockholders’ Equity	$1,098,797	$1,094,616

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$8,243	$8,375	$24,773	$24,615
Interest and dividends on investment securities	1,659	1,777	5,337	5,672
Other interest income	4	1	10	2
Total Interest Income	9,906	10,153	30,120	30,289
INTEREST EXPENSE
Deposits	745	760	2,188	2,455
Short-term borrowings	25	45	79	100
Federal Home Loan Bank advances	568	577	1,630	1,723
Other borrowed funds	167	253	497	751
Total Interest Expense	1,505	1,635	4,394	5,029
Net Interest Income	8,401	8,518	25,726	25,260
(Credit) provision for loan losses	(300)	1,493	(1,095)	1,593
Net Interest Income after (Credit) Provision for Loan Losses	8,701	7,025	26,821	23,667
NONINTEREST INCOME
Service charges and other fee income	377	416	1,200	1,192
Net gain (loss) on sale of assets acquired through foreclosure	1	(15)	(14)	(136)
Income on bank-owned life insurance	202	121	444	358
Equity in earnings of affiliate	74	91	225	125
Other	67	29	133	76
Total Noninterest Income	721	642	1,988	1,615
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,836	3,510	11,498	10,670
Occupancy expense	391	407	1,288	1,321
Furniture and equipment expense	81	93	263	300
Data processing costs	676	384	1,751	1,146
Professional fees	370	271	1,147	1,086
Marketing expense	35	54	133	156
FDIC premiums	124	136	384	451
Assets acquired through foreclosure expense	131	10	223	403
Other	414	333	1,159	1,077
Total Noninterest Expense	6,058	5,198	17,846	16,610
Income Before Income Taxes	3,364	2,469	10,963	8,672
Income tax provision	1,036	653	3,200	2,585
Net Income	$2,328	$1,816	$7,763	$6,087
Earnings per share:
Basic	$0.21	$0.16	$0.71	$0.54
Diluted	$0.21	$0.16	$0.69	$0.53

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$2,328	$1,816	$7,763	$6,087
Other comprehensive income (loss):

Unrealized holding gains (losses) on investment securities	675	(320)	253	6,160
Tax effect	(230)	109	(81)	(2,174)
Net of tax amount	445	(211)	172	3,986

Accretion of unrealized loss on securities reclassified to held-to-maturity	59	16	151	16
Tax effect	(21)	(6)	(55)	(6)
Net of tax amount	38	10	96	10

Other comprehensive income (loss)	483	(201)	268	3,996
Comprehensive income	$2,811	$1,615	$8,031	$10,083

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Changes in Equity
Nine Months Ended September 30, 2015 and 2014
(In Thousands Except Share Data, Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Equity
BALANCE - DECEMBER 31, 2013	$146	$137,593	$(33,436)	$(9,272)	$82,885	$(4,449)	$173,467
Purchase of treasury stock (116,600 shares)	—	—	(1,902)	—	—	—	(1,902)
Stock based compensation expense	—	894	—	—	—	—	894
ESOP shares allocated to employees	—	353	—	468	—	—	821
Issuance of stock for vested equity awards	—	(651)	—	589	62	—	—
Common stock issued for exercise of vested stock options	1	391	—	—	—	—	392
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	83	—	—	—	—	83
Dividends paid ($0.48 per share)	—	—	—	—	(5,553)	—	(5,553)
Net income	—	—	—	—	6,087	—	6,087
Other comprehensive income	—	—	—	—	—	3,996	3,996
BALANCE - SEPTEMBER 30, 2014	$147	$138,663	$(35,338)	$(8,215)	$83,481	$(453)	$178,285

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Equity

BALANCE - DECEMBER 31, 2014	$147	$139,177	$(39,698)	$(8,056)	$84,225	$116	$175,911
Purchase of treasury stock (288,629 shares)	—	—	(4,770)	—	—	—	(4,770)
Stock based compensation expense	—	1,042	—	—	—	—	1,042
ESOP shares allocated to employees	—	350	—	468	—	—	818
Issuance of stock for vested equity awards	—	(784)	—	710	74	—	—
Common stock issued for exercise of vested stock options	—	932	—	—	—	—	932
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	88	—	—	—	—	88
Dividends paid ($0.54 per share)	—	—	—	—	(6,050)	—	(6,050)
Net income	—	—	—	—	7,763	—	7,763
Other comprehensive income	—	—	—	—	—	268	268
BALANCE - SEPTEMBER 30, 2015	$147	$140,805	$(44,468)	$(6,878)	$86,012	$384	$176,002

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$7,763	$6,087
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(1,095)	1,593
Valuation adjustment for assets acquired through foreclosure	137	282
Depreciation	479	533
Net amortization of securities premiums and discounts	1,295	1,430
Deferred income tax (benefit) expense	(25)	1,992
Stock compensation from benefit plans	1,860	1,715
Net loss on sale of assets acquired through foreclosure	14	136
Income on bank-owned life insurance	(444)	(358)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(88)	(83)
Decrease in mortgage servicing rights, net	13	26
Decrease in accrued interest receivable and other assets	1,105	303
Decrease in accrued interest payable, accrued expenses and other liabilities	(1,227)	(737)
Net Cash Provided by Operating Activities	9,787	12,919
Cash Flows from Investing Activities
Equity investment in unconsolidated entity	90	90
Investment securities - available-for-sale:
Purchases	(28,455)	(2,830)
Proceeds from maturities, calls and principal repayments	23,397	28,303
Investment securities - held-to-maturity:
Purchases	(5,823)	(9,767)
Proceeds from maturities, calls and principal repayments	19,375	9,665
Net decrease in loans	14,165	16,876
Purchases of loans and loan participations	(29,083)	(9,371)
Net decrease (increase) in Federal Home Loan Bank stock	1,029	(1,339)
Purchase of bank-owned life insurance	(10,000)	—
Purchases of premises and equipment	(218)	(261)
Additions to assets acquired through foreclosure	(83)	(17)
Proceeds from sales and payments on assets acquired through foreclosure	246	4,504
Net Cash (Used in) Provided by Investing Activities	(15,360)	35,853
Cash Flows from Financing Activities
Net increase (decrease) in deposits	5,793	(9,987)
Decrease in advances from borrowers for taxes and insurance	(422)	(525)
Proceeds from Federal Home Loan Bank advances	20,000	—
Principal payments on Federal Home Loan Bank advances	(30,000)	(15,000)
Net increase (decrease) in short-term borrowings	10,000	(20,500)
Excess tax benefit from exercise of stock options and vesting of restricted stock	88	83
Proceeds from exercise of stock options	932	392
Purchase of treasury stock	(4,770)	(1,902)
Cash dividends paid	(6,050)	(5,553)
Net Cash Used in Financing Activities	(4,429)	(52,992)
Net Decrease in Cash and Cash Equivalents	(10,002)	(4,220)
Cash and Cash Equivalents – Beginning	17,213	11,947
Cash and Cash Equivalents – Ending	$7,211	$7,727
Supplemental Disclosure of Cash Flow Information
Interest paid	$4,395	$5,029
Income taxes paid	$3,035	$1,460
Transfers of loans to assets acquired through foreclosure	$315	$542
Net (recoveries) charge-offs	$(988)	$2,023

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

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 6, 2015.  These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

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

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands except per share data, Unaudited)
Net income	$2,328	$1,816	$7,763	$6,087

Weighted-average common shares outstanding (1)	11,581,257	12,075,448	11,661,023	12,110,185
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(448,395)	(513,441)	(464,495)	(529,544)
Shares purchased by trust	(213,953)	(274,123)	(235,200)	(289,261)
Weighted-average common shares used to calculate basic earnings per share	10,918,909	11,287,884	10,961,328	11,291,380
Dilutive effect of:
Restricted stock awards	32,370	42,294	40,489	50,477
Stock option awards	196,981	193,739	197,179	199,215
Weighted-average common shares used to calculate diluted earnings per share	11,148,260	11,523,917	11,198,996	11,541,072

Earnings per share - basic	$0.21	$0.16	$0.71	$0.54
Earnings per share - diluted	$0.21	$0.16	$0.69	$0.53

Outstanding common stock equivalents which are anti-dilutive	485,060	293,500	485,960	293,500

(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$301	$3	$—	$304
Corporate securities	17,641	35	(30)	17,646
Agency residential mortgage related securities	118,807	2,147	(148)	120,806
Total available-for-sale securities	$136,749	$2,185	$(178)	$138,756

Held-to-Maturity Securities:
Corporate securities	$1,776	$—	$(5)	$1,771
Private label residential mortgage related securities	2,652	1	—	2,653
Agency residential mortgage related securities	151,671	1,766	(196)	153,241
Total held-to-maturity securities	$156,099	$1,767	$(201)	$157,665

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$300	$2	$—	$302
Corporate securities	8,053	33	—	8,086
Agency residential mortgage related securities	123,929	2,392	(672)	125,649
Total available-for-sale securities	$132,282	$2,427	$(672)	$134,037

Held-to-Maturity Securities:
Private label residential mortgage related securities	$2,979	$6	$—	$2,985
Agency residential mortgage related securities	167,193	1,239	(563)	167,869
Total held-to-maturity securities	$170,172	$1,245	$(563)	$170,854

Obligations of U.S. government agencies represents debt issued by the Federal Home Loan Bank (the "FHLB") and are not backed by the full faith and credit of the United States government.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands, Unaudited)
Available-for-Sale Securities:
Corporate securities	12,062	(30)	—	—	12,062	(30)
Agency residential mortgage related securities	$23,424	$(75)	$8,306	$(73)	$31,730	$(148)
Total available-for-sale securities	$35,486	$(105)	$8,306	$(73)	$43,792	$(178)
Held-to-Maturity Securities:
Corporate securities	1,771	(5)	—	—	1,771	(5)
Agency residential mortgage related securities	$7,726	$(34)	$10,258	$(162)	$17,984	$(196)
Total held-to-maturity securities	$9,497	$(39)	$10,258	$(162)	$19,755	$(201)
Total temporarily impaired securities	$44,983	$(144)	$18,564	$(235)	$63,547	$(379)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Agency residential mortgage related securities	$8,229	$(15)	$64,502	$(657)	$72,731	$(672)
Total available-for-sale securities	$8,229	$(15)	$64,502	$(657)	$72,731	$(672)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$25,660	$(110)	$27,182	$(453)	$52,842	$(563)
Total held-to-maturity securities	$25,660	$(110)	$27,182	$(453)	$52,842	$(563)
Total temporarily impaired securities	$33,889	$(125)	$91,684	$(1,110)	$125,573	$(1,235)

During the three and nine month periods ended September 30, 2015 and 2014, no securities were sold. There were no net investment securities gains or losses in the consolidated statement of operations for the three and nine month periods ended September 30, 2015 or 2014.

The Company evaluates a variety of factors when concluding whether a security is other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the security, the underlying rating of the issuer, the presence of credit enhancements, the length of time a security has been in a loss position and the severity of the loss.

At September 30, 2015, gross unrealized losses totaled $379,000.  Ten agency residential mortgage related securities, with a fair value of $18.6 million, had an unrealized loss position of $235,000 for twelve months or longer as of September 30, 2015.  Additionally, 18 agency residential mortgage related securities, with a fair value of $31.2 million and an unrealized loss position of $109,000 and six corporate securities, with a fair value of $13.8 million and unrealized loss position of $35,000, had unrealized loss positions for less than twelve months as of September 30, 2015. The fair value of these 34 securities primarily fluctuates with changes in market conditions for the underlying securities and changes in the interest rate environment. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that it will be required to sell these securities before a recovery of fair value, which may be maturity.  Upon review of the attributes of the individual securities, the Company concluded these securities were not other-than-temporarily impaired.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

At September 30, 2015, the amortized cost of held-to-maturity investments consisted of the following (in thousands):

	Original Cost	Unrealized Loss at Transfer	Post-transfer Accretion	Amortized Cost
Securities transferred from available-for-sale	$85,784	$(1,625)	$(211)	$83,948
Other held-to-maturity securities	72,151	—	—	72,151
Total	$157,935	$(1,625)	$(211)	$156,099

As of September 30, 2015, the Company held one private label residential mortgage related security ("PLMBS") with an amortized cost of $2.7 million. This security had an unrealized gain of $1,000 at September 30, 2015. As of December 31, 2014, the Company held this same PLMBS at an amortized cost of $3.0 million and this security had an unrealized gain of $6,000 at December 31, 2014.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2015 and December 31, 2014 by contractual maturity are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
September 30, 2015 (Unaudited)
Due in one year or less	$2,525	$2,542	$—	$—
Due after one year through five years	15,417	15,408	1,776	1,771
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	118,807	120,806	154,323	155,894
	$136,749	$138,756	$156,099	$157,665

December 31, 2014
Due in one year or less	$5,803	$5,818	$—	$—
Due after one year through five years	2,550	2,570	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	123,929	125,649	170,172	170,854
	$132,282	$134,037	$170,172	$170,854

Securities with a fair value of $40.6 million and $37.0 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits.

Securities with a fair value of $165.8 million and $169.7 million at September 30, 2015 and December 31, 2014, respectively, were used to secure FHLB advances, short-term borrowings, other borrowed funds and related unused borrowing capacities.  See Note 6.

Securities with a fair value of $931,000 and $1.1 million at September 30, 2015 and December 31, 2014, respectively, were used to secure derivative transactions. See Note 4.

NOTE 3 - LOANS

The composition of net loans at September 30, 2015 and December 31, 2014 is provided below:

	September 30, 2015	December 31, 2014
	(In thousands)
	(Unaudited)
Real estate loans:
One- to four-family	$95,682	$108,208
Multi-family and commercial	404,007	388,821
Construction	39,693	39,541
	539,382	536,570
Consumer loans	15,550	19,599
Commercial and industrial loans	195,427	179,181
Total loans	750,359	735,350
Deferred loan origination fees, net	(247)	(294)
Allowance for loan losses	(10,623)	(10,730)
Net loans	$739,489	$724,326

The following tables present changes in the allowance for loan losses by loan segment for the nine months ended September 30, 2015 and the nine months ended September 30, 2014.

	Nine Months Ended September 30, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Balance, beginning	$405	$5,990	$1,038	$184	$2,753	$360	$10,730
Provision (credit) for loan losses	144	107	(664)	(825)	37	106	(1,095)
Loans charged off	(174)	(16)	—	—	—	—	(190)
Recoveries	—	63	295	815	5	—	1,178
Balance, ending	$375	$6,144	$669	$174	$2,795	$466	$10,623

	Nine Months Ended September 30, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Balance, beginning	$403	$7,141	$324	$153	$3,051	$457	$11,529
(Credit) provision for loan losses	(209)	(76)	284	(21)	1,590	25	1,593
Loans charged off	(3)	(102)	—	(6)	(1,986)	—	(2,097)
Recoveries	29	12	—	33	—	—	74
Balance, ending	$220	$6,975	$608	$159	$2,655	$482	$11,099

NOTE 3 - LOANS (CONTINUED)

The following tables provide details of loans, and associated allowance for loan losses, which are individually or collectively evaluated for impairment as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Allowance for Loan Losses:
Balance, ending: individually evaluated for impairment	$3	$537	$126	$38	$54	$—	$758
Balance, ending: collectively evaluated for impairment	372	5,607	543	136	2,741	466	9,865
Total	$375	$6,144	$669	$174	$2,795	$466	$10,623

Total Loans:
Balance, ending: individually evaluated for impairment	$2,411	$7,139	$3,393	$122	$730	$—	$13,795
Balance, ending: collectively evaluated for impairment	93,271	396,868	36,300	15,428	194,697	—	736,564
Total	$95,682	$404,007	$39,693	$15,550	$195,427	$—	$750,359

	As of December 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance, ending: individually evaluated for impairment	$11	$401	$114	$26	$—	$—	$552
Balance, ending: collectively evaluated for impairment	394	5,589	924	158	2,753	360	10,178
Total	$405	$5,990	$1,038	$184	$2,753	$360	$10,730

Total Loans:
Balance, ending: individually evaluated for impairment	$2,629	$5,849	$2,723	$256	$75	$—	$11,532
Balance, ending: collectively evaluated for impairment	105,579	382,972	36,818	19,343	179,106	—	723,818
Total	$108,208	$388,821	$39,541	$19,599	$179,181	$—	$735,350

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the breakdown of impaired loans by loan segment as of September 30, 2015 and December 31, 2014.

September 30, 2015
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$1,530	$881	$—	$2,411	$210	$2,201
Multi-family and commercial	1,076	1,685	4,378	7,139	6,368	771
Construction	—	3,393	—	3,393	3,393	—
Consumer loans	110	12	—	122	46	76
Commercial and industrial	730	—	—	730	730	—
Total	$3,446	$5,971	$4,378	$13,795	$10,747	$3,048

December 31, 2014
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$1,741	$888	$—	$2,629	$137	$2,492
Multi-family and commercial	1,395	—	4,454	5,849	4,502	1,347
Construction	—	2,723	—	2,723	2,723	—
Consumer loans	243	13	—	256	82	174
Commercial and industrial	75	—	—	75	—	75
Total	$3,454	$3,624	$4,454	$11,532	$7,444	$4,088

There were no loans past due 90 days or more and still accruing interest at September 30, 2015 or December 31, 2014.

For the nine months ended September 30, 2015 and 2014, the average recorded investment in impaired loans was $13.9 million and $13.5 million, respectively.  The interest income recognized on these impaired loans was $631,000 and $384,000 for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, two troubled debt restructurings ("TDRs") totaling $1.1 million are excluded from the accruing TDR column above as they are included in nonaccrual loans.  Of this amount, $1.0 million relates to one multi-family and commercial real estate loan and $93,000 relates to one residential loan.

At December 31, 2014, four TDRs totaling $1.4 million are excluded from the accruing TDR column as they are included in nonaccrual loans. Of this amount, $1.1 million relates to one multi-family and commercial real estate loan and $336,000 relates to three residential loans.

NOTE 3 - LOANS (CONTINUED)

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of September 30, 2015 and December 31, 2014.

September 30, 2015	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$3	$—	$—	$3	$372	$375
Multi-family and commercial	113	45	379	537	5,607	6,144
Construction	—	126	—	126	543	669
Consumer loans	38	—	—	38	136	174
Commercial and industrial	54	—	—	54	2,741	2,795
Unallocated	—	—	—	—	466	466
Total allowance for loan losses	$208	$171	$379	$758	$9,865	$10,623

December 31, 2014	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$11	$—	$—	$11	$394	$405
Multi-family and commercial	10	—	391	401	5,589	5,990
Construction	—	114	—	114	924	1,038
Consumer loans	26	—	—	26	158	184
Commercial and industrial	—	—	—	—	2,753	2,753
Unallocated	—	—	—	—	360	360
Total allowance for loan losses	$47	$114	$391	$552	$10,178	$10,730

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
The following table sets forth a summary of the TDR activity for the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Restructured Current Period				Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
	(Dollars in thousands, Unaudited)				(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	—	$—	$—		—	$—	$—
Multi-family and commercial	—	—	—		1	914	914	Delayed Repayment
Construction	—	—	—		—	—	—
Consumer loans	—	—	—		—	—	—
Commercial and industrial	—	—	—		1	771	771	Delayed Repayment
Total	—	$—	$—		2	$1,685	$1,685

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Restructured Current Period				Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
	(Dollars in thousands, Unaudited)				(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	—	$—	$—		1	$245	$245	Principal reduction
Multi-family and commercial	—	—	—		1	1,640	1,540	Principal reduction
Construction	—	—	—		—	—	—
Consumer loans	—	—	—		—	—	—
Commercial and industrial	—	—	—		—	—	—
Total	—	$—	$—		2	$1,885	$1,785
During the three and nine months ended September 30, 2015 and 2014, no TDRs defaulted that were restructured in the prior twelve months.

At September 30, 2015, the recorded investment of residential and consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings are in process, totaled $365,000.  At September 30, 2015, there were five foreclosed residential real estate properties, which were carried at $315,000.

NOTE 3 - LOANS (CONTINUED)

The following table sets forth past due loans by segment as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
	(Unaudited)
One- to four-family real estate	$122	$15	$—	$145
Multi-family and commercial real estate	350	92	—	—
Construction	—	—	—	—
Consumer	69	72	113	—
Commercial and industrial	—	—	—	—
Total	$541	$179	$113	$145

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

The following tables set forth criticized and classified loans by segment as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands, Unaudited)
Pass and Pass watch	$94,152	$388,682	$36,276	$15,440	$191,080	$725,630
Special mention	—	13,898	—	—	2,498	16,396
Substandard	1,530	1,427	3,417	110	1,849	8,333
Doubtful	—	—	—	—	—	—
Total loans	$95,682	$404,007	$39,693	$15,550	$195,427	$750,359

	December 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$106,467	$376,134	$36,229	$19,357	$174,143	$712,330
Special mention	—	8,406	2,723	—	3,012	14,141
Substandard	1,741	4,281	589	242	2,026	8,879
Doubtful	—	—	—	—	—	—
Total loans	$108,208	$388,821	$39,541	$19,599	$179,181	$735,350

NOTE 4 - DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered into an interest rate swap with a current notional amount of $735,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%.  The Company is receiving variable rate payments of 1-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $107,000 and $116,000 at September 30, 2015 and December 31, 2014, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging."  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

On October 12, 2011, the Company entered into an interest rate swap with a current notional amount of $1.5 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%.  The Company is receiving variable rate payments of 1-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $77,000 and $46,000 at September 30, 2015 and December 31, 2014, respectively.  The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations. Hedge ineffectiveness resulted in expense of $3,000 and $2,000 for the three months ended September 30, 2015 and September 30, 2014, respectively.  Hedge ineffectiveness resulted in expense of $2,000 and $12,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

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

At September 30, 2015, there were four variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $12.3 million, and remaining maturities ranging from four to seven years.  At December 31, 2014, there were four variable-rate to fixed-rate interest swap transactions between the third-party financial institution and our customers with a notional amount of $12.6 million, and remaining maturities ranging from five to eight years.  The fair value of the swaps to the customers was a (liability) asset of ($195,000) and $91,000 as of September 30, 2015 and December 31, 2014, respectively, and all swaps were in paying positions to the third-party financial institution at September 30, 2015.  As of September 30, 2015 and December 31, 2014, the fair value of the Company’s interest rate swap credit derivatives was a liability of $8,000 and $10,000, respectively.  During the three months ended September 30, 2015 and 2014, the Company recognized expense of $3,000 and $1,000, respectively, from interest rate swap credit derivatives. During the nine months ended September 30, 2015 and 2014, the Company recognized income (expense) of $3,000 and ($2,000), respectively, from interest rate swap credit derivatives.

At September 30, 2015, there were four foreign currency swap transactions between the third-party financial institution and our customers with a notional amount of $1.2 million, and remaining maturities ranging from one to three months.  At December 31, 2014, there were six foreign currency swap transactions between the third-party financial institution and our customers with a notional amount of $366,000 and remaining maturities ranging from one to four months.  The aggregate fair value of these swaps to the customers was a liability of $4,000 and $44,000 as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, the fair value of the Company’s credit derivatives was a liability of $2,000. During the three months ended September 30, 2015 and 2014, the Company recognized income of $1,000 and $2,000, respectively, from foreign currency swap credit derivatives. During the nine months ended September 30, 2015 and 2014, the Company recognized income of $3,000 and $4,000, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015		December 31, 2014
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
	(Unaudited)
Noninterest-bearing demand accounts	—%	$137,382	—%	$168,791
NOW accounts	0.21	89,018	0.21	82,417
Money market accounts	0.22	79,057	0.22	73,802
Savings and club accounts	0.38	128,973	0.37	129,893
Brokered deposits	0.76	78,460	0.73	70,817
Certificates of deposit	0.83	204,812	0.87	186,189
	0.44%	$717,702	0.42%	$711,909

NOTE 6 - BORROWINGS

FHLB Advances

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
	(In thousands, Unaudited)
March 2016	10,000	0.60%	Not Applicable	Not Applicable
March 2016	10,000	0.62	Not Applicable	Not Applicable
September 2016	5,000	0.75	Not Applicable	Not Applicable
September 2016	10,000	1.04	Not Applicable	Not Applicable
June 2017	5,000	0.94	Not Applicable	Not Applicable
July 2017	10,000	0.92	Not Applicable	Not Applicable
November 2017	15,000	3.62	November 2015	3-month LIBOR + 0.10%
November 2017	15,000	3.87	November 2015	3-month LIBOR + 0.10%
December 2017	20,000	2.83	December 2015	3-month LIBOR + 0.11%
July 2018	10,000	1.32	Not Applicable	Not Applicable
	$110,000	2.02%

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

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $470.4 million at September 30, 2015.  As of September 30, 2015, the Bank had qualifying collateral pledged against its advances consisting of loans in the amount of $587.4 million and securities in the amount of $68.8 million. Additionally, as of September 30, 2015, the Bank had a maximum borrowing capacity of $61.4 million with the Federal Reserve Bank of Philadelphia through the Discount Window. This borrowing capacity was generated by pledged securities with a fair value of $62.3 million.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of FHLB of Pittsburgh capital stock. The FHLB stock holding requirement is based on a percentage of the Bank's borrowings and a percentage of the Bank's "eligible assets" as defined by the FHLB. Percentages of borrowings and "eligible assets" used to determine the stock holding requirement are set by the FHLB from a defined range. Maximum percentages are 6.00% of its advances plus 1.00% of the Bank’s "eligible assets." Minimum percentages are 2.00% of its advances plus 0.05% of "eligible assets."  Current percentages are 4.00% of advances plus 0.10% of "eligible assets."  As of September 30, 2015, the Company had a minimum stock obligation of $2.5 million and a maximum stock obligation of $12.5 million.  The Company held $5.0 million in FHLB stock at that date.

NOTE 6 - BORROWINGS (CONTINUED)

Other Borrowed Funds

Other borrowed funds obtained from other commercial banks under security repurchase agreements totaled $30.0 million at September 30, 2015.  These borrowings contractually mature with dates ranging from October 2018 through November 2020. As disclosed in the table below, one of the borrowings may be called by the lender based on the underlying agreement.  Accordingly, the contractual maturity below may differ from actual maturity.

			Next Call Date	Subsequent Call Frequency
Maturity Date	Amount	Coupon Rate
	(In thousands, Unaudited)
October 2018	$5,000	3.15%	October 2015	Quarterly
December 2018	5,000	1-month LIBOR + 2.03%	Not Applicable	Not Applicable
September 2019	10,000	1-month LIBOR + 1.89%	Not Applicable	Not Applicable
September 2020	5,000	1-month LIBOR + 1.56%	Not Applicable	Not Applicable
November 2020	5,000	1-month LIBOR + 1.58%	Not Applicable	Not Applicable
	$30,000

Mortgage backed securities with a fair value of $34.7 million at September 30, 2015 were used to secure these other borrowed funds. Changes in the fair value of pledged collateral may require the Company to pledge additional securities.

Short-term Borrowings

Short-term borrowings consist of overnight borrowings plus term borrowings with an original maturity of less than one year. Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB. As of September 30, 2015, the Company had $60.0 million of short-term overnight borrowings with a weighted average rate of 0.36%.  As of December 31, 2014, the Company had $50.0 million of short-term borrowings consisting of $35.0 million of overnight borrowings and $15.0 million of short-term borrowings with weighted average rates of 0.31% and 0.33%, respectively.

NOTE 7 - STOCK BASED COMPENSATION

During the nine months ended September 30, 2015, the Company recorded $1.0 million of stock based compensation expense comprised of stock option expense of $348,000 and restricted stock expense of $694,000. This compares to $894,000 of stock based compensation expense for the nine months ended September 30, 2014 comprised of stock option expense of $328,000 and restricted stock expense of $566,000.
The following is a summary of the Bancorp’s stock option activity and related information for the nine months ended September 30, 2015.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Unaudited)
Outstanding at December 31, 2014	1,100,520	$12.96	5.3 years	$4,172,000
Granted	130,500	16.99
Exercised	(77,239)	12.08
Forfeited/Cancelled	(19,800)	15.35
Outstanding at September 30, 2015	1,133,981	$13.44	5.2 years	$4,441,000
Exercisable at September 30, 2015	765,479	$12.13	3.8 years	$4,006,000

NOTE 7 - STOCK BASED COMPENSATION (CONTINUED)

The fair value of the options granted during the nine months ended September 30, 2015 was estimated to be $2.24 - $3.24.  The fair value was based on the following assumptions:

Expected Dividend Yield			4.00%
Expected Volatility	22.45%	-	29.86%
Risk-Free Interest Rate	1.65%	-	1.74%
Expected Option Life in Years			6.5

The following is a summary of the Bancorp’s unvested options as of September 30, 2015 and the changes therein during the nine months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2014	369,503	$3.90
Granted	130,500	3.21
Vested	(111,701)	3.82
Forfeited / Cancelled	(19,800)	3.84
Unvested at September 30, 2015	368,502	$3.68

Expected future expense relating to the 368,502 non-vested options outstanding as of September 30, 2015 is $1.1 million over a weighted average period of 3.0 years.

The following is a summary of the status of the Bancorp’s restricted stock as of September 30, 2015 and changes therein during the nine months then ended.

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2014	188,622	$15.36
Granted	51,755	16.31
Vested	(55,724)	14.07
Forfeited / Cancelled	(7,150)	15.51
Unvested at September 30, 2015	177,503	$16.03

Expected future compensation expense relating to the 177,503 restricted shares at September 30, 2015 is $2.2 million over a weighted average period of 2.9 years.

Performance-based restricted shares granted in 2012 and 2013, as discussed in the following paragraph, vest over a five-year period based on service and achievement of performance metrics. The performance metrics to be evaluated during the performance period are (1) return on assets, actual and growth rate, compared to peer group and (2) earnings per share growth rate compared to peer group ("performance criteria"). Each performance metric has a 50% weight. On the third anniversary of the grant date ("measurement date"), the Company's level of performance relative to the performance metrics are evaluated and, if such performance metrics have been achieved, an amount of shares that will vest at that time and over the following two years will be determined. The number of shares eligible to vest is variable and can range from 0% to 150% of the shares identified on grant date (the "target shares"). Of the shares that will vest, 50% of the shares vest on the third anniversary of the date of grant and 25% vest on each of the fourth and fifth anniversaries of the date of grant.

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

During 2013, the Company granted 39,250 shares of performance-based restricted stock to certain executive officers of the Company. For the purposes of the above table, the Company is assuming 100% of the "target shares" will be awarded. More or less shares may actually be awarded based on the performance of the Company at the applicable measurement date, which is March 7, 2016.

During 2015, the Company granted 8,840 shares of performance-based restricted stock to certain executive officers of the Company. Performance-based restricted shares granted in 2015 utilize similar performance criteria and measurement date as outlined above for the 2012 and 2013 performance based grants. However, the 2015 awards vest 50% at measurement date and 50% on the fourth anniversary of the date of the grant. For the purposes of the above table, the Company is assuming 100% of the "target shares" will be awarded. More or less shares may actually be awarded based on the performance of the Company at the applicable measurement date, which is March 18, 2018.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate their fair value.

Investment Securities—Available-for-Sale and Held-to-Maturity

Fair values for investment securities are obtained from one external pricing service ("primary pricing service") as the provider of pricing on the investment portfolio on a quarterly basis.  We generally obtain one quote per investment security.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  If quoted market prices are not available for comparable securities, fair value is based on quoted bids for the security or comparable securities. The Company made no adjustments to the values obtained from the primary pricing service.

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

NOTE 8 - FAIR VALUE (CONTINUED)

The estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 were as follows:

		September 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:		(Unaudited)
Cash and cash equivalents	Level 1	$7,211	$7,211	$17,213	$17,213
Investment securities available-for-sale	Level 2	138,756	138,756	134,037	134,037
Investment securities held-to-maturity	Level 2	156,099	157,665	170,172	170,854
Loans receivable, net	Level 3	739,489	744,058	724,326	732,142
FHLB stock	NA	4,986	NA	6,015	NA
Accrued interest receivable	Level 2, 3	3,174	3,174	3,147	3,147
Mortgage servicing rights	Level 3	98	98	111	111
Financial liabilities:
Savings and club accounts	Level 2	128,973	128,973	129,893	129,893
Demand, NOW and money market deposits	Level 2	305,457	305,457	325,010	325,010
Brokered deposits	Level 2	78,460	78,497	70,817	70,600
Certificates of deposit	Level 2	204,812	204,955	186,189	186,154
Short-term borrowings	Level 2	60,000	60,000	50,000	50,000
FHLB advances	Level 2	110,000	112,794	120,000	123,189
Other borrowed funds	Level 2	30,000	31,918	30,000	32,017
Accrued interest payable	Level 2	310	310	311	311
Derivative contracts	Level 2, 3	193	193	174	174

The following financial instruments were classified as Level 3 and carried at fair value on a recurring basis as of September 30, 2015:

•
Two commercial loans, since lending credit risk is not an observable input for these loans (see interest rate swap discussion in Note 4).  The unrealized gain on the two loans was $172,000 at September 30, 2015 compared to $152,000 at December 31, 2014.

•
Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input.  The liability resulting from credit derivatives was $10,000 and $12,000 at September 30, 2015 and December 31, 2014, respectively.

NOTE 8 - FAIR VALUE (CONTINUED)

The following measures were made on a recurring basis as of September 30, 2015 and December 31, 2014.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$304	$—	$304	$—
Corporate securities	17,646	—	17,646	—
Agency residential mortgage related securities	120,806	—	120,806	—
Loans (1)	2,381	—	—	2,381
Derivative contracts (1)	(193)	—	(183)	(10)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$302	$—	$302	$—
Corporate securities	8,086	—	8,086	—
Agency residential mortgage related securities	125,649	—	125,649	—
Loans (1)	2,451	—	—	2,451
Derivative contracts (1)	(174)	—	(162)	(12)
(1)          Such financial instruments are recorded at fair value as further described in Note 4.

The following measures were made on a non-recurring basis as of September 30, 2015 and December 31, 2014:

Loans, which were partially charged off at September 30, 2015 and December 31, 2014.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

MSRs, the fair value of which was determined using a valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Other real estate owned, for which we used Level 3 inputs, which consist of appraisals, agreements of sale or letters of intent.

NOTE 8 - FAIR VALUE (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

	Balance	(Level 1)	(Level 2)	(Level 3)
September 30, 2015 (Unaudited)		(In thousands)
Loans	$1,240	$—	$—	$1,240
Mortgage servicing rights	98	—	—	98
Other real estate owned	2,815	—	—	2,815
Total	$4,153	$—	$—	$4,153

December 31, 2014
Loans	$1,654	$—	$—	$1,654
Mortgage servicing rights	111	—	—	111
Other real estate owned	2,814	—	—	2,814
Total	$4,579	$—	$—	$4,579

The following tables include a roll forward of the financial instruments which fair value is determined on a recurring basis using Significant Other Unobservable Inputs (Level 3) for the periods from December 31, 2014 to September 30, 2015 and December 31, 2013 to September 30, 2014.

Nine Months Ended September 30, 2015
	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2014	$—	$(12)	$—	$2,451	$2,439
Purchases/additions	—	(2)	—	—	(2)
Sales	—	—	—	—	—
Payments received	—	—	—	(89)	(89)
Premium amortization, net	—	—	—	—	—
Increase (decrease) in value	—	4	—	19	23
Ending balance, September 30, 2015	$—	$(10)	$—	$2,381	$2,371

Nine Months Ended September 30, 2014
	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands, Unaudited)
Beginning balance, December 31, 2013	$2,120	$(4)	$1,938	$2,535	$6,589
Purchases/additions	—	(12)	—	—	(12)
Sales	—	—	(1,938)	—	(1,938)
Payments received	(2,118)	—	—	(82)	(2,200)
Premium amortization, net	—	—	—	—	—
(Decrease) increase in value	(2)	2	—	6	6
Ending balance, September 30, 2014	$—	$(14)	$—	$2,459	$2,445

There were no transfers made between levels during the nine months ended September 30, 2015 or 2014.

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

ASU No. 2015-05 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this Update provide guidance to software customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change generally accepted accounting principles for a customer’s accounting for service contracts. The amendments in this update are effective for the Company for annual and interim periods beginning on or after January 1, 2016, however early adoption is permitted. The Company adopted this update effective with its issuance. Pursuant to the this guidance, agreements related to the change in our outsourced data processing systems during October 2015 are accounted for as service contracts.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets were $1.10 billion and $1.09 billion at September 30, 2015 and December 31, 2014, respectively.  Total loans were $739.5 million at September 30, 2015, an increase of $15.2 million, or 2.1%, from $724.3 million at December 31, 2014.  Total commercial loans increased $31.6 million, or 5.2%, primarily comprised of increases of $16.2 million in commercial and industrial loans and $15.2 million in multi-family and commercial real estate loans. The increase in multi-family and commercial real estate loans was driven by originations and fundings exceeding amortization and paydowns. The increase in commercial and industrial loans was driven by originations, fundings and purchases of syndicated loans exceeding amortization and paydowns. During the nine months ended September 30, 2015, one- to four-family residential mortgage loans decreased $12.5 million and consumer loans decreased $4.0 million due to normal amortization exceeding new loans originated.

Investment securities available-for-sale increased $4.7 million from $134.0 million at December 31, 2014 to $138.8 million at September 30, 2015 due to purchases, including corporate bonds of $15.1 million, exceeding paydowns and maturities during the nine months ended September 30, 2015. Investment securities held-to-maturity decreased $14.1 million to $156.1 million at September 30, 2015 compared to $170.2 million at December 31, 2014 due to paydowns exceeding purchases during the nine months ended September 30, 2015.

Deposits increased $5.8 million, or 0.8%, from $711.9 million at December 31, 2014 to $717.7 million at September 30, 2015.  During the nine months ended September 30, 2015, non-brokered certificates of deposit increased $18.6 million, brokered deposits increased $7.6 million, NOW accounts increased $6.6 million and money market accounts increased $5.3 million. Offsetting these increases were decreases in noninterest-bearing demand accounts of $31.4 million and savings and club accounts of $920,000. The increases in non-brokered certificates of deposit and money market accounts and were primarily due to deposits obtained from certain municipal customers. The increase in brokered deposits reflects 2015 originations exceeding maturities. The decrease in noninterest-bearing demand accounts was driven by seasonality within our commercial deposit portfolio.

Short-term borrowings increased $10.0 million, or 20.0%, from $50.0 million at December 31, 2014 to $60.0 million at September 30, 2015. Federal Home Loan Bank advances decreased $10.0 million, or 8.3%, from $120.0 million at December 31, 2014 to $110.0 million at September 30, 2015.

Stockholders’ equity increased $91,000 to $176.0 million at September 30, 2015 compared to $175.9 million at December 31, 2014 primarily due to net income of $7.8 million and stock based compensation activity (which includes proceeds received from the exercise of stock options) of $2.9 million, offset by dividends paid of $6.1 million, common stock repurchased of $4.8 million and other comprehensive income of $268,000 during the nine months ended September 30, 2015.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2015 and 2014

General. Net income increased $512,000, or 28.2%, to $2.3 million for the three months ended September 30, 2015, compared to $1.8 million for the three months ended September 30, 2014.  The increase in net income was due to a decrease in the provision for loan losses of $1.8 million, an increase in noninterest income of $79,000, offset by increases in noninterest expense of $860,000 and income tax provision of $383,000 and a decrease in net interest income of $117,000. During the three months ended September 30, 2015, the Company incurred $502,000 in one-time costs associated with changing our outsourced data processing systems, of which $251,000 was included in data processing costs, $150,000 was included in professional fees, $36,000 was included in salaries, benefits and other compensation and $65,000 was included in other non-interest expense.

Net income increased $1.7 million, or 27.5%, to $7.8 million for the nine months ended September 30, 2015, compared to $6.1 million for the nine months ended September 30, 2014.  The increase in net income was due to a decrease in the provision for loan losses of $2.7 million and increases in net interest income of $466,000 and noninterest income of $373,000, offset by increases in noninterest expense of $1.2 million and income tax provision of $615,000. During the nine months ended September 30, 2015, the Company incurred $979,000 in one-time costs associated with changing our outsourced data processing systems, of which $498,000 was included in data processing costs, $296,000 was included in professional fees, $106,000 was included in salaries, benefits and other compensation and $79,000 was included in other non-interest expense.

Net Interest Income.  Net interest income decreased $117,000, or 1.4%, to $8.4 million for the three months ended September 30, 2015 compared to $8.5 million for the same period in 2014, due to a decrease in total interest income of $247,000, offset by a decrease in total interest expense of $130,000. The decrease in total interest income was primarily due to a reduction in yield on interest-earning assets from 3.85% to 3.79% and a $7.7 million decrease in the average balance of interest-earning assets. The yield on total loans decreased from 4.56% to 4.45%, primarily due to lower yields on commercial loan originations. The yield on investment securities decreased from 2.21% to 2.18%, primarily due to new purchases having lower yields in comparison to existing securities which continue to amortize. The decrease in the average balance of interest-earning assets was primarily due to a decrease in investment securities of $17.8 million, offset by a $5.5 million increase in total loans.  The decrease in total interest expense was primarily due to a $37.9 million decrease in the average balance of interest-bearing liabilities from $780.8 million to $743.0 million and a decrease in the cost of interest-bearing liabilities from 0.83% to 0.80%.  The decrease in the average balance of interest-bearing liabilities was primarily driven by a $57.8 million decrease in borrowings, offset by a $20.0 million increase in the average balance of interest-bearing deposits and a $44.6 million increase in noninterest-bearing deposits. The decrease in the average cost of interest-bearing liabilities was primarily due to a decrease in the average cost of certificates of deposit from 0.95% to 0.78%, offset by increased cost of borrowings from 1.52% to 1.76%.  The decrease in the average cost of certificates of deposit reflects the continued low interest rate environment combined with maturities of higher rate certificates of deposit. The increase in the average cost of borrowings was due to the maturity of certain shorter-term borrowings, which had lower costs, offset by the benefits realized from the the modification of four non-callable fixed rate borrowings totaling $25.0 million during the three months ended March 31, 2015. Prior to the modification, the borrowings had a weighted average fixed rate of 3.33%. Subsequent to the modification, the borrowings have a weighted average variable rate of 1-month LIBOR plus 1.79%.

Net interest income increased $466,000, or 1.8%, to $25.7 million for the nine months ended September 30, 2015 compared to $25.3 million for the same period in 2014, due to a decrease in total interest expense of $635,000, offset by a decrease in total interest income of $169,000. The decrease in total interest expense was primarily due to a $43.3 million decrease in the average balance of interest-bearing liabilities from $783.8 million to $740.5 million and a decrease in the cost of interest-bearing liabilities from 0.86% to 0.79%.  The decrease in the average balance of interest-bearing liabilities was primarily driven by a $49.4 million decrease in the average balance of borrowings. This decrease was offset by a $52.2 million increase in the average balance of noninterest-bearing deposits. The decrease in the average cost of interest-bearing liabilities was due to a decrease in the average cost of certificates of deposit from 1.08% to 0.78%, offset by an increase in the cost of borrowings from 1.55% to 1.71%.  The decrease in the average cost of certificates of deposit reflects the continued low interest rate environment combined with maturities of higher rate certificates of deposit. The increase in the average cost of borrowings was primarily due to the maturity of certain shorter-term borrowings, which had lower costs, offset by the benefits realized from the modification of four non-callable fixed rate borrowings totaling $25.0 million during the three months ended March 31, 2015. Prior to the modification, the borrowings had a weighted average fixed rate of 3.33%. Subsequent to the modification, the borrowings have a weighted average variable rate of 1-month LIBOR plus 1.79%. The decrease in total interest income was primarily due to a decrease in yield on interest-earning assets from 3.87% to 3.83%, offset by a $5.3 million increase in the average balance of interest-earning assets. The yield on total loans decreased from 4.57% to 4.46%, primarily due to lower yields on commercial loan originations. The yield on investment securities increased from 2.29% to 2.31% due to a special dividend totaling $254,000 from the FHLB during the first quarter of 2015, offset by new purchases having lower yields in comparison to existing securities. The increase in the average balance of interest-earning assets was primarily due to a $22.7 million increase in total loans, offset by a decrease in investment securities of $21.9 million.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$10,586	$4	0.16%	$6,815	$1	0.06%	$10,807	$10	0.13%	$6,794	$2	0.05%
Investment securities
Available-for-sale	144,447	846	2.34%	217,934	1,284	2.36%	142,490	2,784	2.60%	246,436	4,426	2.39%
Held-to-maturity	159,939	813	2.03%	104,244	493	1.89%	165,849	2,553	2.05%	83,775	1,246	1.98%
Total investment securities	304,386	1,659	2.18%	322,178	1,777	2.21%	308,339	5,337	2.31%	330,211	5,672	2.29%
Loans:
Residential loans	97,710	1,155	4.73%	116,692	1,382	4.74%	102,351	3,563	4.64%	121,949	4,320	4.72%
Commercial loans	621,942	6,890	4.40%	593,847	6,754	4.51%	622,664	20,584	4.42%	577,010	19,542	4.53%
Consumer loans	16,220	198	4.87%	19,871	239	4.81%	17,609	626	4.74%	20,920	753	4.80%
Total Loans	735,872	8,243	4.45%	730,410	8,375	4.56%	742,624	24,773	4.46%	719,879	24,615	4.57%
Allowance for loan losses	(10,731)			(11,541)			(11,142)			(11,566)
Net loans	725,141	8,243		718,869	8,375		731,482	24,773		708,313	24,615
Total interest-earning assets	1,040,113	9,906	3.79%	1,047,862	10,153	3.85%	1,050,628	30,120	3.83%	1,045,318	30,289	3.87%
Noninterest-earning assets	51,792			41,403			45,631			44,496
Total assets	$1,091,905			$1,089,265			$1,096,259			$1,089,814
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$176,258	$98	0.22%	$182,448	$99	0.21%	$178,925	$298	0.22%	$184,542	$295	0.21%
Savings accounts	128,302	116	0.36%	107,633	54	0.20%	129,518	353	0.36%	107,415	159	0.20%
Brokered deposits	61,639	129	0.83%	64,037	131	0.81%	61,318	376	0.82%	61,286	321	0.70%
Certificates of deposit	205,829	402	0.78%	197,954	476	0.95%	198,367	1,161	0.78%	208,757	1,680	1.08%
Total interest-bearing deposits	572,028	745	0.52%	552,072	760	0.55%	568,128	2,188	0.51%	562,000	2,455	0.58%
Short-term borrowings	28,665	25	0.34%	54,590	45	0.32%	31,964	79	0.33%	43,758	100	0.30%
FHLB advances	112,258	568	2.01%	144,147	577	1.59%	110,430	1,630	1.97%	148,048	1,723	1.56%
Other borrowed funds	30,000	167	2.21%	30,000	253	3.34%	30,000	497	2.22%	30,000	751	3.35%
Total borrowings	170,923	760	1.76%	228,737	875	1.52%	172,394	2,206	1.71%	221,806	2,574	1.55%
Total interest-bearing liabilities	742,951	1,505	0.80%	780,809	1,635	0.83%	740,522	4,394	0.79%	783,806	5,029	0.86%
Noninterest-bearing deposits	168,357			123,709			173,989			121,770
Other noninterest-bearing liabilities	5,505			6,407			6,433			7,437
Total liabilities	916,813			910,925			920,944			913,013
Stockholders’ equity	175,047			178,984			174,934			178,382
Accumulated comprehensive income	45			(644)			381			(1,581)
Total stockholders' equity	175,092			178,340			175,315			176,801
Total liabilities and stockholders’ equity	$1,091,905			$1,089,265			$1,096,259			$1,089,814
Net interest income		$8,401			$8,518			$25,726			$25,260
Interest rate spread			2.99%			3.02%			3.04%			3.01%
Net interest margin			3.18%			3.20%			3.24%			3.19%
Average interest-earning assets to average interest-bearing liabilities			140.00%			134.20%			141.88%			133.36%

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

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Compared to			Compared to
	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest Income:	(In thousands)
Interest-earning demand deposits	$—	$3	$3	$6	$2	$8
Investment securities
Available-for-sale	(5)	(433)	(438)	225	(1,867)	(1,642)
Held-to-maturity	56	264	320	86	1,221	1,307
Total investment securities	51	(169)	(118)	311	(646)	(335)
Loans
Residential loans	(2)	(225)	(227)	(62)	(695)	(757)
Commercial loans	(183)	319	136	(504)	1,546	1,042
Consumer loans	2	(43)	(41)	(8)	(119)	(127)
Total loans	(183)	51	(132)	(574)	732	158
Total interest-earning assets	(132)	(115)	(247)	(257)	88	(169)

Interest Expense:
NOW and money market deposits	2	(3)	(1)	12	(9)	3
Savings accounts	51	11	62	161	33	194
Brokered deposits	3	(5)	(2)	55	—	55
Certificates of deposit	(93)	19	(74)	(435)	(84)	(519)
Total interest-bearing deposits	(37)	22	(15)	(207)	(60)	(267)

Short-term borrowings	2	(22)	(20)	6	(27)	(21)
FHLB advances	118	(127)	(9)	344	(437)	(93)
Other borrowed funds	(86)	—	(86)	(254)	—	(254)
Total borrowings	34	(149)	(115)	96	(464)	(368)
Total interest-bearing liabilities	(3)	(127)	(130)	(111)	(524)	(635)
Net change in net interest income	$(129)	$12	$(117)	$(146)	$612	$466

Provision for Loan Losses. The Company recorded a credit to the provision for loan losses of $300,000 and $1.1 million for the three and nine month periods ended September 30, 2015, respectively, compared to a provision for loan losses of $1.5 million and $1.6 million for the three and nine month periods ended September 30, 2014, respectively. The credits for loan losses for the three and nine months ended September 30, 2015 are primarily due to recoveries of $317,000 and $1.2 million, respectively, related to previously charged-off loans.

The following table provides information with respect to our nonperforming assets and impaired loans at the dates indicated.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)

Nonaccruing Loans:
One- to four-family real estate	$1,530	$1,741
Multi-family and commercial real estate	1,076	1,395
Construction	—	—
Consumer	110	243
Commercial and industrial	730	75
Total	3,446	3,454

Accruing Loans Past Due 90 Days or More:
Total	$—	$—

Nonperforming Loans	3,446	3,454

Assets Acquired Through Foreclosure	2,815	2,814
Total Nonperforming Assets	$6,261	$6,268

Total nonperforming loans to total loans	0.46%	0.47%
Total nonperforming assets to total assets	0.57	0.57

Impaired Loans:
Nonaccruing loans	$3,446	$3,454
Accruing troubled debt restructurings	5,971	3,624
Other impaired loans	4,378	4,454
Total impaired loans	$13,795	$11,532

At September 30, 2015, nonperforming assets were comprised of the following:

•	Two multi-family and commercial real estate loans, the largest of which is secured by rental properties located in the Greater Philadelphia Area.

•	One commercial and industrial loan relationship secured by the assets of a professional services firm in the greater Philadelphia area.

•	Six one- to four-family loans, the largest of which is secured by a single-family home located in Montgomery County, Pennsylvania.

•	Seven consumer loans, which are secured by second or third lien mortgage positions.

•	Assets acquired through foreclosure consisting of seven properties with a total carrying value of $2.8 million.

Noninterest Income.  The following table summarizes noninterest income for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Service charges and other fee income	$377	$416	$(39)	(9.4)%	$1,200	$1,192	$8	0.7%
Net gain (loss) on sale of assets acquired through foreclosure	1	(15)	16	106.7	(14)	(136)	122	89.7
Income on bank-owned life insurance	202	121	81	66.9	444	358	86	24.0
Equity in earnings of affiliate	74	91	(17)	(18.7)	225	125	100	80.0
Other	67	29	38	131.0	133	76	57	75.0
Total Noninterest Income	$721	$642	$79	12.3%	$1,988	$1,615	$373	23.1%

Noninterest income increased $79,000 from $642,000 for the three months ended September 30, 2014 to $721,000 for the same period in 2015. Income on bank-owned life insurance increased $81,000 due to the purchase of policies totaling $10.0 million during the quarter ended September 30, 2015. Other noninterest income increased $38,000 primarily due to increased revenue from our cash management product line. Service charges and other fee income decreased $39,000 primarily due to decreases in loan-related fees of $33,000.

Noninterest income increased $373,000 from $1.6 million for the nine months ended September 30, 2014 to $2.0 million for the same period in 2015. Net loss on sale of assets acquired through foreclosure decreased $122,000 due to two properties being sold at a net loss of $14,000 in 2015 compared to three properties being sold at a combined loss of $136,000 during 2014. Equity in earnings of affiliates increased $100,000 due to increased income on the Bank’s investment in PMA due to higher mortgage loan volume for the 2015 period. Income on bank-owned life insurance increased $86,000 due the purchase of policies totaling $10.0 million during the quarter ended September 30, 2015. Other noninterest income increased $57,000 primarily due to increased revenue from our cash management product line.

Noninterest Expense.  The following table summarizes noninterest expense for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Salaries, benefits and other compensation	$3,836	$3,510	$326	9.3%	$11,498	$10,670	$828	7.8%
Occupancy expense	391	407	(16)	(3.9)	1,288	1,321	(33)	(2.5)
Furniture and equipment expense	81	93	(12)	(12.9)	263	300	(37)	(12.3)
Data processing costs	676	384	292	76.0	1,751	1,146	605	52.8
Professional fees	370	271	99	36.5	1,147	1,086	61	5.6
Marketing expense	35	54	(19)	(35.2)	133	156	(23)	(14.7)
FDIC premiums	124	136	(12)	(8.8)	384	451	(67)	(14.9)
Assets acquired through foreclosure expense	131	10	121	1,210.0	223	403	(180)	(44.7)
Other	414	333	81	24.3	1,159	1,077	82	7.6
Total Noninterest Expense	$6,058	$5,198	$860	16.5%	$17,846	$16,610	$1,236	7.4%

Noninterest expense increased $860,000 from $5.2 million for the three months ended September 30, 2014 to $6.1 million for the same period in 2015. The primary reason for this increase was the Company incurred $502,000 of one-time noninterest expenses during the three months ended September 30, 2015 related to its change in outsourced data processing systems. Salaries, benefits and other compensation expense increased $326,000 primarily as a result of annual merit increases, increased staffing costs and incremental compensation costs related to our change in our outsourced data processing systems. Data processing costs increased $292,000 and professional fees increased $99,000 primarily due to this initiative. Assets acquired through foreclosure expense increased $121,000 primarily due to valuation adjustments of $117,000 in 2015.

Noninterest expense increased $1.2 million from $16.6 million for the nine months ended September 30, 2014 to $17.8 million for the same period in 2015. The primary reason for this increase was the Company incurred $979,000 of one-time noninterest expenses during the nine months ended September 30, 2015 related to its change in outsourced data processing systems. Salaries, benefits and other compensation expense increased $828,000 primarily as a result of annual merit increases, increased staffing costs, increased benefits costs and incremental compensation costs related to our change in our outsourced data processing systems. Data processing costs also increased $605,000 primarily due to this initiative. Professional fees increased $61,000 primarily due to $296,000 in costs associated with our change in outsourced data processing systems, offset by decreased loan workout costs. Assets acquired through foreclosure expense decreased $180,000 primarily due to decreased valuation adjustments on assets acquired through foreclosure, which totaled $137,000 for the nine months ended September 30, 2015 compared to $282,000 for the nine months ended September 30, 2014. FDIC premiums decreased $67,000 due to a reduced assessment.

Income Taxes. The income tax provision for the three and nine months ended September 30, 2015 was $1.0 million and $3.2 million, respectively, compared to $653,000 and $2.6 million for the three and nine months ended September 30, 2014, respectively.  The Company’s effective income tax rate was 30.8% and 29.2% for the three and nine months ended September 30, 2015, respectively, compared to 26.4% and 29.8% for the three and nine months ended September 30, 2014, respectively.  The decrease in effective tax rate for the nine months ended September 30, 2015 reflects the reversal of a $182,000 valuation allowance on certain state deferred tax assets during the three months ended March 31, 2015, as management determined it is more likely than not the deferred tax assets will be realized. The effective tax rate for the nine months ended September 30, 2015, excluding this discrete event, was 30.8%.

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

The following table presents certain of our contractual obligations as of September 30, 2015.

		Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations	Total
	(In thousands)
September 30, 2015
Operating lease obligations (1)	$145	$145	$—	$—	$—
FHLB advances and other borrowings (2)	207,098	97,856	78,661	25,572	5,009
Other long-term obligations (3)	10,414	1,734	3,310	2,774	2,596
Total	$217,657	$99,735	$81,971	$28,346	$7,605

(1)          Represents lease obligations for operations center and equipment.
(2)          Includes principal and projected interest payments.
(3)          Represents obligations to the Company’s third-party data processing providers and other vendors including obligations related to our change in outsourced data processing systems, which occurred in October 2015.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2015, cash and cash equivalents totaled $7.2 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $138.8 million at September 30, 2015.  In addition, at September 30, 2015, we had the ability to borrow a total of approximately $470.4 million from the FHLB, of which we had $110.0 million outstanding.  As of September 30, 2015, the Bank also had a maximum borrowing capacity of $61.4 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of September 30, 2015, the Bank had overnight borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks.

At September 30, 2015, we had $214.5 million in unfunded commitments, which consisted of $6.9 million in home equity and consumer loan commitments, $190.5 million in commercial loan commitments, $16.7 million in standby letters of credit and $407,000 in commercial letters of credit.

Certificates of deposit due within one year of September 30, 2015 totaled $138.2 million, including $34.0 million of brokered deposits, representing 48.8% of certificates of deposit at September 30, 2015, a decrease from 53.6% at December 31, 2014.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016.

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

The Bancorp is a separate entity apart from the Bank and must provide for its own liquidity.  As of September 30, 2015, the Bancorp had $20.1 million in cash and cash equivalents compared to $20.3 million as of December 31, 2014. In addition to its operating expenses, the Bancorp may utilize its cash to pay dividends or to repurchase common stock, subject to applicable restrictions.  The Bancorp paid cash dividends totaling $0.54 per outstanding share of common stock and repurchased 288,629 shares of common stock during the nine months ended September 30, 2015.

The Bancorp can receive dividends from the Bank.  Payment of such dividends to the Bancorp by the Bank is limited under applicable law. Dividends may be declared and paid only out of accumulated net earnings and may be paid in cash or property other than its own shares. Dividends may not be declared or paid unless stockholders' equity is at least equal to contributed capital. During the nine months ended September 30, 2015, the Bank paid a cash dividend of $8.5 million to the Bancorp.

Capital Management.  The Bancorp and Bank are subject to various regulatory capital requirements administered by their respective regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital standards, which substantially revised the existing capital requirements for banking organizations. In July 2013, the Federal Deposit Insurance Corporation and Federal Reserve adopted a final rule for the Basel III capital framework. The requirements in the rule began to phase in on January 1, 2015 for the Company and will be fully phased in by January 1, 2019. The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from prior rules); and (4) a Tier 1 leverage ratio of 4% for all institutions (unchanged from prior rules). At September 30, 2015, the Bancorp and Bank exceeded all applicable regulatory capital requirements under this new rule and are considered "well capitalized" under regulatory guidelines.

The following table presents the Bancorp's and the Bank’s capital ratios and the minimum capital requirements to be considered "well capitalized" under applicable regulatory guidelines as of September 30, 2015 and December 31, 2014.

September 30, 2015 (Basel III)	Ratio	Minimum to be Well Capitalized
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)
Bancorp	19.87%	6.5%
Bank	16.93	6.5
Tier 1 Capital Ratio (to risk-weighted assets)
Bancorp	19.87	8.0
Bank	16.93	8.0
Total Capital Ratio (to risk-weighted assets)
Bancorp	20.89	10.0
Bank	17.95	10.0
Tier 1 Leverage Ratio (to adjusted average assets)
Bancorp	16.10	5.0
Bank	13.64	5.0
December 31, 2014	Ratio	Minimum to be Well Capitalized
Total Risk-Based Capital (to risk-weighted assets)
Bancorp	23.45%	10.0%
Bank	20.02	10.0
Tier 1 Capital (to risk-weighted assets)
Bancorp	22.41	6.0
Bank	18.97	6.0
Tier 1 Capital (to adjusted assets)
Bancorp	16.58	5.0
Bank	13.99	5.0

Total stockholders’ equity to total assets was 16.0% at September 30, 2015 and 16.1% at December 31, 2014.  As a result of the mutual-to-stock conversion completed in June 2010, the Company has significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will continue to have an adverse impact on our return on equity until such funds can be deployed into higher-yielding assets.  The Company may rely on capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the nine-month period ended September 30, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2015, there was not any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. As of September 30, 2015, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2015 through July 31, 2015	2,500	$16.93	2,500	834,172
August 1, 2015 through August 31, 2015	17,000	$17.10	17,000	817,172
September 1, 2015 through September 30, 2015	—	$—	—	817,172
Total	19,500	$17.08	19,500

(1) In prior years, the Company announced repurchase programs under which it would repurchase, in the aggregate, up to 25% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions.  On July 29, 2015, the Board of Directors approved an additional stock repurchase plan (the “July 2015 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (578,377 shares). Subject to market conditions and other factors, repurchases under the July 2015 Plan will begin subsequent to the completion of repurchases under the Company's existing repurchase plan. Under these plans, through September 30, 2015, the Company has purchased 3.1 million shares at a cost of $44.5 million.

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 as initially filed with the Securities and Exchange Commission on March 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated:	November 3, 2015	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated:	November 3, 2015	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)