Form 10-K
period 2015-12-31
Fox Chase Bancorp Inc
filed 2016-03-04
CIK 1485176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 _______________________________________________________________
FORM 10-K

__________________________________________________

(Mark One)

☒                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2015 was approximately $179.9 million. Solely for purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be held by affiliates.

The number of shares outstanding of the registrant's common stock as of February 29, 2016 was 11,767,590.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Fox Chase Bancorp, Inc. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Fox Chase Bancorp, Inc.'s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. This includes statements regarding the planned merger of Fox Chase Bancorp, Inc. ("Fox Chase") with and into Univest Corporation of Pennsylvania (“Univest”), with Univest surviving the merger as the surviving corporation (the “Merger"). Factors which could have a material adverse effect on the operations of Fox Chase and its subsidiary include, but are not limited to, the inability to obtain requisite approvals and/or meet the other closing conditions required to close the Merger in a timely manner, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the credit quality and composition of the loan and investment portfolios, valuation of assets acquired through foreclosure, deposit flows, competition, demand for loan products and for financial services in Fox Chase's market area, changes in real estate market values in Fox Chase's market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform as required. Additional factors that may affect our results are discussed in Item 1A to this annual report titled "Risk Factors."
These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Fox Chase does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
Unless the context indicates otherwise, all references in this annual report to "Company," "we," "us" and "our" refer to Fox Chase Bancorp, Inc. and its subsidiary.
In connection with the Merger, Univest has filed with the SEC a Registration Statement on Form S-4 that includes a Proxy Statement of Univest and a Prospectus of Univest (the “Proxy Statement/Prospectus”), as well as other relevant documents concerning the proposed transaction. The S-4 has not yet been declared effective. SHAREHOLDERS OF FOX CHASE ARE URGED TO READ THE REGISTRATION STATEMENT AND THE PROXY STATEMENT/PROSPECTUS REGARDING THE MERGER AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION.
A free copy of the Proxy Statement/Prospectus, as well as other filings containing information about Univest and Fox Chase, may be obtained at the SEC’s Internet site (http://www.sec.gov). You may also obtain these documents, free of charge, from Univest at www.univest.net under the heading “Investor Relations" and then under "SEC Filings" and then under "SEC Documents" or from Fox Chase by accessing Fox Chase's website at www.foxchasebank.com under the heading “Investor Relations” and then under “SEC Filings.” Copies of the Proxy Statement/Prospectus can also be obtained, free of charge, by directing a request to Univest Corporation of Pennsylvania, 14 North Main Street, Souderton, Pennsylvania 18964, Attention: Megan Duryea Santana, Esq., Telephone: (877) 723-5571 or to Fox Chase Bancorp, Inc. 4390 Davisville Road Hatboro, PA 19040, Attention: Jerry Holbrook, Telephone: (215) 682-4107.
Fox Chase Bancorp, Inc. and certain of its directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of Fox Chase in connection with the proposed merger. Information about the directors and executive officers of Fox Chase and their ownership of Fox Chase common stock is set forth in the proxy statement for Fox Chase’s 2015 annual meeting of shareholders, as filed with the SEC on Schedule 14A on April 10, 2015. Additional information regarding the interests of those participants and other persons who may be deemed participants in the transaction may be obtained by reading the Proxy Statement/Prospectus regarding the Merger. Free copies of this document may be obtained as described in the preceding paragraph.

ITEM 1.    BUSINESS

General
Fox Chase Bancorp, Inc. (the "Bancorp," the "Company" or "Fox Chase") is a Maryland corporation. Bancorp's business activities consist of the ownership of common stock of Fox Chase Bank (the "Bank") and making two loans to the Fox Chase Bank Employee Stock Ownership Plan (the "ESOP"). Bancorp does not own or lease any property. Instead, it uses the premises, equipment and other property of the Bank. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to the Bank. As a bank holding company, Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").
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
Proposed Merger with Univest Corporation of Pennsylvania
On December 8, 2015, Univest and Fox Chase entered into a merger agreement (the "Merger Agreement") that provides that Fox Chase will merge with and into Univest, with Univest remaining as the surviving entity.
At the effective time of the Merger, Fox Chase shareholders will be entitled to elect to receive, for each share of Fox Chase common stock, subject to the election and adjustment procedures described in the joint proxy statement/prospectus, either 0.9731 shares of Univest common stock or $21.00 in cash; provided, however that 60% of the total number of outstanding shares of Fox Chase common stock will be converted into Univest common stock, and the remaining outstanding shares of Fox Chase common stock will be converted into cash. As a result, if more Fox Chase shareholders make valid elections to receive either Univest common stock or cash than is available as merger consideration under the merger agreement, those Fox Chase shareholders electing the over-subscribed form of consideration may have the over-subscribed consideration proportionately reduced and substituted with consideration in the alternative form.
The Merger Agreement also provides that following completion of the merger, Univest will appoint Thomas M. Petro, President and Chief Executive Officer of Fox Chase, and two other individuals serving on Fox Chase’s board of directors to Univest’s board of directors.
The completion of the Merger is subject to customary conditions, including approval by the Univest and Fox Chase shareholders and the receipt of regulatory approvals from the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.
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
Philadelphia Market Area.    The economy of our Philadelphia market area is primarily dominated by the service sector. According to published statistics, the population of the five-county area served by our branches totaled approximately 4.1 million in 2014. The Philadelphia market area is comprised of a highly-educated workforce and benefits from a diverse local economy as traditional employers in the manufacturing and financial services industry have been bolstered by growth in the life sciences and health care industries as well as the information technology and communication sectors. The median household and per capita income in Bucks, Chester, Delaware and Montgomery Counties significantly exceeds the comparable figures for Pennsylvania as a whole, while the median household and per capita income in Philadelphia County trails the comparable figures for Pennsylvania.
New Jersey Market Area.    The economy of Atlantic County is largely dependent upon the gaming industry in nearby Atlantic City, New Jersey. According to published statistics, Atlantic County's population in 2014 was approximately 275,000. The economy in Atlantic County has deteriorated as gaming revenues have declined significantly in recent years and several gaming establishments closed during 2014 and 2015 due to increased gaming competition from other states. The economy in Cape May County relies on the tourism and hospitality industries. According to published statistics, Cape May County's population in 2014 was approximately 95,000. Additionally, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole.
Competition
We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the numerous financial institutions and credit unions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Credit unions generally do not pay federal income tax and, accordingly, are frequently able to offer customers higher rates on deposits and lower rates on loans and achieve similar levels of profitability as financial institutions that are required to pay federal income tax. We also face competition for investors' funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2015, which is the most recent date for which data is available from the FDIC, we held less than 1% of total deposits in counties where our offices are located. In addition, larger banks such as Bank of America, Wells Fargo, Santander Bank, Citizens Bank of PA, PNC Bank, and TD Bank also operate in our market areas. These institutions are significantly larger than us and, therefore, have greater resources.

Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies, mortgage brokers and credit unions. Competition for loans also comes from non-depository financial service companies entering the mortgage and commercial lending markets such as insurance companies, securities companies and specialty finance companies. Competition for commercial loans increased during 2015, and we believe that it will continue to increase in 2016 as a result of relatively low economic growth in the region in which we operate, which has caused increased pressure on loan pricing and structure as numerous financial institutions compete for reduced loan demand.
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
Lending Activities
General.    We generally originate loans for investment. Our loan portfolio consists of multi-family and commercial real estate loans, commercial and industrial loans, one- to four-family residential real estate loans, and to a lesser extent, construction loans and consumer loans. We have added personnel to assist us in increasing our commercial loan portfolio, including hiring experienced commercial lenders and commercial credit and risk management professionals over the last several years. Our continued emphasis on increasing the commercial segment of our portfolio has resulted in additional originations and servicing of multi-family and commercial real estate, commercial and industrial loans and construction loans to individuals and businesses in our primary market areas.
Multi-Family and Commercial Real Estate Loans.    The largest segment of our portfolio is multi-family and commercial real estate loans. We offer fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate to individuals and small businesses in our primary market areas. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings and mixed-use properties with residential units, as well as office and retail space. While we have focused on increasing this segment of our loan portfolio over the last several years, we continue to be selective in the types of properties and projects securing such loans.
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
At December 31, 2015, our largest commercial real estate loan was a warehouse line of credit to Philadelphia Mortgage Advisors, a mortgage banker located in Plymouth Meeting, Pennsylvania, to which Fox Chase Bank has committed $18.0 million, of which $7.6 million was outstanding. Fox Chase Bank owns 46.15% of Philadelphia Mortgage Advisors. The loan was performing in accordance with its contractual terms at December 31, 2015.
At December 31, 2015, our second largest commercial real estate loan relationship was a $14.3 million loan secured by various office buildings. The loan was performing in accordance with its contractual terms at December 31, 2015.
Commercial and Industrial Loans.    The second largest segment of our loan portfolio is commercial and industrial loans generally to businesses, professionals and sole proprietorships in our market area. We offer secured and unsecured commercial term loans, which have a maturity of greater than one year and the payment of which is dependent on future earnings and cash flows. The term for repayment of the loan will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally five to ten years. The unsecured term loan will generally have a term no longer than five years. We also offer revolving lines of credit, letters of credit and demand loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. We originate these loans on both a fixed-rate and adjustable-rate basis. Adjustable-rate loans are generally based on LIBOR or the Prime Interest Rate, although our policies permit interest rates to be based on the Constant Maturity Treasury Index or the federal funds rate and adjust on various periodic intervals. Where the borrower is a corporation, partnership or other entity, significant equity holders may be a co-borrower or they may offer their personal guarantee.
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
At December 31, 2015, our largest commercial and industrial loan relationship was a $15.3 million commitment to a firm which provides customer contact solutions, of which $12.6 million was outstanding. This loan was performing in accordance with its contractual terms at December 31, 2015.
At December 31, 2015, our second largest commercial and industrial loan relationship was a $15.0 million commitment to a private investment firm, of which $6.8 million was outstanding. This loan was performing in accordance with its contractual terms at December 31, 2015.
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
Because of our branch locations in southern New Jersey, a portion of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2015, approximately 22.0% of our one- to four-family mortgage loans were secured by second homes and approximately 9.1% were secured by rental properties. If the property is a second home, our underwriting emphasizes the borrower's ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically higher than comparable loans secured by primary or secondary residences. Generally, mortgage loans secured by rental properties or second homes have a higher risk of default than mortgage loans secured by the borrower's primary residence.
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
At December 31, 2015, our largest outstanding one- to four-family residential real estate loan had an outstanding balance of $925,000 and was secured by a single family home in Montgomery County, Pennsylvania. The loan was performing in accordance with its contractual terms at December 31, 2015.
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

The terms and rates of our land loans are the same as our multi-family and commercial real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property value which is insufficient to assure full repayment. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price. We did not make any loans secured by undeveloped or developed land in 2015.
At December 31, 2015, our largest construction loan was a multi-family project to which the Bank has committed $9.9 million, of which $5.7 million was outstanding. The loan was performing in accordance with its contractual terms at December 31, 2015.
At December 31, 2015, our second largest construction loan was a residential home development project to which the Bank has committed $8.8 million, of which $4.9 million was outstanding. The loan was performing in accordance with its contractual terms at December 31, 2015.
Consumer Loans.    We offer a variety of consumer loans, including home equity loans and home equity lines of credit.
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
Commercial and Industrial Loans.    Unlike commercial real estate loans, which generally are made on the basis of the cash flows of the underlying real estate, and which are secured by real property, the value of which tends to be more easily ascertainable, commercial and industrial loans are typically made on the basis of the borrower's ability to make repayment from the cash flows of the borrower's underlying business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value, or in the case of accounts receivable, may be difficult to collect.
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
At December 31, 2015, we were a participating lender in fourteen loan relationships totaling $40.8 million, which were secured by commercial and residential real estate, lease payments and the assets of businesses. These loans are being serviced by the lead lender. We expect to continue to purchase participation interests, primarily in commercial loans and commercial real estate loans, when such opportunities meet our investment return and risk parameters. On these participation interests, we generally perform our own underwriting analysis before purchasing such loans and, therefore, believe there should not be a greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. In assessing whether to participate, we require a review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we require periodic updates on the loan from the lead lender.
Additionally, we purchase participations in large syndicated loans known as shared national credits. We held $54.6 million of such loans in our portfolio at December 31, 2015, which represented fourteen different loan relationships.
From time to time we also sell participation interests in loans where we are the lead lender and servicer. At December 31, 2015, we were the lead lender on eight loan relationships totaling $124.2 million of which we owned $55.7 million and serviced $68.5 million for other banks. We anticipate that we will continue to sell participation interests to local financial institutions, primarily with respect to commercial real estate and commercial and industrial loans that approach or exceed certain lending thresholds.
Loan Approval Procedures and Authority.    Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board has granted authority to approve residential and consumer loans up to $300,000 to the Assistant Manager of the Consumer Lending Department. The Board has granted authority to approve new commercial loans up to $1.5 million to the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and certain other senior lenders. All such loans are approved under dual authority. Commercial loans between $1.5 million and $2.75 million can be approved based on dual authority from the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and the Chief Financial Officer. Loans between $2.75 million and $4.5 million require the approval of the Officers Loan Committee, which consists of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and other experienced lenders and officers as appointed by the Chief Executive Officer from time to time. Loans or groups of loans above $4.5 million require an approval by the Executive Officers Loan Committee, which consists of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer, the Chief Financial Officer and other senior lending officers of Fox Chase Bank.
Loan Reviews. Annual loan reviews of loan relationships less than $500,000 are approved by the commercial credit manager along with the assigned lending officer. Annual loan reviews of loan relationships greater than $500,000 up to and including $5.0 million are approved by two of the following, Chief Lending Officer, Chief Credit Officer or Chief Operating Officer. Annual loan reviews of loan relationships greater than $5.0 million are approved by the Officers Loan Committee. All loans greater than $10.0 million are reviewed by the Risk Management Committee of the Board of Directors.

Loans to One Borrower.    The maximum amount we may lend to one borrower and the borrower's related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2015, our general regulatory limit on loans to one borrower was approximately $24.3 million. At that date, our largest lending relationship was a $18.0 million warehouse line of credit commitment to Philadelphia Mortgage Advisors, of which $7.6 million was outstanding. Our second largest lending relationship at December 31, 2015 was a $17.0 million commitment to a funeral home and cemetery operation, of which $14.1 million was outstanding. Both of these loans were performing in accordance with their contractual terms at December 31, 2015.
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
At December 31, 2015, our investment portfolio totaled $290.0 million and consisted primarily of mortgage-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae and, to a lesser extent, mortgage related securities issued by private issuers and corporate debt. Of this amount, $139.8 million was classified as available-for-sale and $150.2 million was classified as held-to-maturity. Additionally, we held FHLB stock totaling $6.7 million.
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
Deposit Accounts.    Substantially all of our depositors are residents or businesses in Pennsylvania or New Jersey. We attract deposits in our market areas through advertising and by offering a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on a variety of retail and business deposit products. We utilize brokered deposits as a funding source and had $78.5 million of such deposits at December 31, 2015.

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
Borrowings.    We utilize term borrowings from the FHLB of Pittsburgh and other commercial banks to provide additional liquidity, aside from deposits, to fund our loans and investments. As of December 31, 2015, Fox Chase Bank had outstanding term borrowings of $110.0 million with the FHLB of Pittsburgh and $30.0 million with a commercial bank. Additionally, we have short term borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia as well as short term lines of credit with three other commercial banks. As of December 31, 2015, we had $38.5 million of FHLB short-term borrowings.
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
Personnel
As of December 31, 2015, we had 126 full-time employees and 16 part-time employees. We believe our relationship with our employees is good.
Subsidiaries
Fox Chase Bank established Fox Chase Financial, Inc. in 1999. As a Delaware-chartered investment holding company, Fox Chase Financial, Inc. manages and holds investment securities.
In 2009, Fox Chase Bank established Fox Chase Service Corporation as a wholly-owned subsidiary. Fox Chase Service Corporation, a Pennsylvania-chartered corporation, maintains an investment in Philadelphia Mortgage Advisors. Philadelphia Mortgage Advisors is a licensed mortgage banker in Pennsylvania, New Jersey, Delaware and Florida that originates first and second mortgages for resale into the secondary market and to third party investors. The majority of Philadelphia Mortgage Advisors' customers are located in the Philadelphia metropolitan area, Delaware and New Jersey. Fox Chase Service Corporation currently owns 46.15% of Philadelphia Mortgage Advisors.
In 2011, Fox Chase Bank established Davisville Associates, LLC and 104 S. Oakland Ave., LLC as wholly-owned subsidiaries. Davisville Associates, LLC is a Pennsylvania-chartered limited liability company and 104 S. Oakland Ave., LLC is a New Jersey-chartered limited liability company. Each was formed to secure, manage and hold foreclosed assets.
Regulation and Supervision
General
During 2013, Fox Chase Bank converted from a federally-chartered savings bank to a Pennsylvania state-chartered savings bank. As part of the charter conversion, Fox Chase transitioned from a savings and loan holding company to a bank holding company.
As a bank holding company, Fox Chase is required by federal law to report to, and otherwise comply with the rules and regulations of, the Federal Reserve Board. Fox Chase Bank, an insured Pennsylvania state-chartered savings bank, is subject to extensive regulation, examination and supervision by the Department and by the FDIC.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") made extensive changes in the regulation of financial institutions and their holding companies. Under the Dodd-Frank Act, on July 21, 2011, responsibility for the regulation and supervision of savings and loan holding companies was transferred from the Office of Thrift Supervision to the Board of Governors of the Federal Reserve System. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10.0 billion in assets, such as Fox Chase Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.
Certain of the regulatory requirements that are applicable to Fox Chase Bank and Fox Chase are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Fox Chase Bank and Fox Chase and is qualified in its entirety by reference to the actual statutes and regulations.
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
Capital Requirements.    Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a Tier 1 capital to total assets leverage ratio of 4.0%. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. These categories were revised effective January 1, 2015 to incorporate the new capital standards effective the same date. If not well capitalized, regulatory approval is required to accept broker deposits. The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.
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
Loans to One Borrower.    Pennsylvania law provides that savings banks are subject to a limit on loans to one borrower. Generally, subject to certain exceptions, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital accounts. See "—Loan Underwriting Risks—Loans to One Borrower."
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
Interstate Banking and Branching. Federal law permits a bank to acquire an institution by merger in a state other than Pennsylvania unless the other state has opted out of interstate banking and branching. Federal law, as amended by the Dodd-Frank Act, also authorizes de novo branching into another state if the host state allows banks chartered by that state to establish such branches within its borders. The Bank currently has full-service locations in Atlantic and Cape May Counties, New Jersey. At its interstate branches, the Bank may conduct any activity authorized under Pennsylvania law that is permissible either for a New Jersey savings bank (subject to applicable federal restrictions) or a New Jersey branch of an out-of-state national bank. The New Jersey Department of Banking and Insurance may exercise certain limited regulatory authority over the Bank’s New Jersey branches.
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
FHLB System.    Fox Chase Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Fox Chase Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. Fox Chase Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2015 of $6.7 million.
Federal Reserve System.    The Federal Reserve Board regulations require banks to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that, for 2016, reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio assessed on net transaction accounts up to and including $110.2 million; a 10% reserve ratio applied above $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) exempted from the reserve requirements. Fox Chase Bank complies with the foregoing requirements.
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

Holding Company Regulation
General.    As a bank holding company, Fox Chase is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning its activities. In addition, the Federal Reserve Board has enforcement authority over Fox Chase and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Fox Chase Bank.

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
Capital Requirements. The Federal Reserve Board maintains guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain on a consolidated basis, specified minimum ratios of capital to total assets and capital to risk-weighted assets. The Dodd-Frank Act required the Federal Reserve Board to establish for all holding companies minimum capital requirements that are as stringent as those for the subsidiary insured depository institution. The previously discussed final rule regarding capital requirements implements this Dodd-Frank Act directive. Consolidated regulatory capital requirements identical to those applicable to the subsidiary institutions now generally apply to all bank holding companies with consolidated assets of $1 billion of more. As is the case with the institutions themselves, the capital conservation buffer is being phased in between 2016-2019.
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
Federal Securities Laws
Fox Chase common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, Fox Chase Bancorp files quarterly and annual reports with the Securities and Exchange Commission and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the Board of Directors and serve at the Board's discretion. The following individuals currently serve as executive officers of the Company and/or the Bank.

Name	Position
Thomas M. Petro	President and Chief Executive Officer of Fox Chase Bancorp, Inc. and Fox Chase Bank
Jerry D. Holbrook	Executive Vice President, Chief Operating Officer and Secretary of Fox Chase Bancorp, Inc. and Fox Chase Bank
Roger S. Deacon	Executive Vice President and Chief Financial Officer of Fox Chase Bancorp, Inc. and Fox Chase Bank
Michael S. Fitzgerald	Executive Vice President and Chief Lending Officer of Fox Chase Bank
Keiron G. Lynch	Executive Vice President and Chief Payments and Risk Officer of Fox Chase Bank
Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2015.
Jerry D. Holbrook, CMA, has served as Executive Vice President and Chief Operating Officer since April 2008. From 2005 to March 2008, Mr. Holbrook served as Executive Vice President and Chief Financial Officer of Fox Chase. From 2003 to 2005, Mr. Holbrook was Executive Vice President, Chief Financial Officer and Corporate Secretary for Northeast Pennsylvania Financial Corp. and its principal subsidiary First Federal Bank, a public thrift institution. Previously, Mr. Holbrook served as Chief Financial Officer for E-Duction, Inc., a financial services start-up. Before that, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he managed the asset/liability management committee and was responsible for securitization planning and debt issuances for a $70 billion credit card portfolio. He began his banking career with WSFS Financial Corp. where he served as Senior Vice President and Controller. Mr. Holbrook holds a B.S. in Accounting from the University of Kentucky. Age 60.
Roger S. Deacon, CPA, has served as Executive Vice President and Chief Financial Officer since April 2008. From July 2007 to March 2008, Mr. Deacon served as Executive Vice President and Chief Accounting Officer of Fox Chase. From October 2005 to June 2007, Mr. Deacon was Senior Vice President and Chief Financial Officer for NOVA Financial Holdings, Inc., a privately held bank holding company, and its principal subsidiary NOVA Savings Bank. From January 2001 to September 2005, Mr. Deacon served as Chief Financial Officer for I4 Commerce, a privately held financial services company that provided services through its Bill Me Later product. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he was responsible for all financial planning for its credit card business, which grew from $2 billion to $70 billion in managed assets. He began his career with Price Waterhouse, where he served as an Audit Manager in their Financial Services Practice Group. Mr. Deacon holds a B.S. in Business Administration from Bucknell University, majoring in Accounting with a concentration in Finance. Age 52.
Michael S. Fitzgerald has served as Executive Vice President and Chief Lending Officer since November 2009. From June 2009 to October 2009, Mr. Fitzgerald served as Executive Vice President and Senior Lending Officer. From 1997 to May 2009, Mr. Fitzgerald worked for Sovereign Bank (now Santander Bank), with his most recent position as Senior Vice President and Regional Executive Manager. During his tenure at Sovereign Bank, Mr. Fitzgerald was responsible for both lending and credit functions. Mr. Fitzgerald began his banking career at Meridian Bank in 1985. Mr. Fitzgerald holds a B.A. in Business Administration from Lycoming College. Age 52.
Keiron G. Lynch, CTP, has served as Executive Vice President and Chief Payments Officer since April 2008. Mr. Lynch was also appointed Chief Risk Officer in October 2013. From 2005 to March 2008, Mr. Lynch served as Executive Vice President and Chief Administrative Officer. From 1999 to 2005, Mr. Lynch was Vice President of Global Visa Commerce Product Development for Visa International. Previously, he was Director of Delivery for The Source(2) Group, LLC, a joint venture between Mellon Bank and MCI Systemhouse that provided outsourced accounts payable and accounts receivables services to companies nationwide. Mr. Lynch held a number of leadership positions with Mellon Bank over 17 years culminating as Vice President and Director of New Product Development for Mellon Bank's Global Cash Management Division. Mr. Lynch serves on the American Bankers Association Payment Systems Committee. Mr. Lynch holds a B.A. in Economics from Duke University. Age 58.

ITEM 1A.  RISK FACTORS
RISK FACTORS RELATING TO THE MERGER
Fox Chase will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Fox Chase and consequently on Univest. These uncertainties may impair Fox Chase’s ability to attract, retain and motivate key personnel until the merger is consummated, and could cause customers and others that deal with Fox Chase to seek to change existing business relationships with Fox Chase. Retention of certain employees may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with Univest. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Univest, Univest’s business following the merger could be harmed. In addition, the merger agreement restricts Fox Chase from taking certain actions until the merger occurs without the consent of Univest. These restrictions may prevent Fox Chase from pursuing attractive business opportunities that may arise prior to the completion of the merger. See the Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 filed with the SEC by Univest on February 26, 2016 (SEC File No. 333-209759) for a description of the restrictive covenants to which Fox Chase is subject.
Termination of the Merger Agreement could negatively affect Fox Chase.
If the merger agreement is terminated, there may be various consequences, including the fact that Fox Chase’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger.
If the merger agreement is terminated and Fox Chase’s board of directors seeks another merger or business combination, Fox Chase shareholders cannot be certain that Fox Chase will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Univest has agreed to provide in the merger.
If the merger agreement is terminated and a different business combination is pursued, Fox Chase may be required to pay a termination fee of $10.0 million to Univest under certain circumstances.
Failure to complete the Merger could negatively impact the stock price and the future business and financial results of Fox Chase.
If the merger is not completed for any reason, Fox Chase will be subject to a number of material risks, including the following:

•	the market price of Fox Chase common stock may decline to the extent that the current market prices of its common stock already reflect a market assumption that the merger will be completed;

•
costs relating to the merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, additional reimbursement and termination fees, must be paid even if the merger is not completed; and

•
the diversion of management’s attention from the day-to-day business operations and the potential disruption to each company’s employees and business relationships during the period before the completion of the merger may make it difficult to regain financial and market positions if the merger does not occur.

Because the market price of Univest shares of common stock will fluctuate, Fox Chase shareholders cannot be sure of the value of the merger consideration they may receive.
Upon completion of the merger, each share of Fox Chase common stock will be converted into the right to receive merger consideration consisting of shares of Univest common stock and/or cash pursuant to the terms of the merger agreement, subject to the requirement that 60% of the outstanding shares of Fox Chase common stock be exchanged for shares of Univest common stock. The value of the stock portion of the merger consideration to be received by Fox Chase shareholders is fixed at 0.9731 shares of Univest common stock for each share of Fox Chase common stock. The sale prices for shares of Univest common stock may vary from the sale prices of Univest common stock on the date we announced the merger, on the date the joint proxy statement/prospectus was mailed to Fox Chase shareholders and on the date of the special meeting of the Fox Chase shareholders. Any change in the market price of Univest shares of common stock prior to closing the merger may affect the value of the merger consideration that Fox Chase shareholders will receive upon completion of the merger. Fox Chase is not permitted to resolicit the vote of Fox Chase shareholders solely because of changes in the market price of Univest shares of common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects and regulatory considerations. Many of these factors are beyond our control.
Fox Chase shareholders may receive a form of consideration different from what they elect.
The consideration to be received by Fox Chase shareholders in the merger is subject to the requirement that 60% of the shares of Fox Chase common stock is exchanged for Univest common stock and 40% is exchanged for cash. The merger agreement contains proration and allocation procedures to achieve this desired result. If a shareholder elects all cash and the available cash is oversubscribed, then the shareholder will receive a portion of the merger consideration in Univest common stock. If a shareholder elects all stock and the available stock is oversubscribed, then the shareholder will receive a portion of the merger consideration in cash.
Fox Chase shareholders who make elections may be unable to sell their shares in the market pending the completion of the merger.
Fox Chase shareholders may elect to receive cash, stock or mixed consideration in the merger by completing an election form that will be sent under separate cover. Making an election will require that shareholders turn in their Fox Chase stock certificates. This means that during the time between when the election is made and the date the merger is completed, Fox Chase shareholders will be unable to sell their Fox Chase common stock. If the merger is unexpectedly delayed, this period could extend for a significant period of time. Fox Chase shareholders can shorten the period during which they cannot sell their shares by delivering their election shortly before the election deadline. However, elections received after the election deadline will not be accepted or honored.
Litigation relating to the merger could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the merger.
Fox Chase has received a letter from attorneys representing a purported shareholder demanding that the Fox Chase board remedy alleged breaches of fiduciary duties in connection with the merger. The letter asserts that the proposed transaction undervalues Fox Chase and that Fox Chase’s directors breached their fiduciary duties by allegedly refusing to adequately shop the company and maximize shareholder value. The letter requests that Fox Chase’s board, among other things: (i) undertake all appropriate methods to maximize shareholder value; (ii) revise the merger agreement to eliminate certain deal protection devices; and (iii) refrain from completing the merger.
A negative outcome in this matter could have a material adverse effect on Fox Chase and Univest if it results in preliminary or permanent injunctive relief or rescission of the merger agreement. Such actions may also create additional uncertainty relating to the merger, and responding to such demands and defending such actions may be costly and distracting to management. Neither Fox Chase nor Univest is currently able to predict the outcome of any suit arising out of or relating to the proposed transaction that may be filed in the future. If additional letters or complaints are filed, absent new or different allegations that are material, Fox Chase and Univest will not necessarily announce such additional filings.
Fox Chase and Univest could be subject to additional demands or litigation related to the merger, whether or not the merger is consummated. Such actions may create additional uncertainty relating to the merger, and responding to such demands and defending such actions may be costly and distracting to management. Although there can be no assurance as to the ultimate outcomes of the demand or any subsequent litigation, neither Fox Chase nor Univest believes that the resolution of such demands or any subsequent litigation will have a material adverse effect on its respective financial position, results of operations or cash flows.

RISK FACTORS RELATING TO FOX CHASE'S OPERATIONS
We may be required to make increases in our provision for loan losses and to charge-off loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
For 2015, we recorded a credit to the provision for loan losses of $995,000 compared to a provision for loan losses of $1.9 million in 2014 and $982,000 in 2013. We recorded net loan recoveries of $827,000 in 2015 compared to net loan charge-offs of $2.7 million in 2014 and $623,000 in 2013. Our non-performing assets decreased to $5.2 million, or 0.46% of total assets and 3.4% of Tier 1 Bank capital, at December 31, 2015 from $6.3 million, or 0.57% of total assets and 4.2% of Tier 1 Bank capital, at December 31, 2014. Additionally, at December 31, 2015, loans that were criticized and classified as either special mention, substandard, doubtful or loss totaled $23.4 million, representing 2.1% of total assets, including nonaccruing loans of $2.5 million. If the economies we operate in and/or the real estate markets weaken, more of our criticized and classified loans may become nonperforming and we may be required to add additional reserves to our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining loan balance, which could have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.
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
At December 31, 2015, $637.7 million, or 81.9%, of our loan portfolio consisted of multi-family and commercial real estate and commercial and industrial loans. We believe these types of loans represent a greater risk of non-payment and loss and require a commensurately higher loan loss allowance than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage or consumer loans. Also, many of our multi-family and commercial real estate and commercial business borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgages or multi-family and commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value at default.
Assets acquired through foreclosure are carried at values which may not be realized at the ultimate disposition of the underlying assets.
We had assets acquired through foreclosure of $2.6 million and $2.8 million at December 31, 2015 and 2014, respectively. For 2015, we recorded assets acquired through foreclosure expense of $247,000 compared to $420,000 in 2014 and $5.2 million in 2013, which includes valuation adjustments of $137,000, $305,000 and $5.0 million for 2015, 2014 and 2013, respectively. At December 31, 2015, assets acquired through foreclosure consisted of other real estate owned, which is initially recorded at fair value less costs to sell. In periods subsequent to acquisition, each real estate asset is carried at the lower of the fair value of the asset, less estimated selling costs, or the amount at which the asset was initially recorded. The fair value of other real estate owned is determined using appraisals obtained from approved independent appraisers, agreements of sale or letters of intent, where applicable. We believe that our valuation of assets acquired through foreclosure is appropriate as of the corresponding balance sheet date. However, we may not recover the respective carrying values at the time of ultimate disposition of the assets, which could result in a loss on the sale of assets acquired through foreclosure, and have a material adverse effect on our financial condition and results of operations.
The unseasoned nature of our commercial loan portfolio may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.
Our multi-family and commercial real estate and commercial and industrial loan portfolios increased $444.8 million, or 230.5%, from $192.9 million at December 31, 2008 to $637.7 million at December 31, 2015. Accordingly, a large portion of our commercial loan portfolio remains unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.
Our construction loan portfolio may expose us to increased credit risk.
At December 31, 2015, our construction loan portfolio included commitments totaling $60.8 million, of which $35.8 million was outstanding. In general, construction projects provide for an interest reserve that is utilized to pay the interest for a period of time until the project is expected to produce positive cash flows. It is possible that construction loan borrowers fully utilize their interest reserve before the project is able to generate cash flows. If a borrower has insufficient liquidity to pay interest on such projects, the loan could become impaired and require an increase in the allowance for loan losses, which would adversely impact our results of operations. Our ability to work with a borrower to modify or restructure their existing loan to avoid loss lessens as the loan approaches its maturity date.
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
At December 31, 2015, $90.3 million, or 11.6%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $14.7 million, or 1.9%, of our loan portfolio consisted of home equity loans, home equity lines of credit and other consumer loans. Because of our locations in southern New Jersey, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2015, 22.0% of our one- to four-family mortgage loans were secured by second homes and 9.1% were secured by rental properties. These loans generally are considered to be more risky than loans secured by the borrower's permanent residence, as a borrower who is experiencing financial difficulty is more likely to make payments on the loan secured by the borrower's primary residence before a vacation home. Additionally, declines in real estate values, which occurred during the most recent recession, may have caused some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.
A downturn in the local economy or in local real estate values could hurt profits.
Most of the Bank’s loans are made to borrowers in the Greater Philadelphia area, Cape County and Atlantic County, New Jersey, and the surrounding areas. Tourism and gaming are significant contributors to the economy of Southern New Jersey.  While we are not engaged in lending to the gaming industry, some of our borrowers are employed in the gaming industry or have businesses that benefit from the industry. As a result of this concentration, a downturn in the local economy, including declines in the tourism and gaming industries in Southern New Jersey, could cause increases in non-performing loans, which could hurt profits.  A downturn in the local economy or a decline in real estate values could increase the amount of non-performing loans and cause residential and commercial mortgage loans to become inadequately collateralized, which could expose the Bank to a greater risk of loss.
Changes in interest rates could have a material adverse effect on our earnings.
Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates could adversely affect our interest rate spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. As of December 31, 2015, our models indicate that we are asset sensitive indicating that our assets will tend to reprice faster than our liabilities, so they may adjust faster in response to changes in interest rates. As a result, when interest rates decline, the yield we earn on assets will decrease faster than our funding costs, causing our net interest margin to contract.
Changes in the slope of the "yield curve"—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our assets tend to reprice faster than our liabilities, when the yield curve decreases or flattens, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable-rate loans.
Our procedures for managing interest rate risk exposure also involve monitoring exposure of net portfolio value to interest rate increases of as much as 400 basis points and a decrease of 100 basis points. We report on an annual basis the impact on net portfolio value of an immediate and parallel increase of 400 basis points in interest rates or a 100 basis point decrease in interest rates. As of December 31, 2015, the simulations indicated an instantaneous and parallel 400 basis point increase in rates would result in approximately a 22.8% decrease in net portfolio value and an instantaneous and parallel 100 basis point decrease in rates would result in approximately a 0.6% increase in net portfolio value.
We also report on an annual basis the impact on net interest income over the next 12 months of an immediate and parallel increase of 400 basis points in interest rates or a 100 basis point decrease in interest rates. As of December 31, 2015, the simulations indicated an instantaneous and parallel 400 basis point increase in rates would result in approximately a $1.2 million, or 3.5%, increase in net interest income over the next 12 months and an instantaneous and parallel 100 basis point decrease would result in approximately a $1.5 million, or 4.4%, decrease in net interest income over the next 12 months.
Increases in mortgage interest rates could have a material adverse effect on stockholders’ equity.
At December 31, 2015, we held mortgage related securities available-for-sale with an amortized cost of $121.2 million and a fair value of $121.9 million, resulting in a net unrealized gain of $716,000. In accordance with generally accepted accounting principles, unrealized gains and temporary unrealized losses on available-for-sale securities are classified as accumulated other comprehensive income (loss), net of tax, and represent an adjustment to the Company’s stockholders’ equity. The fair value of mortgage related securities tends to increase or decrease based on changes in mortgage interest rates. As mortgage rates decrease, fair value tends to increase and as mortgage rates increase fair value tends to decrease. Increases in mortgage rates could adversely affect the fair value of our mortgage related securities which would reduce our stockholders’ equity.
If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security, which could hurt our financial conditions and results of operation.
We review individual securities in our investment portfolio quarterly to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income. As of December 31, 2015, our investment portfolio included securities with an amortized cost of $289.3 million and an estimated fair value of $289.6 million. Additionally, as of December 31, 2015, $198.0 million of securities had unrealized losses of $2.0 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flows or liquidity.
Strong competition within our market areas could reduce our profits.
We face intense competition in making loans, attracting deposits and attracting and retaining key employees. This competition has made it more difficult for us to make new loans and at times has forced us to offer lower rates on loans and increase rates on deposits, which negatively impacts net interest income. It has also made it more difficult and costly to attract and hire employees with the level of expertise we require. Additional compensation expense increases noninterest expense, reducing net income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2015, which is the most recent date for which data is available from the FDIC, we held less than 1% of total deposits in counties where our offices are located. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Additionally, we expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.
Regulatory reform may have a material impact on our operations.
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was passed, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

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
Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, require regulations to be promulgated by various federal agencies to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after full implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse. Further, we expect that, at a minimum, our operating and compliance costs will continue to increase as a result of new rules and regulations.

We are subject to more stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.
In July 2013, the Federal Deposit Insurance Corporation and the Federal Reserve Board approved a new rule that substantially amended the regulatory risk-based capital rules applicable to Fox Chase Bank and Fox Chase Bancorp. The final rule implemented the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.
The rules include new risk-based capital and leverage ratios, which were effective January 1, 2015, and revised the definition of what constitutes "capital" for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminated the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 were grandfathered for companies with consolidated assets of $15 billion or less. The rules also established a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement has begun to be phased in effective January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.
The application of more stringent capital requirements for Fox Chase Bank and Fox Chase Bancorp could, among other things, result in lower returns on equity, require the raising of additional capital, or result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.
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
Because of our dependence on information technology, telecommunications systems and third-party service providers, systems failures, interruptions and security breaches could have a material adverse effect on us.
Our business is dependent on the successful and uninterrupted functioning of our information technology, telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We currently conduct business through our ten full-service banking offices in Hatboro, Philadelphia, Richboro, Willow Grove, Warminster, Lahaska and West Chester, Pennsylvania and Ocean City, Egg Harbor Township and Marmora, New Jersey. We also maintain an operations center in Blue Bell, Pennsylvania. We own all of our offices, except for the office in Blue Bell. The lease for our Blue Bell office expired in January 2016. We are currently under a month-to-month arrangement for this location. The net book value of the land, buildings, furniture, fixture and equipment owned by us and used in the operation of our businesses was $9.0 million at December 31, 2015.

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

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Equity and Related Stockholder Matters
The Company's common stock is listed on the Nasdaq Stock Market ("Nasdaq") under the trading symbol "FXCB." The following table sets forth the quarterly high and low sales prices of the Company's common stock for the two most recently completed fiscal years, as reported by Nasdaq, as well as information regarding cash dividends declared by the Company for the two most recently completed fiscal years. See Item 1, "—Regulation and Supervision—Bank Regulation—Restrictions on Dividends," "—Regulation and Supervision—Holding Company Regulation—Restrictions on Bank Holding Company Dividends" and Note 13 in the notes to the consolidated financial statements for more information relating to restrictions on the Bank's ability to pay dividends to the Company and on the Company's payment of dividends. As of February 29, 2016, the Company had approximately 952 holders of record of common stock.

	High	Low	Dividends Declared Per Common Share
2015
Fourth Quarter	$20.78	$17.09	$0.14
Third Quarter	$17.70	$16.58	$0.14
Second Quarter	$17.06	$16.19	$0.14
First Quarter	$17.03	$16.05	$0.26
2014
Fourth Quarter	$17.32	$16.17	$0.12
Third Quarter	$17.33	$15.86	$0.12
Second Quarter	$17.14	$15.68	$0.10
First Quarter	$18.08	$16.70	$0.26

Stock Performance Graph
The following graph compares the cumulative total return of the Company common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all SIC). The graph assumes that $100 was invested on December 31, 2010. Cumulative total return assumes reinvestment of all dividends.
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

Total Return Performance
Fox Chase Bancorp, Inc.
NASDAQ Composite
SNL Mid-Atlantic Thrift
Index Value
220
200
180
160
140
120
100
80
60
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Fox Chase Bancorp, Inc.	100.00	107.25	143.39	151.18	151.20	191.65
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Mid-Atlantic Thrift	100.00	77.15	92.71	120.57	127.71	141.18

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1, 2015 through October 31, 2015	—	$—	—	817,172
November 1, 2015 through November 30, 2015	—	$—	—	817,172
December 1, 2015 through December 31, 2015	—	$—	—	817,172
Total	—	$—	—

(1)
In prior years, the Company announced repurchase programs under which it would repurchase, in the aggregate, up to 25% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions. On July 29, 2015, the Board of Directors approved an additional stock repurchase plan (the "July 2015 Plan") under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (578,377 shares). The Company does not intend to repurchase shares of its common stock during the pendency of its merger with Univest. Under all plans, through December 31, 2015, the Company has purchased 3.1 million shares at a cost of $44.5 million.

ITEM 6.    SELECTED FINANCIAL DATA
The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report. The information at December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 is derived in part from the audited consolidated financial statements that appear in this annual report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$1,125,603	$1,094,616	$1,116,622	$1,088,341	$1,015,863
Cash and cash equivalents	7,798	17,213	11,947	25,090	7,586
Investment securities available-for-sale	139,751	134,037	256,557	296,107	248,770
Investment securities held-to-maturity	150,190	170,172	68,397	28,369	41,074
Loans receivable, net	767,683	724,326	720,490	683,865	670,572
Deposits	764,974	711,909	673,715	687,409	676,594
Short-term borrowings	38,496	50,000	80,500	70,500	8,500
FHLB advances	110,000	120,000	150,000	110,000	88,278
Other borrowed funds	30,000	30,000	30,000	30,000	50,000
Total stockholders' equity	176,914	175,911	173,467	181,465	188,192

Operating Data:
Interest income	$40,073	$40,129	$40,129	$41,834	$45,946
Interest expense	5,957	6,635	7,669	10,117	14,495
Net interest income	34,116	33,494	32,460	31,717	31,451
(Credit) provision for loan losses	(995)	1,943	982	3,478	5,734
Net interest income after (credit) provision for loan losses	35,111	31,551	31,478	28,239	25,717
Noninterest income	2,733	2,293	3,790	6,315	3,343
Noninterest expense	24,233	22,231	27,471	27,174	22,069
Income before income taxes	13,611	11,613	7,797	7,380	6,991
Income tax provision	4,065	3,418	2,263	2,318	2,212
Net income	$9,546	$8,195	$5,534	$5,062	$4,779

Per Share Data:
Earnings per share, basic	$0.87	$0.73	$0.49	$0.44	$0.36
Earnings per share, diluted	$0.85	$0.71	$0.48	$0.43	$0.36

	Year Ended December 31,
	2015	2014	2013	2012	2011
Performance Ratios:
Return on average assets	0.87%	0.76%	0.51%	0.50%	0.45%
Return on average equity	5.43	4.63	3.13	2.74	2.36
Interest rate spread (1)	3.00	3.00	2.84	2.83	2.52
Net interest margin (2)	3.20	3.19	3.08	3.21	3.02
Noninterest expense to average assets	2.20	2.05	2.52	2.66	2.07
Efficiency ratio (3)	65.4	61.2	63.7	64.3	63.1
Average interest-earning assets to average interest-bearing liabilities	142.4	134.3	132.5	134.9	133.7
Average equity to average assets	15.94	16.33	16.22	18.12	19.07

Capital Ratios:
Total equity to total assets	15.72	16.07	15.53	16.67	18.53
Common equity tier 1 capital ratio (to risk-weighted assets) (4)	16.69	NA	NA	NA	NA
Tier 1 capital ratio (to risk-weighted assets) (4)	16.69	18.97	18.44	19.45	22.88
Total capital ratio (to risk-weighted assets) (4)	17.68	20.02	19.48	20.48	23.90
Tier 1 leverage ratio (to adjusted average assets) (4)	13.52	13.99	13.12	12.90	15.30

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.36	1.46	1.57	1.61	1.77
Allowance for loan losses as a percent of nonperforming loans	416.81	310.65	131.31	65.23	57.63
Net (recoveries) charge-offs to average outstanding loans during the period	(0.11)	0.38	0.09	0.66	0.94
Nonperforming loans as a percent of total loans	0.33	0.47	1.20	2.46	3.07
Nonperforming assets as a percent of total assets	0.46	0.57	1.35	2.36	2.30
_______________________________________________________________________________

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated statements of condition as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015 that appear elsewhere in this annual report.

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
A secondary source of income is noninterest income, which is revenue that we receive from providing products and services. The majority of our noninterest income generally comes from fee income on deposit accounts, such as cash management fee income on commercial accounts and service charge income on retail accounts, as well as loan fee income from mortgage servicing and lending relationships, such as unused line fees and warehouse line satisfaction fees. We also earn income on bank-owned life insurance and receive income from our investment in Philadelphia Mortgage Advisors. In some years, we recognize income from the sale of securities and assets acquired through foreclosure.
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
Our Business Strategy
Our goal is to be a leading relationship-based business and consumer bank in the markets we serve by delivering a wide array of financial products and personalized customer service. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers. Further, by offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate and providing access to senior officers, we can distinguish ourselves from the larger banks operating in our market area. At the same time, our capital base and greater product mix enables us to effectively compete against smaller banks. The following are the key elements of our business strategy:

•
Improve earnings through our continued emphasis on business banking.  Emphasizing business banking improves our profitability because commercial loans generally produce higher interest rates and the associated commercial business relationships produce higher deposit balances and fee income than consumer relationships. In this regard, we have continued

to add personnel to assist us in increasing our commercial business lending. We are also seeking to increase our commercial deposits, cash management services and fee income through our increase in commercial lending.

•
Maintain asset quality.  We have sought to maintain our asset quality and moderate credit risk by using conservative underwriting standards. Additionally, we have strengthened our oversight of problem assets through the use of a special assets group. The special assets group, which is run by our Chief Operating Officer and consists of other loan and credit administration officers, increases the frequency with which classified and criticized credits are reviewed and aggressively acts to resolve problem assets. Although we intend to continue our efforts to originate commercial real estate and commercial business loans, we intend to manage loan exposures and concentrations through our continued conservative loan underwriting and strong credit administration standards.

•
Improve our funding mix by focusing on core deposits.  Our strategic focus is to emphasize total relationship banking with our customers to internally fund our loan growth. We believe that a continued focus on customer relationships will increase our level of core deposits (demand, savings and money market accounts). We value core deposits because they generally represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. In addition to our retail branch network, we offer on-line banking and a variety of deposit accounts designed for the businesses operating in our market area, including remote capture products, sweep accounts and other cash management products and services.

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

•
Continued expense control.  Management continues to focus on the level of noninterest expense and methods to identify cost savings opportunities, such as reviewing the number of employees, renegotiating key third-party contracts and reducing certain other operating expenses. In this regard, our efficiency ratio was 65.4%, 61.2% and 63.7% for the years ended December 31, 2015, 2014 and 2013, respectively.

•
Continue to serve as a strong community citizen.  As a community bank operating for approximately 145 years, we are uniquely positioned to understand the financial needs of our local customers. Further, we believe it is the role of a community bank to operate as a good corporate citizen. Towards that end, in 2006, we established the Fox Chase Bank Charitable Foundation and funded it with 144,342 shares of Fox Chase common stock and $150,000 in cash. The foundation provides grants to non-profit organizations and programs in the communities we serve. We also provide support to organizations with which our employees and customers are involved through our participation in the Neighborhood Commitment Program.

Pending the closing of the Merger, we intend to continue to adhere to our strategy while operating in the ordinary course of business as required by the Merger Agreement.

Critical Accounting Policies
The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. The estimates and assumptions that we use are based on historical experience and various other factors we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.
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
We establish a general allowance for loans that are not considered impaired to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio and assigning reserve factors to each category. The reserve factors are calculated using the Company's historical losses and loss emergence periods, and are adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include:

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
Deferred Income Taxes.  The Company accounts for income taxes under the asset/liability method.  Deferred tax assets are recognized for future deductible temporary differences and deferred tax liabilities are recognized for future taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
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
Balance Sheet Analysis
General.    Total assets increased $31.0 million, or 2.8%, to $1.13 billion at December 31, 2015 from $1.09 billion at December 31, 2014. Net loans increased $43.4 million, or 6.0%, to $767.7 million at December 31, 2015 from $724.3 million at December 31, 2014. Total securities decreased $14.3 million, or 4.7%, to $289.9 million at December 31, 2015 from $304.2 million at December 31, 2014. Total liabilities increased $30.0 million, or 3.3%, to $948.7 million at December 31, 2015 from $918.7 million at December 31, 2014. Deposits increased $53.1 million from December 31, 2014 to December 31, 2015, offset by decreases in short-term borrowings and FHLB advances of $11.5 million and $10.0 million, respectively. Total stockholders' equity increased $1.0 million, or 0.6%, primarily due to net income of $9.5 million and stock based compensation activity (which includes proceeds received from the exercise of stock options) of $4.4 million, offset by dividends paid of $7.6 million, $4.8 million of common stock repurchased during 2015 and other comprehensive loss of $596,000.
Loans.    The largest segment of our loan portfolio is multi-family and commercial real estate loans. At December 31, 2015, these loans totaled $442.6 million and represented 56.8% of total loans, compared to $388.8 million, or 52.9% of total loans, at December 31, 2014 and $408.4 million, or 55.8% of total loans, at December 31, 2013. This increase reflects the Company's continued emphasis on this type of lending.
Commercial and industrial loans totaled $195.1 million, or 25.1% of total loans, at December 31, 2015, compared to $179.2 million, or 24.4% of total loans, at December 31, 2014 and $168.0 million, or 22.9% of total loans, at December 31, 2013. The increases in 2015 and 2014 reflect the continued success of our middle market team.
One- to four-family residential loans totaled $90.3 million, or 11.6% of total loans, at December 31, 2015, compared to $108.2 million, or 14.7% of total loans, at December 31, 2014 and $127.5 million, or 17.4% of total loans, at December 31, 2013. The decreases in 2015 and 2014 were due to reduced loan originations as a result of management's reluctance to place low-rate, long-term, one- to four-family residential loans on the Company's balance sheet. Given the relatively low interest rates and increased consumer compliance costs, Fox Chase Bank does not presently emphasize this type of lending.
Consumer loans totaled $14.7 million, or 1.9% of total loans, at December 31, 2015, compared to $19.6 million, or 2.6% of total loans, at December 31, 2014 and $22.5 million, or 3.1% of total loans, at December 31, 2013. Given the relatively low interest rates and increased consumer compliance costs, Fox Chase Bank does not presently emphasize this type of lending.
Construction loans totaled $35.8 million, or 4.6% of total loans, at December 31, 2015, compared to $39.5 million, or 5.4% of total loans, at December 31, 2014 and $5.9 million, or 0.8% of total loans, at December 31, 2013. The Bank continues to provide construction financing for retail, multi-family and residential properties.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$90,339	11.6%	$108,208	14.7%	$127,501	17.4%	$158,828	22.9%	$198,669	29.1%
Multi-family and commercial	442,612	56.8	388,821	52.9	408,365	55.8	368,948	53.1	313,060	45.9
Construction	35,794	4.6	39,541	5.4	5,904	0.8	22,591	3.2	18,243	2.7
Total real estate loans	568,745	73.0	536,570	73.0	541,770	74.0	550,367	79.2	529,972	77.7
Consumer loans	14,711	1.9	19,599	2.6	22,478	3.1	30,585	4.4	44,667	6.5
Commercial and industrial loans	195,078	25.1	179,181	24.4	168,013	22.9	113,820	16.4	107,781	15.8
Total loans	778,534	100.0%	735,350	100.0%	732,261	100.0%	694,772	100.0%	682,420	100.0%
Less:
Deferred loan origination costs (fees), net	(289)		(294)		(242)		263		227
Allowance for loan losses	(10,562)		(10,730)		(11,529)		(11,170)		(12,075)
Net loans	$767,683		$724,326		$720,490		$683,865		$670,572

The Company had approximately $179.8 million and $200.1 million of loans in New Jersey at December 31, 2015 and 2014, respectively. Other than the loans in New Jersey, almost all of the Company's loans are in the geographic areas near the Company's branches in Southeastern Pennsylvania.
Loan Maturity. The following tables set forth certain information at December 31, 2015 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees and costs.

	December 31, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Amounts due in:
One year or less	$98	$31,276	$15,955	$357	$49,444	$97,130
More than one year to two years	611	28,468	4,084	363	8,790	42,316
More than two years to three years	2,616	50,430	8,146	541	18,516	80,249
More than three years to five years	2,118	89,322	3,796	2,140	56,982	154,358
More than five years to ten years	11,546	186,496	3,498	4,802	30,720	237,062
More than ten years to fifteen years	4,743	28,867	315	2,326	—	36,251
More than fifteen years	68,607	27,753	—	4,182	30,626	131,168
Total	$90,339	$442,612	$35,794	$14,711	$195,078	$778,534
The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2015 that are due after December 31, 2016 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude deferred loan fees, net.

	Fixed Rates	Floating or Adjustable Rates	Total
		(In thousands)
Real estate loans:
One- to four-family	$85,225	$5,016	$90,241
Multi-family and commercial	314,052	97,284	411,336
Construction	8,605	11,234	19,839
Consumer loans	6,330	8,024	14,354
Commercial and industrial loans	15,299	130,335	145,634
Total	$429,511	$251,893	$681,404

Securities.    Our securities portfolio consists primarily of agency residential mortgage related securities, and, to a lesser extent, private label residential and commercial mortgage securities, obligations of U.S. government agencies and investment grade corporate securities. The amortized cost of total securities decreased $13.1 million, or 4.3%, during 2015. During 2015, principal repayments totaled $48.2 million, other redemptions totaled $5.8 million and amortization of net premiums totaled $1.5 million. Offsetting these decreases were purchases of $42.4 million, including agency residential mortgage related securities totaling $25.2 million, of which, $4.1 million were classified as held-to-maturity and $21.1 million were classified as available-for-sale, corporate securities totaling $16.9 million of which $1.8 million were classified as held-to-maturity and $15.1 million were classified as available-for-sale and one government agency security totaling $300,000.
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
The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for Sale:
Obligations of U.S. government agencies	$301	$299	$300	$302	$300	$308
Corporate securities	17,625	17,541	8,053	8,086	10,145	10,181
Private label commercial mortgage related securities	—	—	—	—	2,118	2,120
Agency residential mortgage related securities	121,195	121,911	123,929	125,649	250,851	243,948
Total available-for-sale securities	$139,121	$139,751	$132,282	$134,037	$263,414	$256,557
Held-to-Maturity:
Corporate securities	$1,776	$1,765	$—	$—	$—	$—
Private label residential mortgage related securities	2,522	2,497	2,979	2,985	—	—
Agency residential mortgage related securities	145,892	145,588	167,193	167,869	68,397	67,491
Total held-to-maturity securities	$150,190	$149,850	$170,172	$170,854	$68,397	$67,491
Total securities	$289,311	$289,601	$302,454	$304,891	$331,811	$324,048

At December 31, 2015, we had no investments in a single issuer (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity.
See Note 3 to the consolidated financial statements for a schedule of gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014.
As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of FHLB of Pittsburgh capital stock. The FHLB stock holding requirement is based on a percentage of the Bank's borrowings and a percentage of the Bank's "eligible assets" as defined by the FHLB. Percentages of borrowings and "eligible assets" used to determine the stock holding requirement are set by the FHLB from a defined range. Maximum percentages are 6.00% of its advances plus 1.00% of the Bank’s "eligible assets." Minimum percentages are 2.00% of its advances plus 0.05% of "eligible assets." Current percentages are 4.00% of advances plus 0.10% of "eligible assets." As of December 31, 2015, the Company had a minimum stock obligation of $2.5 million and a maximum stock obligation of $12.5 million. The Company held $6.7 million in FHLB stock at that date.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2015. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More Than 1 Year to 5 Years		More Than 5 Years to 10 Years		More Than 10 Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale:
Obligations of U.S. government agencies	$—	—%	$299	1.69%	$—	—%	$—	—%	$299	1.69%
Corporate securities	2,526	1.78	15,015	2.11	—	—	—	—	17,541	2.06
Agency residential mortgage related securities	5	6.00	847	4.95	115,031	2.29	6,028	3.68	121,911	2.38
Total available-for-sale securities	$2,531		$16,161		$115,031		$6,028		$139,751
Held-to-Maturity:
Corporate securities	$—	—%	$1,765	2.26%	$—	—%	$—	—%	$1,765	2.26%
Private label residential mortgage related security	—	—	—	—	2,497	2.04	—	—	2,497	2.04
Agency residential mortgage related securities	—	—	5,589	2.70	64,120	2.09	75,879	2.10	145,588	2.12
Total held-to-maturity securities	$—		$7,354		$66,617		$75,879		$149,850
Total securities	$2,531		$23,515		$181,648		$81,907		$289,601

Real Estate Held for Investment.    Fox Chase Bank had real estate held for investment of $1.6 million at December 31, 2015 and 2014, which represented undeveloped land located in Absecon, New Jersey. In accordance with regulatory guidelines, because this real estate held for investment was not sold or placed in service by June 2011 (eight years from acquisition), for regulatory reporting purposes, the full amount of this asset is recorded as a reduction of risk-based capital at December 31, 2015 and 2014.
Cash and Cash Equivalents.    Our primary source of short-term liquidity is comprised of branch working cash, a reserve requirement account at the Federal Reserve, an account at the FHLB of Pittsburgh and money market accounts. Cash and cash equivalents decreased $9.4 million from $17.2 million at December 31, 2014 to $7.8 million at December 31, 2015.
Bank-owned Life Insurance. The Company has invested in bank-owned life insurance ("BOLI"). BOLI involves the purchasing of life insurance by the Company for certain employees and directors. The Company is the owner and beneficiary of the policies, however certain policies include split-dollar endorsements. Under these endorsements, beneficiaries of the insured individuals are entitled to a portion of the proceeds from the policy upon death of the insured. During 2015, the Company purchased $10.0 million of additional BOLI. At December 31, 2015, the Company owned BOLI totaling $25.7 million.
Deposits.    Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing NOW accounts, money market accounts, savings accounts, brokered deposits and certificates of deposit. These deposits are provided primarily by individuals and businesses within our market areas. Deposits increased $53.1 million, or 7.5%, for 2015, primarily as a result of increases in money market accounts of $19.5 million, NOW accounts of $15.4 million, savings and club accounts of $13.1 million, brokered deposits of $7.7 million, and noninterest bearing deposits of $1.5 million, offset by a decrease in certificates of deposit of $4.2 million. The increase in money market accounts was primarily due to deposits obtained from municipalities. The increase in NOW accounts and savings and club accounts and was primarily due to growth within the Advantage checking and Advantage savings product lines. The increase in brokered deposits was driven by the Company's desire to access this type of low-cost deposit funding. The decrease in non-brokered certificates of deposit was due to maturities during the period exceeding new issuances.
Deposits increased $38.2 million, or 5.7%, for 2014, primarily as a result of increases in noninterest bearing deposits of $68.0 million and savings and club accounts of $21.7 million, offset by decreases in certificates of deposit of $37.7 million, money market accounts of $11.2 million, NOW accounts of $2.2 million and brokered deposits of $517,000. The increase in noninterest-bearing demand accounts was primarily due to deposits obtained from commercial borrowing relationships. The increase in savings and club accounts was primarily due to promotional offerings within the Advantage Savings product line during 2014. The decrease in non-brokered certificates of deposit was due to maturities during the period exceeding new issuances. The decrease in money market accounts was primarily due to the Company not offering promotional rates during 2014.

The following table sets forth the balances of our deposit products at the dates indicated.

	December 31,
	2015		2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand accounts	$170,327	—%	$168,791	—%	100,748	—%
NOW accounts	97,838	0.20	82,417	0.21	84,569	0.21
Money market accounts	93,325	0.28	73,802	0.22	85,017	0.20
Savings and club accounts	142,966	0.45	129,893	0.37	108,183	0.22
Brokered deposits	78,481	0.76	70,817	0.73	71,334	0.56
Certificates of deposit	182,037	0.88	186,189	0.87	223,864	1.26
Total	$764,974	0.43%	$711,909	0.42%	$673,715	0.56%

The following table indicates the amount of certificates of deposit greater than or equal to $100,000 by time remaining until maturity at December 31, 2015. Brokered deposits in the amount of $78.5 million at December 31, 2015 are not included in total certificates of deposit greater than or equal to $100,000.

Maturity Period at December 31, 2015	Certificates of Deposit ≥ $100,000
(In thousands)
Three months or less	$3,437
Over three through six months	3,950
Over six through twelve months	8,480
Over twelve months	30,908
Total	$46,775

The following table sets forth all time deposits (including brokered deposits) classified by rates at the dates indicated.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
0.00 - 1.00%	$176,822	$194,251	$211,147
1.01 - 2.00%	72,445	41,049	31,384
2.01 - 3.00%	8,600	15,917	22,098
3.01 - 4.00%	2,066	2,844	18,566
4.01 - 5.00%	585	2,945	11,855
5.01 - 6.00%	—	—	148
6.01 - greater	—	—	—
Total	$260,518	$257,006	$295,198

The following table sets forth the amount and maturities of time deposits, including brokered deposits, classified by rates at December 31, 2015.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$128,536	$31,581	$8,484	$8,221	$176,822	67.87%
1.01 - 2.00%	2,307	40,147	21,960	8,031	72,445	27.81
2.01 - 3.00%	4,616	—	—	3,984	8,600	3.30
3.01 - 4.00%	64	152	672	1,178	2,066	0.79
4.01 - 5.00%	111	474	—	—	585	0.23
5.01 - 6.00%	—	—	—	—	—	—
6.01 - greater	—	—	—	—	—	—
Total	$135,634	$72,354	$31,116	$21,414	$260,518	100.00%

Borrowings.    During 2015, three FHLB advances matured totaling $30.0 million and the Company obtained two additional term FHLB advances totaling $20.0 million. As of December 31, 2015, Fox Chase Bank had outstanding borrowings of $110.0 million with the FHLB and $30.0 million with another commercial bank. During 2014, three FHLB advances matured totaling $40.0 million and the Company obtained one additional term FHLB advance totaling $10.0 million. As of December 31, 2014, Fox Chase Bank had outstanding borrowings of $120.0 million with the FHLB and $30.0 million with another commercial bank.
Short-term borrowings consist of overnight borrowings plus term borrowings with an original maturity less than one year. Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB. As of December 31, 2015, the Company had $38.5 million of FHLB overnight borrowings. The weighted average rates for these borrowings was 0.43%. As of December 31, 2014, the Company had $50.0 million of short-term borrowings consisting of $35.0 million of overnight borrowings and $15.0 million of short-term borrowings with an original maturity less than one year. The weighted average rates for these borrowings was 0.31% and 0.33%, respectively.
The following table summarizes the Company's borrowing activity as of and for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end during the period	$214,000	$254,900	$260,500
Average borrowings outstanding during the period	168,012	214,980	213,175
Weighted average interest rate during the period	1.76%	1.59%	1.56%
Balance outstanding at end of period	$178,496	$200,000	$260,500
Weighted average interest rate at end of period	1.74%	1.65%	1.35%

During January 2015, the Bank modified the four non-callable fixed rate borrowings totaling $25.0 million. Prior to the modification, the borrowings had a weighted average fixed rate of 3.33% and a weighted average term to maturity of 3.8 years. Subsequent to the modification, the borrowings have a weighted average variable rate of one-month LIBOR plus 1.79% and a weighted average term to maturity of 5.0 years.

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013
Overview.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$9,546	$8,195	$5,534
Basic earnings per share	0.87	0.73	0.49
Diluted earnings per share	0.85	0.71	0.48
Return on average assets	0.87%	0.76%	0.51%
Return on average equity	5.43	4.63	3.13
Average equity to average assets	15.94	16.33	16.22
2015 vs. 2014.    Net income increased $1.4 million, or 16.5%, for 2015 compared to 2014. The 2015 results included an increase in net interest income of $622,000, a decrease of $2.9 million in the provision for loan losses, an increase of $440,000 in noninterest income, offset by an increase of $2.0 million in noninterest expense and an increase in tax provision of $647,000. Noninterest expense in 2015 included $1.3 million related to the core data processing systems conversion and $487,000 related to the previously announced merger with Univest.
2014 vs. 2013.    Net income increased $2.7 million, or 48.1%, for 2014 compared to 2013. The 2014 results included an increase in net interest income of $1.0 million, an increase of $1.0 million in the provision for loan losses, a decrease of $1.5 million in noninterest income, a decrease of $5.2 million in noninterest expense and an increase in tax provision of $1.2 million.
Net Interest Income.
2015 vs. 2014.    Net interest income increased $622,000, or 1.9%, to $34.1 million for 2015 compared to $33.5 million for 2014. The net interest margin was 3.20% for 2015 compared to 3.19% for 2014. The increase in net interest income was primarily attributable to increases in commercial loans and noninterest-bearing deposits and a decrease in the average balance and rate paid on certificates of deposit.
Total interest income was $40.1 million in 2015 which was unchanged from 2014. Interest and fees on loans increased $361,000, or 1.1%, to $33.1 million in 2015 driven primarily by a $29.5 million increase in average loan balances (due to an increase in commercial loans, offset by decreases in residential and consumer loans), offset by a 13 basis point decrease in yield, which was a result of the sustained low interest rate environment. Interest and dividends on investment securities decreased $435,000, or 5.9%, due to a $20.4 million reduction in average balances.
Total interest expense decreased $678,000, or 10.2%, to $6.0 million for 2015 compared to $6.6 million for 2014, due primarily to a $462,000 decrease in interest expense on borrowings and a $216,000 decrease in interest expense on deposits. The decrease in interest expense on borrowings was primarily the result of a $47.0 million reduction of average borrowings and the modification of four non-callable fixed rate borrowings totaling $25.0 million during January 2015. Prior to the modification, these borrowings had a weighted average fixed rate of 3.33% and a weighted average term to maturity of 3.8 years. Subsequent to the modification, the borrowings have a weighted average variable rate of one-month LIBOR plus 1.79% and a weighted average term to maturity of 5.0 years. This modification resulted in a $339,000 decrease in interest expense on other borrowed funds. The decrease in interest expense on deposits was due to a 6 basis point decrease in the average rate paid on interest-bearing deposits, offset by a $14.6 million increase in the average outstanding balances.
2014 vs. 2013.    Net interest income increased $1.0 million, or 3.2%, to $33.5 million for 2014 compared to $32.5 million for 2013. The net interest margin was 3.19% for 2014 compared to 3.08% for 2013. The increase in net interest income was primarily attributable to decreases in interest-bearing liabilities and their respective costs and increases in noninterest-bearing deposits.
Total interest income was $40.1 million in 2014 which was unchanged from 2013. Interest and fees on loans increased $50,000, or 0.2%, to $32.7 million in 2014 driven primarily by a $16.8 million increase in average loan balances offset by a 10 basis point decrease in yield which is a result of the sustained low interest rate environment. Interest income on mortgage-related securities decreased $300,000, or 4.2%, due to a $20.8 million reduction in average balances, offset by a 5 basis points increase in yield driven by reduced premium amortization resulting from reduced prepayment speeds. Interest and dividends on investment securities increased $245,000, or 77.0%, due to increased dividends on FHLB stock.
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

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$14,762	$25	0.17%	$8,316	$7	0.08%	$5,921	$2	0.04%
Investment securities
Available-for-sale	143,056	3,640	2.54%	221,441	5,310	2.40%	297,218	6,470	2.18%
Held-to-maturity	162,770	3,347	2.06%	104,760	2,112	2.02%	51,875	1,007	1.94%
Total investment securities	305,826	6,987	2.28%	326,201	7,422	2.28%	349,093	7,477	2.14%
Loans:
Residential loans	100,045	4,634	4.63%	119,239	5,595	4.69%	142,620	6,691	4.69%
Commercial loans	628,099	27,627	4.40%	575,727	26,118	4.54%	530,741	24,714	4.66%
Consumer loans	17,010	800	4.70%	20,707	987	4.77%	25,499	1,245	4.88%
Total Loans	745,154	33,061	4.44%	715,673	32,700	4.57%	698,860	32,650	4.67%
Allowance for loan losses	(11,008)			(11,458)			(11,438)
Net loans	734,146	33,061		704,215	32,700		687,422	32,650
Total interest-earning assets	1,054,734	40,073	3.80%	1,038,732	40,129	3.86%	1,042,436	40,129	3.81%
Noninterest-earning assets	47,604			44,156			49,202
Total assets	$1,102,338			$1,082,888			$1,091,638
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$177,335	$396	0.22%	$179,578	$386	0.21%	$165,931	$344	0.21%
Savings accounts	131,420	501	0.38%	112,358	275	0.24%	98,661	141	0.14%
Brokered deposits	65,442	525	0.80%	62,121	450	0.72%	64,976	391	0.60%
Certificates of deposit	198,635	1,578	0.79%	204,137	2,105	1.03%	243,919	3,468	1.42%
Total interest-bearing deposits	572,832	3,000	0.52%	558,194	3,216	0.58%	573,487	4,344	0.76%
Short-term borrowings	27,689	94	0.34%	41,000	127	0.31%	47,368	130	0.28%
FHLB advances	110,323	2,198	1.99%	143,980	2,288	1.59%	135,807	2,188	1.61%
Other borrowed funds	30,000	665	2.22%	30,000	1,004	3.35%	30,000	1,007	3.36%
Total borrowings	168,012	2,957	1.76%	214,980	3,419	1.59%	213,175	3,325	1.56%
Total interest-bearing liabilities	740,844	5,957	0.80%	773,174	6,635	0.86%	786,662	7,669	0.97%
Noninterest-bearing deposits	179,920			125,264			121,101
Other noninterest-bearing liabilities	5,898			7,569			6,851
Total liabilities	926,662			906,007			914,614
Stockholders’ equity	175,351			178,068			177,141
Accumulated comprehensive income	325			(1,187)			(117)
Total stockholders' equity	175,676			176,881			177,024
Total liabilities and stockholders’ equity	$1,102,338			$1,082,888			$1,091,638
Net interest income		$34,116			$33,494			$32,460
Interest rate spread			3.00%			3.00%			2.84%
Net interest margin			3.20%			3.19%			3.08%
Average interest-earning assets to average interest-bearing liabilities			142.37%			134.35%			132.51%

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

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Compared to			Compared to
	Year Ended December 31, 2014			Year Ended December 31, 2013
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest Income:	(In thousands)
Interest-earning demand deposits	$13	$5	$18	$4	$1	$5
Investment securities
Available-for-sale	209	(1,879)	(1,670)	511	(1,671)	(1,160)
Held-to-maturity	65	1,170	1,235	79	1,026	1,105
Total investment securities	274	(709)	(435)	590	(645)	(55)
Loans:
Residential loans	(60)	(901)	(961)	1	(1,097)	(1,096)
Commercial loans	(867)	2,376	1,509	(690)	2,094	1,404
Consumer loans	(11)	(176)	(187)	(24)	(234)	(258)
Total loans	(938)	1,299	361	(713)	763	50
Total interest-earning assets	(651)	595	(56)	(119)	119	—

Interest Expense:
NOW and money market deposits	15	(5)	10	13	29	42
Savings accounts	180	46	226	114	20	134
Brokered deposits	51	24	75	77	(18)	59
Certificates of deposit	(471)	(56)	(527)	(797)	(566)	(1,363)
Total interest-bearing deposits	(225)	9	(216)	(593)	(535)	(1,128)

Short-term borrowings	8	(41)	(33)	14	(17)	(3)
FHLB advances	445	(535)	(90)	(32)	132	100
Other borrowed funds	(339)	—	(339)	(3)	—	(3)
Total borrowings	114	(576)	(462)	(21)	115	94
Total interest-bearing liabilities	(111)	(567)	(678)	(614)	(420)	(1,034)
Net change in net interest income	$(540)	$1,162	$622	$495	$539	$1,034

Provision for Loan Losses.
The following table presents the activity within the allowance for loan losses, including the provision for loan losses, during 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance, beginning	$10,730	$11,529	$11,170
(Credit) provision for loan losses	(995)	1,943	982
Loans charged off	(364)	(2,835)	(713)
Recoveries	1,191	93	90
Balance, ending	$10,562	$10,730	$11,529

2015 vs. 2014. Fox Chase Bancorp recorded a credit to the provision for loan losses of $995,000 in 2015 compared to a provision for loan losses $1.9 million in 2014. The credit to the provision in 2015 was primarily due to $1.2 million of recoveries during the year on previously charged-off loans. The Company recorded net loan recoveries of $827,000 during the year ended December 31, 2015, compared to net charge-offs of $2.7 million during the year ended December 31, 2014.
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
Noninterest Income.  The following table shows the components of noninterest income and the percentage changes for 2015, 2014 and 2013.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2015	2014	2013	2015/2014		2014/2013
	(Dollars in thousands)
Service charges and other fee income	$1,572	$1,604	$1,694	$(32)	(2.0)%	$(90)	(5.3)%
Net (loss) gain on sale of assets acquired through foreclosure	(12)	(68)	484	56	82.4	(552)	(114.0)
Income on bank-owned life insurance	661	480	470	181	37.7	10	2.1
Equity in earnings of affiliate	303	172	445	131	76.2	(273)	(61.3)
Other	209	105	165	104	99.0	(60)	(36.4)
Net gains on sale of investment securities	—	—	532	—	—	(532)	(100.0)
Total Noninterest Income	$2,733	$2,293	$3,790	$440	19.2%	$(1,497)	(39.5)%

2015 vs. 2014.    Noninterest income increased $440,000, or 19.2%, for the year ended December 31, 2015. Income on bank-owned life insurance increased $181,000 due to the purchase of policies totaling $10.0 million during the quarter ended September 30, 2015. Equity in earnings of affiliate increased $131,000 due to increased income on the Bank’s investment in Philadelphia Mortgage Advisors as a result of increased mortgage loan volume during 2015. Other noninterest income increased $104,000 primarily due to increased merchant services revenue. Net loss on sale of assets acquired through foreclosure decreased $56,000 due to four properties being sold with a combined net loss on sale of $12,000 in 2015 compared to four sales during 2014, which resulted in a loss on sale of $68,000.
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

Noninterest Expense.   The following table shows the components of noninterest expense and the percentage changes for 2015, 2014 and 2013.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2015	2014	2013	2015/2014		2014/2013
	(Dollars in thousands)
Salaries, benefits and other compensation	$15,470	$14,380	$14,338	$1,090	7.6%	$42	0.3%
Occupancy expense	1,663	1,709	1,689	(46)	(2.7)	20	1.2
Furniture and equipment expense	358	390	469	(32)	(8.2)	(79)	(16.8)
Data processing costs	2,311	1,542	1,537	769	49.9	5	0.3
Professional fees	1,970	1,417	1,691	553	39.0	(274)	(16.2)
Marketing expense	192	302	248	(110)	(36.4)	54	21.8
FDIC premiums	509	571	709	(62)	(10.9)	(138)	(19.5)
Assets acquired through foreclosure expense	247	420	5,201	(173)	(41.2)	(4,781)	(91.9)
Other	1,513	1,500	1,589	13	0.9	(89)	(5.6)
Total Noninterest Expense	$24,233	$22,231	$27,471	$2,002	9.0%	$(5,240)	(19.1)%

2015 vs. 2014.    Noninterest expense increased $2.0 million, or 9.0%, for the year ended December 31, 2015. The increase was primarily due to the Company incurring $1.8 million of one-time costs, of which $1.3 million related to the core data processing systems conversion and $487,000 related to the previously announced merger with Univest. For the year ended December 31, 2015, systems conversion and merger related costs are captured in the following noninterest expense categories: Salary, benefits and other compensation ($149,000), data processing costs ($632,000), professional fees ($883,000) and other ($94,000). Additionally, salaries, benefits and other compensation expense also increased as a result of annual merit increases and increased staffing and benefits costs. Assets acquired through foreclosure expense decreased $173,000, primarily due to decreases in valuation adjustments of $168,000.  Valuation adjustments on assets acquired through foreclosure totaled $137,000 in 2015. FDIC premiums decreased $62,000 due to reduced assessment rates.
2014 vs. 2013.    Noninterest expense decreased $5.2 million, or 19.1%. Assets acquired through foreclosure expense decreased $4.8 million, primarily due to decreases in valuation adjustments of $4.7 million.  Valuation adjustments on assets acquired through foreclosure totaled $305,000 in 2014. Valuation adjustments on assets acquired through foreclosure for 2013 totaled $5.0 million. Professional fees decreased $274,000, primarily due to reduced loan workout costs. FDIC premiums decreased $138,000 due to reduced assessment rates. Furniture and equipment expense decreased $79,000 as certain assets at the Bank's operations center in Blue Bell, PA became fully depreciated in 2014. Other noninterest expense decreased $89,000 primarily due to reduced supervisory assessments associated with the Bank's charter conversion at the end of 2013.
Income Taxes.
2015 vs. 2014.    Income tax expense for 2015 and 2014 was $4.1 million and $3.4 million, respectively.  The Company’s effective income tax rate for 2015 and 2014 was 29.9% and 29.4%, respectively. These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income. The income tax rate of 2015 includes the reversal of a $182,000 valuation allowance on certain state deferred tax assets, which occurred during the three months ended March 31, 2015. Excluding this reversal, the effective income tax rate for 2015 was 31.2%.
2014 vs. 2013.    Income tax expense for 2014 and 2013 was $3.4 million and $2.3 million, respectively.  The Company’s effective income tax rate for 2014 and 2013 was 29.4% and 29.0%, respectively. These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.
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

The following table provides information with respect to our nonperforming assets and impaired loans by segment at the dates indicated.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccruing Loans:
One- to four-family real estate	$583	$1,741	$2,390	$3,355	$6,885
Multi-family and commercial real estate	1,074	1,395	3,031	5,284	3,814
Construction	—	—	3,231	6,434	6,372
Consumer	159	243	128	2,051	7
Commercial and industrial	718	75	—	—	—
Total	$2,534	$3,454	$8,780	$17,124	$17,078

Accruing Loans Past Due 90 Days or More:
Consumer	—	—	—	—	3,875
Total	$—	$—	$—	$—	$3,875

Nonperforming Loans	2,534	3,454	8,780	17,124	20,953

Assets Acquired Through Foreclosure	2,623	2,814	6,252	8,524	2,423
Total Nonperforming Assets	$5,157	$6,268	$15,032	$25,648	$23,376

Total nonperforming loans to total loans	0.33%	0.47%	1.20%	2.46%	3.07%
Total nonperforming loans to total assets	0.23	0.32	0.79	1.57	2.06
Total nonperforming assets to total assets	0.46	0.57	1.35	2.36	2.30

Impaired Loans:
Nonaccruing loans	$2,534	$3,454	$8,780	$17,124	$17,078
Accruing troubled debt restructurings	6,440	3,624	6,786	7,388	7,207
Other impaired loans	4,352	4,454	—	—	6,229
Total impaired loans	$13,326	$11,532	$15,566	$24,512	$30,514

At December 31, 2015, nonperforming assets were comprised of the following:

•	Two multi-family and commercial real estate loans, the largest of which is secured by rental properties located in the Greater Philadelphia Area.

•	One commercial and industrial loan relationship secured by the assets of a professional services firm in the greater Philadelphia area.

•	Five one- to four-family loans, the largest of which is secured by a single-family home located in Atlantic County, New Jersey.

•	Seven consumer loan relationships which are secured by second or third lien mortgage positions.

•	Assets acquired through foreclosure consisting of five properties with a total carrying value of $2.6 million.
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
The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	December 31,
	2015	2014	2013
	(In thousands)
Special mention assets	$15,757	$14,141	$15,091
Substandard assets	11,896	13,313	18,664
Doubtful assets	—	—	—
Total criticized and classified assets	$27,653	$27,454	$33,755

At December 31, 2015, substandard assets were comprised of: (1) $2.5 million in nonaccrual loans and $2.6 million of assets acquired through foreclosure identified in the nonperforming asset table; (2) $5.1 million related to two loan relationships that are current on principal and interest payments but are classified due to weaknesses in each of the borrower's underlying businesses; and (3) $1.6 million in real estate held for investment related to our Absecon, New Jersey property.
At December 31, 2015, Fox Chase Bank had six loan relationships classified as special mention, which were comprised of five multi-family and commercial real estate relationships totaling $14.0 million and one commercial and industrial relationship totaling $1.8 million.
Delinquencies.    The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	December 31,
	2015		2014		2013
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
One- to four-family real estate	$865	$685	$—	$145	$172	$—
Multi-family and commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	156	—	113	—	241	5
Commercial and industrial	—	—	—	—	—	—
Total	$1,021	$685	$113	$145	$413	$5

At December 31, 2015, delinquent loans were comprised of twelve one- to four-family real estate loans and three consumer loans.
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

The following table provides the number of TDRs (accruing and nonaccruing) and their related balances as of the dates indicated.

	December 31,
	2015		2014		2013
	# of TDRs	Recorded Investment	# of TDRs	Recorded Investment	# of TDRs	Recorded Investment
	(In thousands)
One- to four-family real estate	4	$969	6	$1,224	5	$838
Multi-family and commercial real estate	3	2,714	1	1,065	2	6,191
Construction	1	3,867	1	2,723	1	3,231
Consumer	1	12	1	13	1	13
Commercial and industrial	—	—	—	—	—	—
Total	9	$7,562	9	$5,025	9	$10,273
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
Allowance Required for Impaired Loans.    A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect future payments of principal or interest as contractually due. The Company applies its normal loan review procedures in determining if a loan is impaired, which includes reviewing the collectability of delinquent and internally classified loans on a regular basis and at least quarterly. In determining the likelihood of collecting principal and interest, the Company considers all available and relevant information, including the borrower's actual and projected cash flows, balance sheet strength, liquidity and overall financial position. Additionally, all loans classified as a TDR are considered impaired. When a loan is classified as impaired, an impairment analysis is performed within the quarter in which a loan is identified as impaired to determine if a valuation allowance is needed. The Company reexamines each of its impaired loans on a quarterly basis to determine if any adjustment to the net carrying amount of a loan is required. The Company recognizes charge-offs associated with impaired loans when all or a portion of a loan is considered to be uncollectible.
In measuring impairment, the Company determines whether or not the loan is collateral dependent. A loan is collateral dependent if repayment is expected to be provided solely by the underlying collateral, which includes repayment from the proceeds from the sale of the collateral, cash flows from the continued operation of the collateral, or both, and there are no other available and reliable repayment sources. To determine the initial amount of impairment for a collateral dependent loan, the Company utilizes a recent appraisal, an agreement of sale or a letter of intent. If the fair value of the underlying collateral, less costs to sell, is less than the loan's carrying amount, the Company establishes a provision to the allowance for loan losses in the amount of the difference between fair value, less costs to sell, and the loan's carrying amount. In subsequent periods, the Company takes into consideration current facts and circumstances in analyzing whether the fair value of the collateral has increased or decreased significantly such that a change to the corresponding valuation allowance is required. If current facts and circumstances are insufficient to determine fair value, the Company obtains a new appraisal. Further, the Company's policy is to obtain an appraisal on each collateral dependent impaired loan greater than $250,000 annually except in instances where a management prepared discounted cash flow analysis is deemed to be an appropriate valuation method.
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
At December 31, 2015, the Company had $13.3 million of impaired loans comprised of: (1) $2.5 million of nonaccrual loans (See —Analysis of Nonperforming and Classified Assets) (2) $6.4 million of accruing TDRs (See —Troubled Debt Restructurings) and (3) a $4.4 million accruing commercial real estate loan which was reclassified from an accruing TDR to an other impaired loan during 2014. This classification occurred as part of our annual assessment where TDRs that have performed in accordance with the new terms for six consecutive months, are in a current status, reflected a market rate of interest at the time of the restructuring and cross over a year end are considered cured and are no longer classified as TDRs.
Management has recorded an allowance for loan losses on impaired loans of $787,000 at December 31, 2015 relating to $11.1 million in impaired loans. At December 31, 2015, the Company had $2.2 million of impaired loans that had no related valuation allowance.
General Valuation Allowance on the Remainder of the Loan Portfolio.    We establish a general allowance for loans that are not considered impaired to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio and assigning reserve factors to each category. The reserve factors are calculated using the Company's historical losses and loss emergence periods, and are adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include:

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
For multi-family and commercial real estate and commercial and industrial loan relationships originated in the last twelve months, management reviews and provides a loss factor for each individual loan relationship. Generally, management believes the risk of default on recently underwritten loans is relatively low at the time of origination and increases with time, at some point moderating. This is supported by the concept that the fair value of the loan at inception approximates its book value. These loan relationships are reviewed on a quarterly basis, and allowance for loan loss factors adjusted commensurate with assessed changes in the loan's risk.
At December 31, 2015, our allowance for loan losses was $10.6 million, which represented 1.36% of total loans and 416.8% of nonperforming loans. At December 31, 2015, the allowance for loan losses for impaired loans was $787,000 and the general valuation allowance for the loan portfolio was $9.8 million. At December 31, 2014, our allowance for loan losses was $10.7 million, which represented 1.46% of total loans and 310.7% of nonperforming loans. At December 31, 2014, the allowance for loan losses for impaired loans was $552,000 and the general valuation allowance for the loan portfolio was $10.2 million.
The allowance for loan losses at December 31, 2015 and 2014 represent application of loan loss policies, which comply with U.S. generally accepted accounting principles and all regulatory guidance.
We identify loans that may need to be charged off as a loss by reviewing all nonperforming, delinquent, criticized and TDR loans which we have concerns about collectability. A loan is charged off when in our judgment; the loan or portion of a loan is considered uncollectible.

The following table sets forth the breakdown of impaired loans by loan segment as of December 31, 2015.

	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$583	$877	$—	$1,460	$117	$1,343
Multi-family and commercial	1,074	1,685	4,352	7,111	6,340	771
Construction	—	3,866	—	3,866	3,866	—
Consumer loans	159	12	—	171	57	114
Commercial and industrial	718	—	—	718	718	—
Total	$2,534	$6,440	$4,352	$13,326	$11,098	$2,228
At December 31, 2015, two TDRs totaling $1.1 million are excluded from the accruing TDR column above as they are included in nonaccrual loans.  Of this amount, $1.0 million relates to one multi-family and commercial real estate loan and $93,000 relates to one residential loan.

The following table sets forth the allowance for loan loss for impaired loans and general allowance by loan segment as of December 31, 2015.

	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$3	$—	$—	$3	$359	$362
Multi-family and commercial	119	46	374	539	5,925	6,464
Construction	—	135	—	135	445	580
Consumer loans	56	—	—	56	78	134
Commercial and industrial	54	—	—	54	2,618	2,672
Unallocated	—	—	—	—	350	350
Total allowance for loan losses	$232	$181	$374	$787	$9,775	$10,562
The following table sets forth the breakdown of the total allowance for loan losses by loan segment at the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family real estate	$362	11.6%	$405	14.7%	$403	17.4%	$642	22.9%	$1,760	29.1%
Multi-family and commercial real estate	6,464	56.8	5,990	52.9	7,141	55.8	6,327	53.1	6,112	45.9
Construction	580	4.6	1,038	5.4	324	0.8	873	3.2	869	2.7
Consumer	134	1.9	184	2.6	153	3.1	232	4.4	455	6.5
Commercial and industrial	2,672	25.1	2,753	24.4	3,051	22.9	2,630	16.4	2,657	15.8
Unallocated	350	—	360	—	457	—	466	—	222	—
Total allowance for loan losses	$10,562	100.0%	$10,730	100.0%	$11,529	100.0%	$11,170	100.0%	$12,075	100.0%

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
Analysis of Loan Loss Experience.    The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance at beginning of period	$10,730	$11,529	$11,170	$12,075	$12,443
Charge-offs:
Real estate loans:
One- to four-family real estate	347	6	179	1,408	567
Multi-family and commercial real estate	16	811	463	887	1,290
Construction	—	—	—	340	3,445
Consumer	1	16	71	1,892	433
Commercial and industrial	—	2,002	—	—	596
Total charge-offs	364	2,835	713	4,527	6,331
Recoveries	1,191	93	90	144	229
Net (recoveries) charge-offs	(827)	2,742	623	4,383	6,102
(Credit) provision for loan losses	(995)	1,943	982	3,478	5,734
Allowance at end of period	$10,562	$10,730	$11,529	$11,170	$12,075
Allowance for loan losses to nonperforming loans	416.8%	310.7%	131.3%	65.2%	57.6%
Allowance for loan losses to total loans at the end of the period	1.36	1.46	1.57	1.61	1.77
Net (recoveries) charge-offs to average loans outstanding during the period	(0.11)	0.38	0.09	0.66	0.94
The increased recoveries during 2015, primarily related to two relationships for which charge-offs had been recognized in previous years. The increased commercial and industrial loan charge-offs during 2014 primarily related to one relationship which defaulted during the year. The Company recorded a $2.0 million charge-off and the remainder of the loan was paid off during 2014.
The following table provides a rollforward of the allowance for loan losses by loan segment from December 31, 2014 to December 31, 2015.

	Year Ended December 31, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$405	$5,990	$1,038	$184	$2,753	$360	$10,730
Provision (credit) for loan losses	303	425	(753)	(874)	(86)	(10)	(995)
Loans charged off	(347)	(16)	—	(1)	—	—	(364)
Recoveries	1	65	295	825	5	—	1,191
Balance, ending	$362	$6,464	$580	$134	$2,672	$350	$10,562

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
The following table presents the change in the Company's net portfolio value at December 31, 2015 and net interest income over the next 12 months that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets		Estimated Change in Net Interest Income Over Next 12 Months
Basis Point ("bp") Change in Rates	Amount	Change	% Change	NPV Ratio	Change	Amount	% Change
	(Dollars in thousands)
400	$155,460	$(45,815)	(22.8)%	13.8%	(4.1)%	$1,188	3.5%
300	166,866	(34,409)	(17.1)	14.8	(3.1)	1,385	4.1
200	178,812	(22,463)	(11.2)	15.9	(2.0)	1,102	3.3
100	189,724	(11,551)	(5.7)	16.9	(1.0)	443	1.3
—	201,275	—	—	17.9	—	—	—
(100)	202,431	1,156	0.6	18.0	0.1	(1,497)	(4.4)

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
As of December 31, 2015, our third party vendor prepared model indicates that we are asset sensitive indicating that our assets will likely reprice faster than our liabilities. Accordingly, as modeled, an increase in interest rates will likely result in an increase in net interest income and a decrease in interest rates will likely result in a reduction of net interest income, as shown in the table above.
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
Non-maturity deposits (demand deposits in particular), are recognized by the Company’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods in order to capture that sensitivity. The following table presents the Company’s gap analysis as of December 31, 2015:

	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$3,413	$3,413
Interest-earning demand deposits in other banks	4,385	—	—	—	—	4,385
Investment securities	12,370	40,088	150,494	93,724	—	296,676
Loans, net of allowance for loan losses	351,521	79,237	297,519	50,418	(10,562)	768,133
Other Assets	—	—	—	—	52,996	52,996
Total assets	$368,276	$119,325	$448,013	$144,142	$45,847	$1,125,603

Liabilities and shareholders' equity:
Non-interest bearing deposits	$—	$—	$—	$—	$170,327	$170,327
Interest bearing deposits	270,112	85,517	204,861	34,157	—	594,647
Short-term borrowings	38,496	—	—	—	—	38,496
FHLB advances	20,000	15,000	75,000	—	—	110,000
Other borrowed funds	25,000	—	5,000	—	—	30,000
Other liabilities	—	—	—	—	5,219	5,219
Shareholders' equity	—	—	—	—	176,914	176,914
Total liabilities and shareholders' equity	$353,608	$100,517	$284,861	$34,157	$352,460	$1,125,603
Incremental gap	$14,668	$18,808	$163,152	$109,985	$(306,613)
Cumulative gap	$14,668	$33,476	$196,628	$306,613
Cumulative gap as a percentage of total assets	1.30%	2.97%	17.47%	27.24%

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
Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2015, cash and cash equivalents totaled $7.8 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $139.8 million at December 31, 2015.  In addition, at December 31, 2015, we had the ability to borrow a total of approximately $478.8 million from the FHLB of which we had $110.0 million outstanding.  As of December 31, 2015, the Bank also had a maximum borrowing capacity of $59.9 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of December 31, 2015, the Bank had overnight borrowing facilities with the FHLB of Pittsburgh and the Federal Reserve Bank as well as federal funds lines of credit with three other commercial banks.
At December 31, 2015, we had $169.5 million in commitments outstanding, which consisted of $6.2 million in home equity and consumer loan commitments, $148.4 million in commercial loan commitments, $14.4 million in standby letters of credit, and $495,000 in commercial letters of credit.
Certificates of deposit due within one year of December 31, 2015 totaled $135.6 million, including $56.1 million of brokered deposits, representing 52.1% of certificates of deposit at December 31, 2015, a decrease from 53.6% at December 31, 2014.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016.
The following table presents certain of our contractual obligations as of December 31, 2015.

		Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations	Total
	(In thousands)
December 31, 2015
Operating lease obligations (1)	$36	$36	$—	$—	$—
FHLB advances and other borrowings (2)	185,101	76,346	88,236	20,519	—
Other long-term obligations (3)	8,987	1,734	2,829	2,409	2,015
Total	$194,124	$78,116	$91,065	$22,928	$2,015

 _________________________________________________________________
(1)    Represents lease obligations for operations center and equipment. The term lease for our Blue Bell office expired in January 2016 and we are currently under a month-to-month arrangement for this location.
(2)          Includes principal and projected interest payments.
(3)          Represents obligations to the Company’s third-party data processing provider and other vendors.

Capital Management.  We have managed our capital to maintain strong protection for depositors and creditors. The Bank and Bancorp are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines. See "Business—Regulation and Supervision—Bank Regulation—Capital Requirements," "Business—Regulation and Supervision—Holding Company Regulation—Capital Requirements" and the notes to the consolidated financial statements included in this Report.

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
No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.
During 2015, the Company implemented the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, utilizing the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2015 is effective.
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
Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2015, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, as stated in their reports, which are included herein.

/s/ THOMAS M. PETRO . Thomas M. Petro President and Chief Executive Officer

/s/ ROGER S. DEACON . Roger S. Deacon Chief Financial Officer
March 4, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fox Chase Bancorp, Inc.:
We have audited Fox Chase Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fox Chase Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Fox Chase Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of Fox Chase Bancorp, Inc. as of December 31, 2015 and the related consolidated statement of operations, comprehensive income, changes in equity and cash flows for the year ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP

Livingston, New Jersey
March 4, 2016

ITEM 9B.    OTHER INFORMATION
None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
Information relating to the directors of Fox Chase Bancorp will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2016.
Executive Officers
For information concerning officers of the Company, see Part I, Item I, "Business—Executive Officers of The Registrant."
Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2016.
Disclosure of Code of Ethics
Information concerning Fox Chase Bancorp's code of ethics will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2016. A copy of the Company's Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Fox Chase Bancorp's website at www.foxchasebank.com.
Corporate Governance
Information regarding the audit committee and its composition and the audit committee financial expert will will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2016.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation
Information regarding executive compensation will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2016.
Corporate Governance
Information regarding the compensation committee report will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners
Information required by this item will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2016.

(b)	Security Ownership of Management
Information required by this item will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2016.

(c)	Changes in Control
On December 8, 2015, Univest and Fox Chase entered into a merger agreement that provides for the combination of the companies. Under the merger agreement, Fox Chase will merge with and into Univest, with Univest remaining as the surviving entity, and the separate corporate existence of Fox Chase will cease.

(d)	Equity Compensation Plan Information
The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company's equity compensation plans as of December 31, 2015.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	715,554	$14.45	137,731
Equity Compensation plans not approved by security holders	—	—	—
Total	715,554	$14.45	137,731

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions, will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2016.
Corporate Governance
Information regarding director independence, will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2016.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the principal accountant fees and expenses, will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2016.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No	Description	Location
2.1	Agreement and Plan of Merger, dated as of December 8, 2015, by and between Univest Corporation of Pennsylvania and Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Fox Chase Bancorp, Inc. Form 8-K (File No. 0-54025) as filed on December 11, 2015.
3.1	Articles of Incorporation of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
3.2	Bylaws of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
4.1	Stock Certificate of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
10.1	*Employment Agreement between Thomas M. Petro, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith
10.2	*Employment Agreement between Jerry D. Holbrook, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith
10.3	*Change in Control Agreement by and between Fox Chase Bancorp, Inc., Fox Chase Bank and Randall J. McGarry and restated	Filed herewith
10.4	*Employment Agreement between Roger S. Deacon, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith
10.5	*Employment Agreement between Michael S. Fitzgerald, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Filed herewith
10.6	*Settlement Agreement, dated as of December 8, 2015, by and among Thomas M. Petro, Univest Corporation of Pennsylvania, Fox Chase Bancorp, Inc. and Fox Chase Bank	Incorporated herein by reference to Exhibit 10.1 to the Fox Chase Bancorp, Inc. Form 8-K (File No. 0-54025) as filed on December 11, 2015.
10.7	*Settlement Agreement, dated as of December 8, 2015, by and among Jerry D. Holbrook, Univest Corporation of Pennsylvania, Fox Chase Bancorp, Inc. and Fox Chase Bank	Incorporated herein by reference to Exhibit 10.2 to the Fox Chase Bancorp, Inc. Form 8-K (File No. 0-54025) as filed on December 11, 2015.
10.8	*Settlement Agreement, dated as of December 8, 2015, by and among Roger S. Deacon, Univest Corporation of Pennsylvania, Fox Chase Bancorp, Inc. and Fox Chase Bank	Incorporated herein by reference to Exhibit 10.3 to the Fox Chase Bancorp, Inc. Form 8-K (File No. 0-54025) as filed on December 11, 2015.
10.90	*Settlement Agreement, dated as of December 8, 2015, by and among Michael S. Fitzgerald, Univest Corporation of Pennsylvania, Fox Chase Bancorp, Inc. and Fox Chase Bank	Incorporated herein by reference to Exhibit 10.4 to the Fox Chase Bancorp, Inc. Form 8-K (File No. 0-54025) as filed on December 11, 2015.
10.10	*Fox Chase Bank Employee Severance Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.8 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K (File No. 0-54025) as filed on March 13, 2013.
10.11	*Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 1-132971) as filed on April 12, 2007.
10.12	*Fox Chase Bancorp, Inc. Executive Incentive Compensation Plan	Incorporated herein by reference to Exhibit 10.0 to the Fox Chase Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2014 (File No. 0-54025) as filed on August 4, 2015.
10.13	*Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 0-54025) as filed on July 5, 2011.
10.14	*Fox Chase Bank Executive Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-134160) as filed on May 16, 2006.
21.0	List of Subsidiaries	Filed herewith
23.1	Consent of Crowe Horwath LLP	Filed herewith
23.2	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed herewith
101.0
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements
Filed herewith
* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX CHASE BANCORP, INC.
Date:	March 4, 2016	By:	/s/ THOMAS M. PETRO . Thomas M. Petro President and Chief Executive Officer . .

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
. /s/ THOMAS M. PETRO
Thomas M. Petro	President, Chief Executive Officer and Director (principal executive officer)	March 4, 2016
. /s/ ROGER S. DEACON
Roger S. Deacon	Chief Financial Officer (principal accounting and financial officer)	March 4, 2016
. /s/ ROGER H. BALLOU
Roger H. Ballou	Director	March 4, 2016
. /s/ TODD S. BENNING
Todd S. Benning	Director	March 4, 2016
. /s/ DONALD R. CALDWELL
Donald R. Caldwell	Director	March 4, 2016
. /s/ RICHARD M. EISENSTAEDT
Richard M. Eisenstaedt	Director	March 4, 2016
. /s/ ANTHONY A. NICHOLS, SR.
Anthony A. Nichols, Sr.	Director	March 4, 2016
. /s/ GERALD A. RONON
Gerald A. Ronon	Director	March 4, 2016

* * * *

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fox Chase Bancorp, Inc.:
We have audited the accompanying consolidated statement of condition of Fox Chase Bancorp, Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2015, and the results of its operations and its cash flows for the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fox Chase Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Livingston, New Jersey
March 4, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Fox Chase Bancorp, Inc.:
We have audited the accompanying consolidated statements of condition of Fox Chase Bancorp, Inc. and subsidiary (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the two‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 6, 2015

FOX CHASE BANCORP, INC.
Consolidated Statements of Condition
(In Thousands, Except Share Data)

	December 31,
	2015	2014
ASSETS
Cash and due from banks	$3,413	$2,763
Interest-earning demand deposits in other banks	4,385	14,450
Total cash and cash equivalents	7,798	17,213
Investment securities available-for-sale	139,751	134,037
Investment securities held-to-maturity (fair value of $149,850 at December 31, 2015 and $170,854 at December 31, 2014)	150,190	170,172
Loans, net of allowance for loan losses of $10,562 at December 31, 2015 and $10,730 at December 31, 2014	767,683	724,326
Federal Home Loan Bank stock, at cost	6,734	6,015
Bank-owned life insurance	25,687	15,027
Premises and equipment, net	9,030	9,418
Assets acquired through foreclosure	2,623	2,814
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,145	3,147
Mortgage servicing rights, net	104	111
Deferred tax asset, net	5,142	4,561
Other assets	6,096	6,155
Total Assets	$1,125,603	$1,094,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$764,974	$711,909
Short-term borrowings	38,496	50,000
Federal Home Loan Bank advances	110,000	120,000
Other borrowed funds	30,000	30,000
Advances from borrowers for taxes and insurance	1,422	1,447
Accrued interest payable	319	311
Accrued expenses and other liabilities	3,478	5,038
Total Liabilities	948,689	918,705

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at December 31, 2015 and December 31, 2014)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 11,767,590 shares outstanding at December 31, 2015 and 11,802,791 shares outstanding at December 31, 2014)	149	147
Additional paid-in capital	142,189	139,177
Treasury stock, at cost (3,141,201 shares at December 31, 2015 and 2,852,572 shares at December 31, 2014)	(44,468)	(39,698)
Common stock acquired by benefit plans	(6,717)	(8,056)
Retained earnings	86,241	84,225
Accumulated other comprehensive income (loss), net	(480)	116
Total Stockholders’ Equity	176,914	175,911
Total Liabilities and Stockholders’ Equity	$1,125,603	$1,094,616

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2015	2014	2013
INTEREST INCOME
Interest and fees on loans	$33,061	$32,700	$32,650
Interest and dividends on investment securities	6,987	7,422	7,477
Other interest income	25	7	2
Total Interest Income	40,073	40,129	40,129
INTEREST EXPENSE
Deposits	3,000	3,216	4,344
Short-term borrowings	94	127	130
Federal Home Loan Bank advances	2,198	2,288	2,188
Other borrowed funds	665	1,004	1,007
Total Interest Expense	5,957	6,635	7,669
Net Interest Income	34,116	33,494	32,460
(Credit) provision for loan losses	(995)	1,943	982
Net Interest Income after (Credit) Provision for Loan Losses	35,111	31,551	31,478
NONINTEREST INCOME
Service charges and other fee income	1,572	1,604	1,694
Net (loss) gain on sale of assets acquired through foreclosure	(12)	(68)	484
Income on bank-owned life insurance	661	480	470
Equity in earnings of affiliate	303	172	445
Other	209	105	165

Net gains on sale of investment securities (includes $0, $0 and $532 for the years ended December 31, 2015, 2014 and 2013, respectively, of accumulated other comprehensive income reclassifications for unrealized holdings gains)	—	—	532
Net investment securities gains	—	—	532
Total Noninterest Income	2,733	2,293	3,790
NONINTEREST EXPENSE
Salaries, benefits and other compensation	15,470	14,380	14,338
Occupancy expense	1,663	1,709	1,689
Furniture and equipment expense	358	390	469
Data processing costs	2,311	1,542	1,537
Professional fees	1,970	1,417	1,691
Marketing expense	192	302	248
FDIC premiums	509	571	709
Assets acquired through foreclosure expense	247	420	5,201
Other	1,513	1,500	1,589
Total Noninterest Expense	24,233	22,231	27,471
Income Before Income Taxes	13,611	11,613	7,797
Income tax provision (includes $0, $0 and $186 for the years ended December 31, 2015, 2014 and 2013, respectively, of income tax expense from reclassification items)	4,065	3,418	2,263
Net Income	$9,546	$8,195	$5,534
Earnings per share:
Basic	$0.87	$0.73	$0.49
Diluted	$0.85	$0.71	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$9,546	$8,195	$5,534
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available-for-sale	(1,125)	6,986	(13,343)
Tax Effect	398	(2,459)	4,700
Net of Tax Amount	(727)	4,527	(8,643)

Accretion of unrealized loss on securities reclassified to held-to-maturity	206	60	—
Tax Effect	(75)	(22)	—
Net of Tax Amount	131	38	—

Reclassification adjustments for net investment securities gains included in net income	—	—	(532)
Tax Effect	—	—	186
Net of Tax Amount	—	—	(346)

Other comprehensive (loss) income	(596)	4,565	(8,989)
Comprehensive income (loss)	$8,950	$12,760	$(3,455)
The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2015, 2014 and 2013
(In Thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Equity
BALANCE - DECEMBER 31, 2012	$146	$136,132	$(29,733)	$(10,228)	$80,608	$4,540	$181,465
Purchase of treasury stock (218,572 shares)	—	—	(3,703)	—	—	—	(3,703)
Stock based compensation expense	—	1,124	—	—	—	—	1,124
ESOP shares allocated to employees	—	490	—	624	—	—	1,114
Issuance of stock for vested equity awards	—	(318)	—	332	(14)	—	—
Common stock issued for exercise of vested stock options	—	106	—	—	—	—	106
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	59	—	—	—	—	59
Dividends paid ($0.28 per share)	—	—	—	—	(3,243)	—	(3,243)
Net income	—	—	—	—	5,534	—	5,534
Other comprehensive loss	—	—	—	—	—	(8,989)	(8,989)
BALANCE - DECEMBER 31, 2013	$146	$137,593	$(33,436)	$(9,272)	$82,885	$(4,449)	$173,467
Purchase of treasury stock (384,400 shares)	—	—	(6,262)	—	—	—	(6,262)
Stock based compensation expense	—	1,249	—	—	—	—	1,249
ESOP shares allocated to employees	—	465	—	624	—	—	1,089
Issuance of stock for vested equity awards	—	(654)	—	592	62	—	—
Common stock issued for exercise of vested stock options	1	438	—	—	—	—	439
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	86	—	—	—	—	86
Dividends paid ($0.60 per share)	—	—	—	—	(6,917)	—	(6,917)
Net income	—	—	—	—	8,195	—	8,195
Other comprehensive income	—	—	—	—	—	4,565	4,565
BALANCE - DECEMBER 31, 2014	$147	$139,177	$(39,698)	$(8,056)	$84,225	$116	$175,911
Purchase of treasury stock (288,629 shares)	—	—	(4,770)	—	—	—	(4,770)
Stock based compensation expense	—	1,468	—	—	—	—	1,468
ESOP shares allocated to employees	—	492	—	624	—	—	1,116
Issuance of stock for vested equity awards	—	(790)	—	715	75	—	—
Common stock issued for exercise of vested stock options	2	1,013	—	—	—	—	1,015
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	829	—	—	—	—	829
Dividends paid ($0.68 per share)	—	—	—	—	(7,605)	—	(7,605)
Net income	—	—	—	—	9,546	—	9,546
Other comprehensive loss	—	—	—	—	—	(596)	(596)
BALANCE - DECEMBER 31, 2015	$149	$142,189	$(44,468)	$(6,717)	$86,241	$(480)	$176,914

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net income	$9,546	$8,195	$5,534
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) Provision for loan losses	(995)	1,943	982
Valuation adjustment for assets acquired through foreclosure	137	305	5,017
Depreciation	625	698	783
Net amortization of securities premiums and discounts	1,689	1,884	2,596
Proceeds from the sale of loans held for sale	—	—	3,157
Deferred income tax benefit (expense)	(260)	1,864	(1,067)
Stock compensation from benefit plans	2,584	2,338	2,238
Net loss (gain) on sale of assets acquired through foreclosure	12	68	(484)
Net gains on sales of investment securities	—	—	(532)
Income on bank-owned life insurance	(661)	(480)	(470)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(829)	(86)	(59)
Decrease in mortgage servicing rights, net	7	41	18
Decrease (increase) in accrued interest receivable and other assets	204	(1,281)	(381)
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(1,598)	(2,066)	147
Net Cash Provided by Operating Activities	10,461	13,423	17,479
Cash Flows from Investing Activities
Equity investment in unconsolidated entity	225	225	360
Investment securities – available-for-sale:
Purchases	(36,531)	(2,830)	(49,821)
Proceeds from sales	—	—	9,517
Proceeds from maturities, calls and principal repayments	28,819	34,155	64,467
Investment securities – held-to-maturity:
Purchases	(5,823)	(20,630)	(51,420)
Proceeds from maturities, calls and principal repayments	25,140	15,180	10,992
Net (increase) decrease in loans	(5,064)	26,686	(4,217)
Purchases of loans and loan participations	(37,048)	(34,372)	(40,877)
Net (increase) decrease in Federal Home Loan Bank stock	(719)	3,798	(1,716)
Purchase of bank-owned life insurance	(10,000)	—	—
Purchases of premises and equipment	(237)	(302)	(171)
Additions to assets acquired through foreclosure	(83)	(25)	(1,180)
Proceeds from sales and payments on assets acquired through foreclosure	440	4,996	4,093
Net Cash (Used in) Provided by Investing Activities	(40,881)	26,881	(59,973)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	53,065	38,194	(13,694)
Decrease in advances from borrowers for taxes and insurance	(25)	(78)	(174)
Proceeds from Federal Home Loan Bank advances	20,000	10,000	40,000
Principal payments on Federal Home Loan Bank advances	(30,000)	(40,000)	—
Net (decrease) increase in short-term borrowings	(11,504)	(30,500)	10,000
Excess tax benefit from exercise of stock options and vesting of restricted stock	829	86	59
Common stock issued for exercise of stock options	1,015	439	106
Purchase of treasury stock	(4,770)	(6,262)	(3,703)
Cash dividends paid	(7,605)	(6,917)	(3,243)
Net Cash Provided by (Used in) Financing Activities	21,005	(35,038)	29,351
Net (Decrease) Increase in Cash and Cash Equivalents	(9,415)	5,266	(13,143)
Cash and Cash Equivalents – Beginning	17,213	11,947	25,090
Cash and Cash Equivalents – Ending	$7,798	$17,213	$11,947
Supplemental Disclosure of Cash Flow Information
Interest paid	$5,949	$6,638	$7,685
Income taxes paid	$4,340	$1,889	$2,900
Reclassification of securities available-for-sale to held-to-maturity	$—	$96,868	$—
Transfers of loans to assets acquired through foreclosure	$315	$1,906	$5,174
Transfer of loans to loans held for sale	$—	$—	$3,157
Net charge-offs	$(827)	$2,742	$623
The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Fox Chase Bancorp, Inc. (the "Bancorp" or "Fox Chase") is a Maryland corporation. The Bancorp’s primary business is holding the common stock of Fox Chase Bank (the "Bank") and making two loans to the Fox Chase Bank Employee Stock Ownership Plan (the "ESOP").  The Bancorp is authorized to pursue other business activities permissible by laws and regulations for bank holding companies.

The Bancorp is a bank holding company and is regulated by the Board of Governors of the Federal Reserve System. The Bank is a Pennsylvania state-chartered savings bank and is regulated by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the "FDIC").

The Bancorp and the Bank (collectively referred to as the "Company" or the "Corporation") provide a wide variety of financial products and services to individuals and businesses through the Bank’s ten branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The operations of the Company are managed as a single business segment.  The Bank also owns approximately 45% of Philadelphia Mortgage Advisors ("PMA"), a mortgage banker with offices in Plymouth Meeting, Pennsylvania and Ocean City, New Jersey.

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

•
Debt and equity securities not classified in either of the above categories are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as increases or decreases in accumulated other comprehensive income (loss), a separate component of stockholders' equity. Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other factors.

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
Federal Home Loan Bank Stock
Federal Home Loan Bank ("FHLB") stock is an equity interest in the FHLB of Pittsburgh that can be sold to the issuer or to other member banks at its par value. Because ownership is restricted, the fair value is not readily determinable. As such, FHLB stock is recorded at cost and evaluated for other-than-temporary impairment.  The Corporation determined there was no other-than-temporary impairment of its investment in FHLB stock at December 31, 2015 or 2014.
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
We establish a general allowance for loans that are not considered impaired to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio and assigning reserve factors to each category. The reserve factors are calculated using the Company's historical losses and loss emergence periods, and are adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include:

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
Multi-family and commercial real estate lending risks generally relate to the borrower's creditworthiness and the feasibility and cash flow potential of the underlying property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.
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
Consumer lending includes home equity loans, home equity lines of credit, unsecured loans and loans secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower's continuing financial stability. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
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
Bank-Owned Life Insurance
The Company has invested in bank-owned life insurance ("BOLI"). BOLI involves the purchasing of life insurance by the Company for certain employees and directors. The Company is the owner and beneficiary of the policies, however certain policies include split-dollar endorsements. Under these endorsements, beneficiaries of the insured individuals are entitled to a portion of the proceeds from the policy upon death of the insured. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in noninterest income in the consolidated statements of operations. During 2015, the Company purchased $10.0 million of additional BOLI.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the assets' estimated useful lives or, for leasehold improvements, over the life of the related lease if less than the estimated useful life of the asset. The estimated useful life is generally 10-39 years for buildings and 1-7 years for furniture and equipment. Land is carried at cost. When assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. The cost of maintenance and repairs is charged to expense when incurred and renewals and improvements are capitalized. Rental concessions on leased properties are recognized over the life of the lease.
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
Real Estate Held for Investment
Real estate held for investment is carried at cost and is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As of December 31, 2015 and December 31, 2014, real estate held for investment represented undeveloped land located in Absecon, New Jersey. The property was acquired by the Company in 2003 to expand the Company's retail branch network in southern New Jersey.
Mortgage Servicing Rights
Upon the sale of a residential mortgage loan where the Company retains servicing rights, a mortgage servicing right is recorded at fair value. GAAP requires that mortgage servicing rights on these loans be amortized into income over the estimated life of the loans sold using the interest method. At each reporting period, such assets are subject to an impairment test. The impairment test stratifies servicing assets based on predominant risk characteristics of the underlying financial assets. The Company has stratified its mortgage servicing assets by date of sale, which approximates the date of origination.
In conjunction with the impairment test, the Company records a valuation allowance when the fair value of the stratified servicing asset is less than amortized cost. Subsequent changes in the valuation of the assets are recorded as either an increase or a reduction of the valuation allowance, however, if the fair value exceeds amortized cost, such excess will not be recognized. As of December 31, 2015, the gross value of the servicing rights was $175,000 and the valuation allowance was $71,000, providing for a net balance of $104,000.
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company recognizes a tax position if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of the benefit to recognize and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company has no material tax exposure matters that were accrued as of December 31, 2015 and 2014. The Company's policy is to account for interest and penalties as components of income tax expense.
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
Employee Stock Ownership Plan
The ESOP borrowed funds from the Bancorp to purchase shares of common stock of the Bancorp. The funds borrowed by the ESOP from Bancorp to purchase shares of common stock in 2006 are being repaid from the Bank's contributions over a period of 15 years from 2006 to 2020. The funds borrowed by the ESOP from the Bancorp to purchase shares of common stock in 2010 are being repaid from the Bank's contributions over a period of 14.5 years from 2010 to 2024. The Bancorp's common stock not yet allocated to participants is recorded as a reduction of stockholders' equity at cost. The Bancorp's loans to the ESOP and the ESOP's note payables are eliminated in consolidation in the consolidated statements of condition. Compensation expense for the ESOP is based on the average market price of the Company's stock and is recognized as shares are committed to be released to participants. The notes receivable and related interest income are included in the parent company financial statements presented in Note 17.
For purposes of computing basic and diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are not considered outstanding.
Stock Based Compensation
The Company grants equity awards to employees, consisting of stock options, performance awards and restricted stock, under its Long-Term Incentive Plan, its 2007 Equity Incentive Plan and its 2011 Equity Incentive Plan. The Company classifies share-based compensation for employees and outside directors within "Salaries, benefits and other compensation" in the consolidated statements of operations to correspond with the same line item as compensation paid. Additionally, the Company reports (1) the expense associated with the grants as an adjustment to operating cash flows and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow. Excess tax benefits totaled $829,000, $86,000 and $59,000 in 2015, 2014 and 2013, respectively.
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Performance-based restricted shares vest over a four or five-year period based on service and achievement of performance metrics. The performance metrics to be evaluated during the performance period are (1) return on assets compared to peer group and (2) earnings per share growth rate compared to peer group. On the third anniversary of the grant date, the Company's level of performance relative to the performance metrics are evaluated and, if such performance metrics have been achieved, an amount of shares that will vest at that time and over the following two years will be determined. The number of shares eligible to vest can range from 0% to 150% of the shares identified on grant date (the "target shares"). Of the shares that will vest, 50% of the shares vest at the measurement date and 50% on the fourth anniversary of the date of grant.

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
The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Years Ended December 31,
	2015	2014	2013
Net income	$9,546,000	$8,195,000	$5,534,000

Weighted-average common shares outstanding (1)	11,651,909	12,054,779	12,199,774
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(455,850)	(521,371)	(586,424)
Shares purchased by trust	(228,806)	(283,366)	(324,207)
Weighted-average common shares used to calculate basic earnings per share	10,967,253	11,250,042	11,289,143
Dilutive effect of:
Restricted stock awards	39,917	51,810	42,582
Stock option awards	198,140	197,209	198,429
Weighted-average common shares used to calculate diluted earnings per share	11,205,310	11,499,061	11,530,154

Earnings per share-basic	$0.87	$0.73	$0.49
Earnings per share-diluted	$0.85	$0.71	$0.48

Outstanding common stock equivalents having no dilutive effect	452,330	1,040,123	1,108,329

(1) Excludes treasury stock.

NOTE 2 - BUSINESS COMBINATIONS

Proposed Merger with Univest Corporation of Pennsylvania
On December 8, 2015, Univest and Fox Chase entered into a merger agreement (the "Merger Agreement") that provides that the Company will merge with and into Univest, with Univest remaining as the surviving entity.
At the effective time of the Merger, Fox Chase shareholders will be entitled to elect to receive, for each share of Fox Chase common stock, subject to the election and adjustment procedures described in this joint proxy statement/prospectus, either 0.9731 shares of Univest common stock or $21.00 in cash; provided, however that, 60% of the total number of outstanding shares of Fox Chase common stock will be converted into Univest common stock, and the remaining outstanding shares of Fox Chase common stock will be converted into cash. As a result, if more Fox Chase shareholders make valid elections to receive either Univest common stock or cash than is available as merger consideration under the merger agreement, those Fox Chase shareholders electing the over-subscribed form of consideration may have the over-subscribed consideration proportionately reduced and substituted with consideration in the alternative form.

NOTE 2 - BUSINESS COMBINATIONS (Continued)

Subject to the satisfaction or waiver of the closing conditions contained in the merger agreement, including the approval of the merger agreement by the Company’s and Univest's shareholders and the receipt of required regulatory approvals, Univest and the Company expect that the merger will be completed during the third quarter of 2016. However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the merger being completed at a different time or not at all.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$301	$—	$(2)	$299
Corporate securities	17,625	9	(93)	17,541
Agency residential mortgage related securities	121,195	1,597	(881)	121,911
Total available-for-sale securities	$139,121	$1,606	$(976)	$139,751

Held-to-Maturity Securities:
Corporate securities	$1,776	$—	$(11)	$1,765
Private label residential mortgage related securities	2,522	—	(25)	2,497
Agency residential mortgage related securities	145,892	663	(967)	145,588
Total held-to-maturity securities	$150,190	$663	$(1,003)	$149,850

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$300	$2	$—	$302
Corporate securities	8,053	33	—	8,086
Agency residential mortgage related securities	123,929	2,392	(672)	125,649
Total available-for-sale securities	$132,282	$2,427	$(672)	$134,037

Held-to-Maturity Securities:
Private label residential mortgage related securities	$2,979	$6	$—	$2,985
Agency residential mortgage related securities	167,193	1,239	(563)	167,869
Total held-to-maturity securities	$170,172	$1,245	$(563)	$170,854
Obligations of U.S. government agencies represents debt issued by the Federal Home Loan Bank (the "FHLB") and are not backed by the full faith and credit of the United States government.

NOTE 3 - INVESTMENT SECURITIES (Continued)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014.

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$299	$(2)	$—	$—	$299	$(2)
Corporate securities	15,015	(93)	—	—	15,015	(93)
Agency residential mortgage related securities	79,995	(716)	7,927	(165)	87,922	(881)
Total available-for-sale securities	$95,309	$(811)	$7,927	$(165)	$103,236	$(976)
Held-to-Maturity Securities:
Corporate securities	$1,766	$(11)	$—	$—	$1,766	$(11)
Private label residential mortgage related securities	2,497	(25)	—	—	2,497	(25)
Agency residential mortgage related securities	80,741	(709)	9,768	(258)	90,509	(967)
Total held-to-maturity securities	$85,004	$(745)	$9,768	$(258)	$94,772	$(1,003)
Total temporarily impaired securities	$180,313	$(1,556)	$17,695	$(423)	$198,008	$(1,979)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Agency residential mortgage related securities	$8,229	$(15)	$64,502	$(657)	$72,731	$(672)
Total available-for-sale securities	$8,229	$(15)	$64,502	$(657)	$72,731	$(672)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$25,660	$(110)	$27,182	$(453)	$52,842	$(563)
Total held-to-maturity securities	$25,660	$(110)	$27,182	$(453)	$52,842	$(563)
Total temporarily impaired securities	$33,889	$(125)	$91,684	$(1,110)	$125,573	$(1,235)

During the years ended December 31, 2015 and 2014, no securities were sold. There were no net investment securities gains or losses in the consolidated statement of operations for the years ended December 31, 2015 and 2014.

The Company evaluates a variety of factors when concluding whether a security is other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the security, the underlying rating of the issuer, the presence of credit enhancements and the length of time a security has been in a loss position and the severity of the loss.

At December 31, 2015, gross unrealized losses totaled $2.0 million.  Ten agency residential mortgage related securities, with a fair value of $17.7 million, had an unrealized loss position of $423,000 for twelve months or longer as of December 31, 2015.  Additionally, 78 agency residential mortgage related securities, with a fair value of $160.7 million and an unrealized loss position of $1.4 million, seven corporate securities, with a fair value of $16.8 million and an unrealized loss position of $104,000, one agency debenture, with a fair value of $299,000 and an unrealized loss position of $2,000 and one private label residential mortgage backed securities ("PLMBS"), with a fair value of $2.5 million and an unrealized loss position of $25,000, had unrealized loss positions for less than twelve months as of December 31, 2015. The fair value of these 97 securities primarily fluctuates with changes in market conditions for the underlying securities and changes in the interest rate environment. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that it will be required to sell these securities before a recovery of fair

NOTE 3 - INVESTMENT SECURITIES (Continued)

value, which may be maturity.  Upon review of the attributes of the individual securities, the Company concluded these securities were not other-than-temporarily impaired.

During the year ended December 31, 2014, 38 residential mortgage related securities with a fair value of $96.9 million were transferred from available-for-sale securities to held-to-maturity. The reclassification was permitted as the Company had appropriately determined the ability and intent to hold these securities as an investment until maturity. The securities transferred had an unrealized net loss of $1.6 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities.

At December 31, 2015, the amortized cost of held-to-maturity investments consisted of the following (in thousands):

	Original Cost	Unrealized Loss at Transfer	Post-transfer Accretion	Amortized Cost
Transferred securities	$83,107	$(1,625)	$(266)	$81,216
Other held-to-maturity securities	68,974	—	—	68,974
Total	$152,081	$(1,625)	$(266)	$150,190

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2015 and 2014 by contractual maturity are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
December 31, 2015
Due in one year or less	$2,517	$2,526	$—	$—
Due after one year through five years	15,409	15,314	1,776	1,765
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	121,195	121,911	148,414	148,085
	$139,121	$139,751	$150,190	$149,850

December 31, 2014
Due in one year or less	$5,803	$5,818	$—	$—
Due after one year through five years	2,550	2,570	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	123,929	125,649	170,172	170,854
	$132,282	$134,037	$170,172	$170,854

Securities with a fair value of $48.7 million and $37.0 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a fair value of $161.7 million and $169.7 million at December 31, 2015 and 2014, respectively, were used to secure FHLB advances, short-term borrowings, other borrowed funds and related unused borrowing capacities.  See Note 8.

Securities with a fair value of $900,000 and $1.1 million at December 31, 2015 and 2014, respectively, were used to secure derivative transactions.

NOTE 4 - LOANS

The composition of net loans at December 31, 2015 and 2014 is provided below:

	December 31,
	2015	2014
	(In thousands)
Real estate loans:
One- to four-family	$90,339	$108,208
Multi-family and commercial	442,612	388,821
Construction	35,794	39,541
	568,745	536,570
Consumer loans	14,711	19,599
Commercial and industrial loans	195,078	179,181
Total loans	778,534	735,350
Deferred loan origination (fees) cost, net	(289)	(294)
Allowance for loan losses	(10,562)	(10,730)
Net loans	$767,683	$724,326
The following tables present changes in the allowance for loan losses by loan segment for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$405	$5,990	$1,038	$184	$2,753	$360	$10,730
Provision (credit) for loan losses	303	425	(753)	(874)	(86)	(10)	(995)
Loans charged off	(347)	(16)	—	(1)	—	—	(364)
Recoveries	1	65	295	825	5	—	1,191
Balance, ending	$362	$6,464	$580	$134	$2,672	$350	$10,562

	Year Ended December 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$403	$7,141	$324	$153	$3,051	$457	$11,529
(Credit) provision for loan losses	(20)	(357)	714	(1)	1,704	(97)	1,943
Loans charged off	(6)	(811)	—	(16)	(2,002)	—	(2,835)
Recoveries	28	17	—	48	—	—	93
Balance, ending	$405	$5,990	$1,038	$184	$2,753	$360	$10,730

	Year Ended December 31, 2013
	One- to Four- Family	Multi-family and Commercial	Construction Loans	Consumer Loans	Commercial and Industrial	Unallocated	Total
	(In thousands)
Balance, beginning	$642	$6,327	$873	$232	$2,630	$466	$11,170
(Credit) provision for loan losses	(95)	1,252	(549)	(38)	421	(9)	982
Loans charged off	(179)	(463)	—	(71)	—	—	(713)
Recoveries	35	25	—	30	—	—	90
Balance, ending	$403	$7,141	$324	$153	$3,051	$457	$11,529

NOTE 4 - LOANS (Continued)

The following tables provide details of loans, and associated allowance for loan losses, which are individually or collectively evaluated for impairment as of December 31, 2015 and 2014.

	Year Ended December 31, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance, ending: individually evaluated for impairment	$3	$539	$135	$56	$54	$—	$787
Balance, ending: collectively evaluated for impairment	359	5,925	445	78	2,618	350	9,775
Total	$362	$6,464	$580	$134	$2,672	$350	$10,562

Total Loans:
Balance, ending: individually evaluated for impairment	$1,460	$7,111	$3,866	$171	$718	$—	$13,326
Balance, ending: collectively evaluated for impairment	88,879	435,501	31,928	14,540	194,360	—	765,208
Total	$90,339	$442,612	$35,794	$14,711	$195,078	$—	$778,534

	Year Ended December 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance, ending: individually evaluated for impairment	$11	$401	$114	$26	$—	$—	$552
Balance, ending: collectively evaluated for impairment	394	5,589	924	158	2,753	360	10,178
Total	$405	$5,990	$1,038	$184	$2,753	$360	$10,730

Total Loans:
Balance, ending: individually evaluated for impairment	$2,629	$5,849	$2,723	$256	$75	$—	$11,532
Balance, ending: collectively evaluated for impairment	105,579	382,972	36,818	19,343	179,106	—	723,818
Total	$108,208	$388,821	$39,541	$19,599	$179,181	$—	$735,350

NOTE 4 - LOANS (Continued)

The following tables set forth the breakdown of impaired loans by loan segment as of December 31, 2015 and 2014.

December 31, 2015
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$583	$877	$—	$1,460	$117	$1,343
Multi-family and commercial	1,074	1,685	4,352	7,111	6,340	771
Construction	—	3,866	—	3,866	3,866	—
Consumer loans	159	12	—	171	57	114
Commercial and industrial	718	—	—	718	718	—
Total	$2,534	$6,440	$4,352	$13,326	$11,098	$2,228

December 31, 2014
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$1,741	$888	$—	$2,629	$137	$2,492
Multi-family and commercial	1,395	—	4,454	5,849	4,502	1,347
Construction	—	2,723	—	2,723	2,723	—
Consumer loans	243	13	—	256	82	174
Commercial and industrial	75	—	—	75	—	75
Total	$3,454	$3,624	$4,454	$11,532	$7,444	$4,088

For the years ended December 31, 2015, 2014 and 2013, the average recorded investment in the impaired loans was $13.9 million, $12.5 million, and $15.9 million, respectively.  The interest income recognized on these impaired loans was $794,000, $533,000 and $359,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Loans on which the accrual of interest has been discontinued amounted to $2.5 million at December 31, 2015 and $3.5 million at December 31, 2014.  If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $120,000, $161,000 and $616,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  There were no loans past due 90 days or more and still accruing interest at December 31, 2015, 2014 and 2013.

At December 31, 2015, two TDRs totaling $1.1 million are excluded from the accruing TDR column above as they are included in nonaccrual loans.  Of this amount, $1.0 million relates to one multi-family and commercial real estate loan and $93,000 relates to one residential loan.

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

NOTE 4 - LOANS (Continued)

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of December 31, 2015 and 2014.

December 31, 2015
	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$3	$—	$—	$3	$359	$362
Multi-family and commercial	119	46	374	539	5,925	6,464
Construction	—	135	—	135	445	580
Consumer loans	56	—	—	56	78	134
Commercial and industrial	54	—	—	54	2,618	2,672
Unallocated	—	—	—	—	350	350
Total allowance for loan losses	$232	$181	$374	$787	$9,775	$10,562

December 31, 2014
	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$11	$—	$—	$11	$394	$405
Multi-family and commercial	10	—	391	401	5,589	5,990
Construction	—	114	—	114	924	1,038
Consumer loans	26	—	—	26	158	184
Commercial and industrial	—	—	—	—	2,753	2,753
Unallocated	—	—	—	—	360	360
Total allowance for loan losses	$47	$114	$391	$552	$10,178	$10,730

NOTE 4 - LOANS (Continued)

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty, which results in a TDR.  TDRs are impaired loans.  TDRs typically result from the Company’s loss mitigation activities, which, among other activities, could include extension of maturity, rate reductions, payment extension, and/or principal forgiveness.

The following tables set forth a summary of the TDR activity for the years ended December 31, 2015 and 2014.

Year Ended December 31, 2015
Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
(Dollars in thousands)
Real estate loans:
One- to four-family	—	$—	$—
Multi-family and commercial	2	1,685	1,685	Delayed repayment
Construction	—	—	—
Consumer loans	—	—	—
Commercial and industrial	—	—	—
Total	2	$1,685	$1,685

	Year Ended December 31, 2014
	Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$245	$245	Principal forgiveness
Multi-family and commercial	1	1,640	1,540	Principal forgiveness
Construction	—	—	—
Consumer loans	—	—	—
Commercial and industrial	—	—	—
Total	2	$1,885	$1,785

At December 31, 2015, the recorded investment of residential and consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings are in process, totaled $364,000. At December 31, 2015, there were three foreclosed residential real estate properties, which were carried at $122,000.
During the year ended December 31, 2014, a $1.6 million multi-family and commercial real estate TDR which was restructured during 2014 defaulted. During 2014, the Company recorded charge-offs of $552,000 on this loan, $100,000 of which was recorded in conjunction with the modification.

NOTE 4 - LOANS (Continued)

The following table sets forth past due loans by segment as of December 31, 2015 and 2014.

	December 31,
	2015		2014
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
One- to four-family real estate	$865	$685	$—	$145
Multi-family and commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	156	—	113	—
Commercial and industrial	—	—	—	—
Total	$1,021	$685	$113	$145

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

The following tables set forth criticized and classified loans by segment as of December 31, 2015 and 2014.

	December 31, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$89,756	$427,393	$31,927	$14,552	$191,496	$755,124
Special mention	—	13,958	—	—	1,799	15,757
Substandard	583	1,261	3,867	159	1,783	7,653
Doubtful	—	—	—	—	—	—
Total loans	$90,339	$442,612	$35,794	$14,711	$195,078	$778,534

	December 31, 2014
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$106,467	$376,134	$36,229	$19,357	$174,143	$712,330
Special mention	—	8,406	2,723	—	3,012	14,141
Substandard	1,741	4,281	589	242	2,026	8,879
Doubtful	—	—	—	—	—	—
Total loans	$108,208	$388,821	$39,541	$19,599	$179,181	$735,350

NOTE 5 - DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered into an interest rate swap with a current notional amount of $713,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%.  The Company is receiving variable rate payments of one-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $92,000 and $116,000 at December 31, 2015 and 2014, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 “Financial Instruments.”

On October 12, 2011, the Company entered into an interest rate swap with a current notional amount of $1.5 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%.  The Company is receiving variable rate payments of one-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $56,000 and $46,000 at December 31, 2015 and 2014, respectively.  The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations.  Hedge ineffectiveness resulted in expense of $2,000 and $16,000 for the years ended December 31, 2015 and 2014, respectively.

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

At December 31, 2015, there were four variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $12.2 million, and remaining maturities ranging from four to seven years.  At December 31, 2014, there were four variable-rate to fixed-rate interest swap transactions between the third-party financial institution and our customers with a notional amount of $12.6 million, and remaining maturities ranging from five to eight years.  The fair value of the swaps to the customers was a liability of $53,000 and an asset of $91,000 as of December 31, 2015 and 2014, respectively, and all swaps were in paying positions to the third-party financial institution at December 31, 2015 and 2014.  As of December 31, 2015 and 2014, the fair value of the Company’s interest rate swap credit derivatives was a liability of $6,000 and $10,000, respectively.  During the years ended December 31, 2015 and 2014, the Company recognized income of $5,000 and expense of $8,000, respectively, from interest rate swap credit derivatives.

At December 31, 2015, there were no foreign currency swap transactions between the third-party financial institution and our customers.  At December 31, 2014, there were six foreign currency swap transactions between the third-party financial institution and our customers with a notional amount of $366,000, and remaining maturities ranging from one to four months.  The aggregate fair value of these swaps to the customers was a liability of $44,000 as of December 31, 2014.  At December 31, 2014, the fair value of the Company’s credit derivatives was a liability of $2,000.  During the years ended December 31, 2015 and 2014, the Company recognized income of $6,000 and $12,000, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 6 - PREMISES AND EQUIPMENT
The components of premises and equipment at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(In thousands)
Land	$3,207	$3,207
Buildings	13,962	13,917
Leasehold improvements	162	161
Furniture, fixtures and equipment	3,847	4,845
	21,178	22,130
Less: accumulated depreciation	(12,148)	(12,712)
Premises and equipment, net	$9,030	$9,418

As of December 31, 2015, the Company leased space for an operations center in Blue Bell, Pennsylvania and certain office equipment. The leases are accounted for as operating leases. The lease for our Blue Bell office expired in January 2016. We are currently under a month-to-month arrangement for this location. The following rental expenses were included in the Company's financial statements.

	December 31,
	2015	2014	2013
	(In thousands)
Office rent	$388	$399	$407
Equipment lease	1	2	2
Total	$389	$401	$409
The following table shows the minimum future rental payments under non-cancelable leases for premises and equipment as of December 31, 2015.

Year	Amount
(In thousands)
2015	$36
2016	—
2017	—
2018	—
2019	—

NOTE 7 - DEPOSITS

Deposits and their respective weighted average interest rate at December 31, 2015 and December 31, 2014 consist of the following:

	December 31,
	2015		2014
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing demand accounts	—%	$170,327	—%	$168,791
NOW accounts	0.20	97,838	0.21	82,417
Money market accounts	0.28	93,325	0.22	73,802
Savings and club accounts	0.45	142,966	0.37	129,893
Brokered deposits	0.76	78,481	0.73	70,817
Certificates of deposit	0.88	182,037	0.87	186,189
Total	0.43%	$764,974	0.42%	$711,909

The scheduled maturities of certificates of deposit and brokered deposits for periods subsequent to December 31, 2015 are as follows:

	December 31,
Year	Certificates of Deposit	Brokered Deposits	Total
	(In thousands)
2016	$79,562	$56,072	$135,634
2017	61,122	11,232	72,354
2018	24,917	6,199	31,116
2019	7,592	4,978	12,570
2020	5,252	—	5,252
Thereafter	3,592	—	3,592
Total	$182,037	$78,481	$260,518

A summary of interest expense on deposits for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
	(In thousands)
NOW accounts	$190	$183	$172
Money market accounts	206	202	172
Savings and club accounts	501	275	141
Brokered deposits	525	450	391
Certificates of deposit	1,578	2,106	3,468
Total	$3,000	$3,216	$4,344

The aggregate amount of certificates of deposit with a denomination greater than $250,000 was $7.5 million and $4.7 million at December 31, 2015 and 2014, respectively. Deposits in excess of $250,000 are not insured by the FDIC.

NOTE 8 - BORROWINGS

The following is a summary of borrowed funds by type:

	Balance at End of Year	Weighted Average Coupon Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
	(Dollars in thousands)
2015
FHLB advances	$110,000	2.02%	$120,000	$110,323	1.99%
Other borrowed funds	30,000	2.37	30,000	30,000	2.22
Short-term borrowings	38,496	0.43	60,000	27,689	0.34

2014
FHLB advances	$120,000	1.80%	$150,000	$143,980	1.59%
Other borrowed funds	30,000	3.30	30,000	30,000	3.35
Short-term borrowings	50,000	0.32	84,900	41,000	0.31

FHLB Advances

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
(In thousands)
March 2016	$10,000	0.60%	Not Applicable	Not Applicable
March 2016	10,000	0.62	Not Applicable	Not Applicable
September 2016	5,000	0.75	Not Applicable	Not Applicable
September 2016	10,000	1.04	Not Applicable	Not Applicable
June 2017	5,000	0.94	Not Applicable	Not Applicable
July 2017	10,000	0.92	Not Applicable	Not Applicable
November 2017	15,000	3.62	February 2016	3-month LIBOR + 0.10%
November 2017	15,000	3.87	February 2016	3-month LIBOR + 0.10%
December 2017	20,000	2.83	March 2016	3-month LIBOR + 0.11%
July 2018	10,000	1.32	Not Applicable	Not Applicable
	$110,000	2.02%

Advances from the FHLB of Pittsburgh with coupon rates ranging from 0.60% to 3.87% are due as follows.

Maturity	Amount	Weighted Average Coupon Rate
	(Dollars in thousands)
2016	$35,000	0.75%
2017	65,000	2.81
2018	10,000	1.32
	$110,000	2.02%

NOTE 8 - BORROWINGS (Continued)

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

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $478.8 million at December 31, 2015.  As of December 31, 2015, the Bank had qualifying collateral pledged against its advances consisting of loans in the amount of $606.6 million and securities in the amount of $65.3 million. Additionally, as of December 31, 2015, the Bank had a maximum borrowing capacity of $59.9 million with the Federal Reserve Bank of Philadelphia through the Discount Window. This borrowing capacity was generated by pledged securities with a fair value of $59.9 million.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of FHLB of Pittsburgh capital stock. The FHLB stock holding requirement is based on a percentage of the Bank's borrowings and a percentage of the Bank's "eligible assets" as defined by the FHLB. Percentages of borrowings and "eligible assets" used to determine the stock holding requirement are set by the FHLB from a defined range. Maximum percentages are 6.00% of its advances plus 1.00% of the Bank’s "eligible assets." Minimum percentages are 2.00% of its advances plus 0.05% of "eligible assets." Current percentages are 4.00% of advances plus 0.10% of "eligible assets."  As of December 31, 2015, the Company had a minimum stock obligation of $2.5 million and a maximum stock obligation of $12.5 million.  The Company held $6.7 million in FHLB stock at that date.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks under security repurchase agreements totaled $30.0 million at December 31, 2015.  These borrowings contractually mature with dates ranging from October 2018 through November 2020. As disclosed in the table below, one of the borrowings may be called by the lender based on the underlying agreements.  Accordingly, the contractual maturity on that borrowing may differ from actual maturity.

			Next Call Date	Subsequent Call Frequency
Maturity Date	Amount	Coupon Rate
(In thousands)
October 2018	$5,000	3.15%	January 2016	Quarterly
December 2018	5,000	1-month LIBOR + 2.03%	Not Applicable	Not Applicable
September 2019	10,000	1-month LIBOR + 1.89%	Not Applicable	Not Applicable
September 2020	5,000	1-month LIBOR + 1.56%	Not Applicable	Not Applicable
November 2020	5,000	1-month LIBOR + 1.58%	Not Applicable	Not Applicable
	$30,000

Mortgage backed securities with a fair value of $34.8 million at December 31, 2015 were used to secure these other borrowed funds. Changes in the fair value of pledged collateral may require the Company to pledge additional securities.

During January 2015, the Bank modified the four non-callable fixed rate borrowings (as identified in the above table) totaling $25.0 million. Prior to the modification, the borrowings had a weighted average fixed rate of 3.33% and a weighted average term to maturity of 3.8 years. Subsequent to the modification, the borrowings have a weighted average variable rate of one-month LIBOR plus 1.79% and a weighted average term to maturity of 5.0 years.

Short-term Borrowings

Short-term borrowings consist of overnight borrowings plus term borrowings with an original maturity less than one year. Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB. As of December 31, 2015, the Company had $38.5 million of overnight borrowings with the FHLB. The weighted average rate for this borrowing was 0.43%. As of December 31, 2014, the Company had $50.0 million of short-term borrowings consisting of $35.0 million of overnight borrowings and $15.0 million of short-term borrowings with an original maturity less than one year. The weighted average rates for these borrowings was 0.31% and 0.33%, respectively.

NOTE 9 - EMPLOYEE BENEFITS
401(k) Plan
The Bank has a 401(k) retirement plan covering employees meeting certain eligibility requirements. Employees may contribute a percentage of their salary to the Plan each year, subject to limitations set by law. The Bank matches a portion of each employee contribution and also may make discretionary contributions, based on the Bank's performance. The Bank provides a matching contribution equivalent to 33% of the first 6% of the contribution made by an employee. The Bank's contributions to the plan on behalf of its employees resulted in an expenditure of $150,000, $143,000 and $146,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest in the Bancorp's common stock that provides employees meeting certain eligibility requirements with the opportunity to receive a funded retirement benefit, based on the value of the Bancorp's common stock. The ESOP has purchased 963,767 shares of common stock and has total loans outstanding of $4.9 million as of December 31, 2015. The ESOP purchased shares in two separate transactions as described below.
The ESOP initially purchased 615,267 shares of common stock in 2006 in conjunction with the Bancorp's initial public offering at a price of $9.35 per share with the proceeds of a loan from Bancorp to the ESOP. The outstanding loan principal balance on the initial ESOP transaction at December 31, 2015 and 2014 was $2.6 million and $3.0 million, respectively. ESOP shares from this transaction that were unallocated at December 31, 2015 totaled 205,088 and had a fair market value of $4.2 million.
The ESOP purchased an additional 348,500 shares of common stock in conjunction with the Bancorp's mutual-to-stock conversion completed on June 29, 2010 at a price of $10.00 per share with the proceeds of a second loan from the Bancorp to the ESOP. The outstanding loan principal balance at December 31, 2015 and 2014 was $2.3 million and $2.5 million, respectively. ESOP shares from this transaction that were unallocated at December 31, 2015 totaled 216,310 and had a fair market value of $4.4 million.
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
As of December 31, 2015, there were no shares committed to employees, 542,369 shares allocated to employees and 421,398 unallocated shares to be released in future periods.
Total ESOP compensation expense for the years ended December 31, 2015, 2014 and 2013 was $1.1 million, $1.1 million and $1.1 million, respectively, representing the average fair market value of shares allocated during the year.
On January 29, 2016, Fox Chase Bank submitted an application for determination to terminate the ESOP pursuant to an unanimous written consent of the Board of Directors of Fox Chase Bank on December 22, 2015. Contingent upon the merger, as discussed in Note 2, the Company plans to terminate the ESOP on the last business day preceding the closing of the merger.
Long-Term Incentive Plan
The Bank maintains the Fox Chase Bank Executive Long-Term Incentive Plan (the "Incentive Plan"). All plan assets are invested in Bancorp common stock. The Incentive Plan became effective January 1, 2006. All shares in the plan were fully vested on January 1, 2011.
NOTE 10 - STOCK BASED COMPENSATION

The Company maintains the Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan (the "2007 Plan"), which provides that 769,083 shares of common stock may be issued in connection with the exercise of stock options and 307,633 shares of common stock may be issued as restricted stock. The Plan allows for the granting of non-statutory stock options ("NSOs"), incentive stock options and restricted stock. Options are granted at no less than the fair value of the Bancorp's common stock on the date of the grant. In 2007, a trust was funded which purchased 307,395 shares of Bancorp's common stock to fund restricted stock awards under the Plan. The 307,395 shares were purchased by the trust at a weighted average cost of $12.18 per share.
The Company maintains the Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan (the "2011 Plan"), which provides that 685,978 shares of common stock may be issued in connection with the exercise of stock options and 274,391 shares of common stock may be issued as restricted stock, including performance based restricted stock. In August 2011, a trust was funded

NOTE 10 - STOCK BASED COMPENSATION (Continued)
that purchased 274,391 shares of Bancorp's common stock to fund restricted stock awards under the 2011 Plan. The 274,391 shares were purchased by the trust at a weighted average cost of $12.66 per share.
During the years ended December 31, 2015, 2014 and 2013, the Company recorded $1.5 million, $1.2 million and $1.1 million of stock based compensation expense, respectively, comprised of stock option expense of $465,000, $437,000 and $431,000, respectively and restricted stock expense of $1.0 million, $812,000 and $693,000, respectively.

The following is a summary of the Bancorp’s stock option activity and related information for the years ended December 31, 2015, 2014 and 2013.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2012	877,669	$11.57	6.3 years	$4,461,000
Granted	255,650	17.00
Exercised	(9,811)	10.82
Forfeited/Cancelled	(100)	12.94
Outstanding at December 31, 2013	1,123,408	$12.81	6.2 years	$5,013,000
Granted	39,600	16.92
Exercised	(39,388)	11.12
Forfeited/Cancelled	(23,100)	15.52
Outstanding at December 31, 2014	1,100,520	$12.96	5.3 years	$4,172,000
Granted	130,500	16.99
Exercised	(493,586)	11.76
Forfeited/Cancelled	(21,880)	15.45
Outstanding at December 31, 2015	715,554	$14.45	6.1 years	$4,182,000
Exercisable at December 31, 2015	349,192	$12.63	4.4 years	$2,677,000

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

The fair value and underlying assumptions for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015			2014			2013
Fair Value	$2.24	-	$3.24	$3.49	-	$3.66	$4.20	-	$4.45
Expected Dividend Yield	4.00%			3.53%			2.22%
Expected Volatility	22.45%	-	29.86%	30.71%	-	31.04%	31.11%	-	31.12%
Risk-Free Interest Rate	1.65%	-	1.74%	1.85%	-	1.90%	1.19%	-	1.74%
Expected Option Life in Years	6.5			6.5			6.5

NOTE 10 - STOCK BASED COMPENSATION (Continued)
The 2007 Plan and 2011 Plan allow option holders to pay for option exercises using previously owned shares of Fox Chase Bancorp, Inc. common stock having an equivalent fair value. Options exercised using this method result in fewer shares being issued (the number of options exercised less any shares tendered to exercise the option). During 2015, 408,879 options were exercised using this method, which resulted in 168,721 shares being issued.
The following is a summary of the Bancorp’s unvested options as of December 31, 2015, 2014 and 2013 and the changes therein during the years then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value

Unvested at December 31, 2012	310,661	$3.36
Granted	255,650	4.20
Vested	(90,787)	3.16
Forfeited / Cancelled	—	—
Unvested at December 31, 2013	475,524	$3.85
Granted	39,600	3.65
Vested	(125,521)	3.65
Forfeited / Cancelled	(20,100)	3.91
Unvested at December 31, 2014	369,503	$3.90
Granted	130,500	3.21
Vested	(112,661)	3.82
Forfeited / Cancelled	(20,980)	3.84
Unvested at December 31, 2015	366,362	$3.68

Expected future expense relating to the 366,362 non-vested options outstanding as of December 31, 2015 is $1.0 million over a weighted average period of 2.8 years.

The following is a summary of the status of the Bancorp’s restricted stock as of December 31, 2015, 2014 and 2013 and changes therein during the years then ended.

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2012	130,557	$12.41
Granted	122,450	17.00
Vested	(27,075)	11.77
Forfeited / Cancelled	—	—
Unvested at December 31, 2013	225,932	$14.98
Granted	18,865	15.89
Vested	(47,525)	13.76
Forfeited / Cancelled	(8,650)	15.32
Unvested at December 31, 2014	188,622	$15.36
Granted	51,755	16.31
Vested	(56,154)	14.08
Forfeited / Cancelled	(7,150)	15.51
Unvested at December 31, 2015	177,073	$16.04

Expected future compensation expense relating to the 177,073 restricted shares at December 31, 2015 is $2.0 million over a weighted average period of 2.7 years.

NOTE 10 - STOCK BASED COMPENSATION (Continued)
Performance-based restricted shares granted in 2012 and 2013, as discussed in the following paragraph, vest over a five-year period based on continued service with the Bank and the achievement of performance metrics. The performance metrics to be evaluated during the performance period are (1) return on assets, actual and growth rate, compared to a predetermined peer group and (2) earnings per share growth rate compared to the peer group ("performance criteria"). Each performance metric has a 50% weight. On the third anniversary of the grant date ("measurement date"), the Company's level of performance relative to the performance criteria are evaluated and the number of shares that will vest at that time and over the following two years will be determined. The number of shares eligible to vest is variable and can range from 0% to 150% of the shares identified on the grant date (the "target shares"). Of the shares that will vest, 50% of the shares vest on the measurement date and 25% vest on each of the fourth and fifth anniversaries of the date of grant.

During August 2011, the Company granted 10,668 shares of performance-based restricted stock to certain executive officers of the Company. In August 2014, the Company awarded an additional 4,265 shares of performance-based restricted stock, which represented additional shares owed to participants under the August 2011 grant as the Company exceeded the performance targets under the 2011 award. This represented a total grant of 140% of the "target shares."  The 14,933 shares had a grant date fair value of $12.39.

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

During March 2013, the Company granted 39,250 shares of performance-based restricted stock to certain executive officers of the Company. For the purposes of the above table, the Company is assuming 100% of the "target shares" will be awarded. However, more or less shares may actually be awarded based on the performance of the Company at the applicable measurement date, which is March 7, 2016.

During March 2015, the Company granted 8,840 shares of performance-based restricted stock to certain executive officers of the Company. Performance-based restricted shares granted in 2015 utilize similar performance criteria and measurement date as outlined above for the 2012 and 2013 performance based grants. However, the 2015 awards vest 50% at measurement date and 50% on the fourth anniversary of the date of the grant. For the purposes of the above table, the Company is assuming 100% of the "target shares" will be awarded. However, more or less shares may actually be awarded based on the performance of the Company at the applicable measurement date, which is March 18, 2018.

NOTE 11 - INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 are as follows:

	December 31,
	2015	2014	2013
	(In thousands)
Federal:
Current	$4,213	$1,534	$3,330
Deferred	(70)	1,876	(1,083)
	4,143	3,410	2,247
State:
Current	112	20	—
Deferred	(190)	(12)	16
	(78)	8	16
	$4,065	$3,418	$2,263

NOTE 11 - INCOME TAXES (Continued)
The provision for income taxes differs from the statutory federal rate of 34% due to the following:

	December 31,
	2015	2014	2013
	(In thousands)
Federal income tax at statutory rate of 34%	$4,628	$3,948	$2,651
Tax exempt interest, net	(280)	(295)	(233)
Bank-owned life insurance	(225)	(163)	(160)
ESOP compensation expense	167	158	167
Merger related expenses	79	—	—
Other, net	38	19	14
Dividends received from equity method investments	(61)	(61)	(98)
Dividends paid on benefit plans	(229)	(192)	(89)
State taxes, net	123	(140)	(20)
(Decrease) increase in valuation allowance	(175)	144	31
Total Provision	$4,065	$3,418	$2,263
Effective tax rate	29.87%	29.44%	29.03%

The net deferred tax asset consisted of the following components as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses, net	$3,743	$3,779
Provision for loss on assets acquired through foreclosure	133	100
Nonaccrual interest	42	89
Equity incentive plans	1,089	1,398
Accrued expenses	572	508
Loan origination fees and costs, net	102	—
Merger related expenses	64	—
Deferred lease liability	2	27
State net operating loss carryforward	82	65
Unrealized losses on securities available-for-sale	248	—
	6,077	5,966
Valuation allowance	(36)	(211)
	6,041	5,755
Deferred tax liabilities:
Prepaid expense deduction	86	260
Mortgage servicing rights	37	39
Loan origination costs	—	25
Deferrable earnings on investments	515	478
Depreciation of premises and equipment	261	319
Unrealized gains on securities available-for-sale	—	73
	899	1,194
Net Deferred Tax Asset	$5,142	$4,561
Based on the Company's history of earnings and its expectation of future taxable income, management anticipates that it is more likely than not that the above deferred tax assets will be realized, except for $36,000 of net deferred tax assets related to Fox Chase Bank's state taxes. During 2015, the Company reversed a $182,000 valuation allowance on certain state deferred tax assets, as management determined it is more likely than not the deferred tax assets will be realized.

NOTE 11 - INCOME TAXES (Continued)
Retained earnings include $6.0 million at December 31, 2015, 2014 and 2013 for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the "Act") eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of cumulative retained earnings or liquidates.
Approximately $82,000 of gross deferred tax assets were related to state tax net operating losses at December 31, 2015. Of this amount, $36,000 is related to the Bank and has a full valuation allowance due to an expectation of such net operating losses expiring before being utilized. The remaining $46,000 of gross deferred tax assets were related to state tax net operating losses on Fox Chase Service Corporation and have no valuation allowance as it is more likely than not that it will be fully utilized before it expires. The Company has $509,000 of state net operating losses remaining as of December 31, 2015 for the Bank, which will expire on December 31, 2017 . The Company has $461,000 of state net operating losses remaining as of December 31, 2015 for Fox Chase Service Corporation, which will begin to expire December 31, 2029.
As of December 31, 2015 and prior periods, the Company had no material unrecognized tax benefits or accrued interest and penalties under ASC 740-10. The Company's policy is to account for interest and penalties as a component of income tax expense. Federal and state tax years 2012 through 2014 were open for examination as of December 31, 2015.

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
A summary of the Company's financial instrument commitments at December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
	(In thousands)
Commitments to grant loans	$3,327	$43,853
Unfunded commitments under lines of credit	151,307	123,459
Standby letters of credit	14,366	17,324
Commercial letters of credit	495	413
	$169,495	$185,049
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but includes principally residential or commercial real estate, accounts receivable or inventory. Fixed rate commitments to grant loans were $18.3 million and $6.6 million as of December 31, 2015 and December 31, 2014, respectively. The interest rates on these fixed rate loans ranged from 1.00% to 5.00% as of December 31, 2015 and 4.25% to 6.00% as of December 31, 2014.
Legal Proceedings
The Company is periodically subject to various pending and threatened legal actions, which involve claims for monetary relief. Based upon information presently available to the Company, it is the Company's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company's results of operations.

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)
Service Contracts
The Company has entered into contracts with third-party providers to manage the Company's network operations, data processing and other related services. The projected amount of the Company's future minimum payments contractually due after December 31, 2015 is as follows (in thousands):

Year	Amount
2016	$1,734
2017	1,496
2018	1,333
2019	1,222
2020	1,187
Thereafter	2,015
Merger-Related Litigation
The Company has received a letter from attorneys representing a purported shareholder demanding that the Company's board remedy alleged breaches of fiduciary duties in connection with the merger. The letter asserts that the proposed transaction undervalues the Company and that the Company's directors breached their fiduciary duties by allegedly refusing to adequately shop the company and maximize shareholder value. The letter requests that the Company's board, among other things: (i) undertake all appropriate methods to maximize shareholder value; (ii) revise the merger agreement to eliminate certain deal protection devices; and (iii) refrain from completing the merger.
A negative outcome in this matter could have a material adverse effect on the Company if it results in preliminary or permanent injunctive relief or rescission of the Merger Agreement. Such actions may also create additional uncertainty relating to the merger, and responding to such demands and defending such actions may be costly and distracting to management. The Company is currently not able to predict the outcome of any suit arising out of or relating to the proposed transaction that may be filed in the future.
NOTE 13 - STOCKHOLDERS' EQUITY
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
 Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a Tier 1 capital to total assets leverage ratio of 4.0%. These capital requirements ("Basel III") were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. In addition to establishing the minimum regulatory capital requirements, these regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. Management believes, as of December 31, 2015, that the Bancorp and Bank meet all capital adequacy requirements to which they were subject.
As of December 31, 2015, the Bancorp and Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bancorp or Bank's category.

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)
The Bancorp and Bank's actual capital amounts and ratios at December 31, 2015 and 2014 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015 (Basel III)

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)
Bancorp	$177,349	19.50%	$40,925	4.5%	$59,114	6.5%
Bank	151,676	16.69	40,887	4.5	59,060	6.5

Tier 1 Capital Ratio (to risk-weighted assets)
Bancorp	177,349	19.50	54,567	6.0	72,755	8.0
Bank	151,676	16.69	54,517	6.0	72,689	8.0

Total Capital Ratio (to risk-weighted assets)
Bancorp	186,291	20.48	72,755	8.0	90,944	10.0
Bank	160,618	17.68	72,689	8.0	90,861	10.0

Tier 1 Leverage Ratio (to adjusted average assets)
Bancorp	177,349	15.85	44,755	4.0	55,944	5.0
Bank	151,676	13.52	44,875	4.0	56,094	5.0

December 31, 2014

Tier 1 Capital (to risk-weighted assets)
Bancorp	$175,795	22.41%	$31,379	4.0%	$47,069	6.0%
Bank	148,781	18.97	31,371	4.0	47,057	6.0

Total Risk-Based Capital (to risk-weighted assets)
Bancorp	183,993	23.45	62,758	8.0	78,448	10.0
Bank	156,976	20.02	62,743	8.0	78,428	10.0

Tier 1 Capital (to adjusted assets)
Bancorp	175,795	16.58	42,420	4.0	53,026	5.0
Bank	148,781	13.99	42,551	4.0	53,188	5.0
The Bancorp's ability to pay dividends is limited by statutory and regulatory requirements. The Bancorp may not declare nor pay dividends on its stock if such declaration or payment would violate statutory or regulatory requirements. During 2015, the Bancorp paid total cash dividends of $0.68 per common share. During 2014, the Bancorp paid total cash dividends of $0.60 per common share.
During the first quarter of 2015, the Bancorp received an $8.5 million dividend from the Bank, equaling the amount of the Bank's 2014 net income. During the first quarter of 2014, the Bancorp received a $5.8 million dividend from the Bank, equaling the amount of the Bank's 2013 net income.
The Bancorp repurchased 288,629 shares of common stock during the year ended December 31, 2015 in conjunction with stock repurchase programs. There were 384,400 shares repurchased during the year ended December 31, 2014. As of December 31, 2015, the aggregate purchases recorded as treasury stock, at cost, on the Bancorp's statement of condition is $44.5 million.
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

NOTE 14 - FAIR VALUE (Continued)
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

Level 3 - Valuations are derived from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2015 and 2014:

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

NOTE 14 - FAIR VALUE (Continued)
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
The estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014 were as follows:

		December 31,
		2015		2014
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:
Cash and cash equivalents	Level 1	$7,798	$7,798	$17,213	$17,213
Investment securities available-for-sale	Level 2	139,751	139,751	134,037	134,037
Investment securities held-to-maturity	Level 2	150,190	149,850	170,172	170,854
Loans receivable, net	Level 3	767,683	768,516	724,326	732,142
FHLB stock	NA	6,734	NA	6,015	NA
Accrued interest receivable	Level 2, 3	3,145	3,145	3,147	3,147
Mortgage servicing rights	Level 3	104	104	111	111
Financial liabilities:
Savings and club accounts	Level 2	142,966	142,966	129,893	129,893
Demand, NOW and money market deposits	Level 2	361,490	361,490	325,010	325,010
Brokered deposits	Level 2	78,481	78,219	70,817	70,600
Certificates of deposit	Level 2	182,037	181,422	186,189	186,154
Short-term borrowings	Level 2	38,496	38,496	50,000	50,000
FHLB advances	Level 2	110,000	111,985	120,000	123,189
Other borrowed funds	Level 2	30,000	31,692	30,000	32,017
Accrued interest payable	Level 2	319	319	311	311
Derivative contracts	Level 2, 3	154	154	174	174

The following financial instruments were classified as Level 3 and carried at fair value on a recurring basis as of the dates indicated below:

•
Two commercial loans, since lending credit risk is not an observable input for these loans (see interest rate swap discussion in Note 5).  The unrealized gain on the two loans was $137,000 at December 31, 2015 compared to $152,000 at December 31, 2014.

•
Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input.  The liability resulting from credit derivatives was $6,000 and $12,000 at December 31, 2015 and 2014, respectively.

NOTE 14 - FAIR VALUE (Continued)
The following measures were made on a recurring basis as of December 31, 2015 and 2014.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$299	$—	$299	$—
Corporate securities	17,541	—	17,541	—
Agency residential mortgage related securities	121,911	—	121,911	—
Loans (1)	2,315	—	—	2,315
Derivative contracts (1)	(154)	—	(148)	(6)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$302	$—	$302	$—
Corporate securities	8,086	—	8,086	—
Agency residential mortgage related securities	125,649	—	125,649	—
Loans (1)	2,451	—	—	2,451
Derivative contracts (1)	(174)	—	(162)	(12)
(1)          Such financial instruments are recorded at fair value as further described in Note 5.

The following measures were made on a non-recurring basis as of December 31, 2015 and 2014:

Loans, which were partially charged off at December 31, 2015 and 2014.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

MSRs, the fair value of which was determined using a valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Other real estate owned, for which we used Level 3 inputs, which consist of appraisals, agreements of sale or letters of intent.

NOTE 14 - FAIR VALUE (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

	Balance	(Level 1)	(Level 2)	(Level 3)
December 31, 2015	(In thousands)
Loans	$1,239	$—	$—	$1,239
Mortgage servicing rights	104	—	—	104
Other real estate owned	2,623	—	—	2,623
Total	$3,966	$—	$—	$3,966

December 31, 2014
Loans	$1,654	$—	$—	$1,654
Mortgage servicing rights	111	—	—	111
Other real estate owned	2,814	—	—	2,814
Total	$4,579	$—	$—	$4,579

The following tables include a roll forward of the financial instruments which fair value is determined on a recurring basis using Significant Other Unobservable Inputs (Level 3) for the periods from December 31, 2013 to December 31, 2015.

	Private Label Commercial Mortgage Related Securities	Derivative Contracts	Financial Assets Acquired from Debtors	Loans	Total
	(In thousands)
Beginning balance, December 31, 2013	$2,120	$(4)	$1,938	$2,535	$6,589
Purchases/additions	—	(12)	—	—	(12)
Sales	—	—	(1,938)	—	(1,938)
Payments received	(2,118)	—	—	(112)	(2,230)
(Decrease) increase in value	(2)	4	—	28	30
Ending balance, December 31, 2014	$—	$(12)	$—	$2,451	$2,439
Purchases/additions	—	(2)	—	—	(2)
Sales	—	—	—	—	—
Payments received	—	—	—	(120)	(120)
Increase (decrease) in value	—	8	—	(16)	(8)
Ending balance, December 31, 2015	$—	$(6)	$—	$2,315	$2,309

There were no transfers made between levels during the years ended December 31, 2015 or 2014.

NOTE 15 - RELATED PARTY TRANSACTIONS
Transactions with Directors and Executive Officers
The Company may from time to time enter into transactions with its directors and executive officers.
There were no loans to directors and executive officers as of December 31, 2015 and 2014.
Equity Method Investments
As of December 31, 2015, 2014 and 2013, Fox Chase Bank owned approximately 45% of PMA. During 2015, 2014 and 2013, the Company engaged in certain business activities with PMA. These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage loans from PMA. The Company recorded interest income from PMA on the warehouse line of $288,000, $269,000, and $307,000 for the years ended December 31, 2015, 2014 and 2013, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, of $39,000, $35,000 and $47,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The balance outstanding on the warehouse line was $7.6 million and $11.7 million at December 31, 2015 and 2014, respectively. In addition, the Company acquired total loans from PMA of $0, $668,000 and $892,000 for the years ended December 31, 2015, 2014 and 2013, respectively, which includes the cost of the loans.
The Company's investment in PMA was $2.2 million and $2.1 million, respectively, at December 31, 2015 and 2014 and was included in other assets on the consolidated statements of condition.

NOTE 16 - ACCOUNTING PRONOUNCEMENTS
Accounting Standards Update (ASU) No. 2015-01 - Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this update were effective for the Company for annual and interim periods beginning on or after January 1, 2016. This update did not have an impact on the Company’s consolidated financial statements.
ASU No. 2015-02 - Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) Eliminate the presumption that a general partner should consolidate a limited partnership, (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update were effective for the Company for annual and interim periods beginning on or after January 1, 2016. This update did not have an impact on the Company’s consolidated financial statements.
ASU No. 2015-05 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this Update provide guidance to software customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change generally accepted accounting principles for a customer’s accounting for service contracts. The amendments in this update were effective for the Company for annual and interim periods beginning on or after January 1, 2016, however early adoption was permitted. The Company adopted this update effective with its issuance. Pursuant to the this guidance, agreements related to the change in our outsourced data processing systems during October 2015 are accounted for as service contracts.

NOTE 17 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for Fox Chase Bancorp, Inc. (parent company only) reflect the investment in its wholly owned subsidiary, Fox Chase Bank, using the equity method of accounting.
CONDENSED BALANCE SHEET

	December 31,
	2015	2014
	(In thousands)
ASSETS
Cash and due from banks	$1,101	$290
Interest-earning deposits with banks	19,051	19,994
Total cash and cash equivalents	20,152	20,284
Investment in subsidiary	151,242	148,897
Due from subsidiary, net	—	1,020
ESOP loans	4,903	5,525
Deferred Tax Asset	62	—
Other assets	1,088	261
Total Assets	177,447	175,987
LIABILITIES AND STOCKHOLDERS' EQUITY
Due to subsidiary, net	4	—
Other liabilities	529	76
Total Liabilities	533	76
Stockholders' Equity	176,914	175,911
Total Liabilities and Stockholders' Equity	$177,447	$175,987
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
INCOME
Interest on deposits with banks	$31	$37	$37
Interest on ESOP loans	327	365	400
Total Income	358	402	437
EXPENSES
Other expenses	1,456	906	996
Total Expenses	1,456	906	996
Loss before income tax benefit and equity in undistributed net earnings of subsidiary	(1,098)	(504)	(559)
Income tax benefit	(292)	(171)	(280)
Loss before equity in undistributed net earnings of subsidiary	(806)	(333)	(279)
Equity in undistributed net earnings of subsidiary	10,352	8,528	5,813
Net Income	$9,546	$8,195	$5,534

NOTE 17 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows From Operating Activities
Net income	$9,546	$8,195	$5,534
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(10,352)	(8,528)	(5,813)
Increase in deferred tax asset	(62)	—	—
Decrease (increase) in due from subsidiary, net	1,024	(132)	(907)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(829)	(86)	(59)
Decrease (increase) in other assets	2	(155)	588
Increase (decrease) in other liabilities	453	(34)	(2)
Net Cash Used in Operating Activities	(218)	(740)	(659)
Cash Flows from Investing Activities
Loan payment received on ESOP loans	622	584	550
Cash dividends received from subsidiary	8,527	5,813	—
Net Cash Provided by Investing Activities	9,149	6,397	550
Cash Flows from Financing Activities
Purchase of treasury stock	(4,770)	(6,262)	(3,703)
Excess tax benefit from exercise of stock options and vesting of restricted stock	829	86	59
Receipts from subsidiary related to equity compensation activity	1,468	1,248	3,316
Common stock issued for exercise of stock options	1,015	439	106
Cash dividends paid	(7,605)	(6,917)	(3,243)
Net Cash Used in Financing Activities	(9,063)	(11,406)	(3,465)
Net Decrease in Cash and Cash Equivalents	(132)	(5,749)	(3,574)
Cash and Cash Equivalents—Beginning	20,284	26,033	29,607
Cash and Cash Equivalents—Ending	$20,152	$20,284	$26,033

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)
The following represents summarized quarterly financial data of Fox Chase Bancorp, Inc. and subsidiary, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. The Company reported net income of $1.8 million for the quarter ended December 31, 2015 and net income of $2.1 million for the quarter ended December 31, 2014.
The net income for the quarter ended December 31, 2015 included $487,000 of merger related expense and $292,000 of one-time core data processing systems conversion expense.
The net income for the quarter ended December 31, 2014 included a provision for loan losses of $350,000 and a valuation adjustment of assets acquired through foreclosure of $23,000, which was recorded in noninterest expense.

Three Months Ended	12/31/2015	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
	(Dollars in thousands, except per share data)
Interest income	$9,953	$9,906	$10,090	$10,124	$9,840	$10,153	$10,078	$10,058
Interest expense	1,563	1,505	1,437	1,452	1,606	1,635	1,653	1,741
Net interest income	8,390	8,401	8,653	8,672	8,234	8,518	8,425	8,317
Provision (Credit) for loan losses	100	(300)	(1,267)	472	350	1,493	100	—
Net interest income after provision for loan losses	8,290	8,701	9,920	8,200	7,884	7,025	8,325	8,317
Noninterest income	745	721	696	571	678	642	514	459
Noninterest expense	6,387	6,058	6,023	5,765	5,621	5,198	5,419	5,993
Income before taxes	2,648	3,364	4,593	3,006	2,941	2,469	3,420	2,783
Income tax provision	865	1,036	1,437	727	833	653	1,105	827
Net Income	$1,783	$2,328	$3,156	$2,279	$2,108	$1,816	$2,315	$1,956

Per Common Share Data
Weighted average common shares—basic	10,984,837	10,918,909	10,938,705	11,027,566	11,127,377	11,287,884	11,291,452	11,294,883
Weighted average common shares—diluted	11,216,635	11,148,260	11,176,780	11,267,666	11,366,427	11,523,917	11,534,163	11,555,104
Net income per share—basic	$0.16	$0.21	$0.29	$0.21	$0.19	$0.16	$0.21	$0.17
Net income per share—diluted	$0.16	$0.21	$0.28	$0.20	$0.19	$0.16	$0.20	$0.17