Form 10-K/A
period 2015-12-31
Fox Chase Bancorp Inc
filed 2016-03-28
CIK 1485176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock as of February 29, 2016 was 11,767,590.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Explanatory Note

Fox Chase Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 4, 2016 (the “Original Filing”), in accordance with General Instruction G(3) to Form 10-K, to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

Except for the information described above, this Amendment No. 1 on Form 10-K/A does not amend or otherwise update any other information in the Original Filing on Form 10-K and this Amendment No. 1 speaks as of the filing date of our Original Filing on Form 10-K. Events occurring after the date of the Original Filing on Form 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC subsequent to the date of the Original Filing on Form 10-K.

PART III

ITEM 10.                 Directors, Executive Officers and Corporate Governance

DIRECTORS

Roger H. Ballou served until January 2011 as the President and Chief Executive Officer and a director of CDI Corporation (NYSE: CDI), a company that offers engineering, information technology and professional staffing solutions. Before joining CDI, Mr. Ballou served as Chairman and Chief Executive Officer of Global Vacation Group and as a senior advisor to Thayer Capital Partners. Previously, he was President and Chief Operating Officer of Alamo Rent-a-Car. Before joining Alamo, for more than 16 years, he held several positions with American Express, culminating in his appointment as President of the Travel Services Group. Mr. Ballou is also a director of Alliance Data Systems (NYSE: ADS) and RCM Technologies, Inc. (Nasdaq:  RCMT).  Mr. Ballou received a B.S. in Economics from the University of Pennsylvania’s Wharton School and an M.B.A. from the Dartmouth College’s Amos Tuck School. Age 64. Director since 2005.

As a former President and Chief Executive Officer of a corporation listed on the New York Stock Exchange, Mr. Ballou provides the Board with extensive public company oversight and leadership experience. In addition, Mr. Ballou offers the Board of Directors significant business and management level experience including experience in the financial services industry.

Todd S. Benning is a founding stockholder of Dunlap & Associates, PC, a full-service certified public accounting firm located in Chalfont, Pennsylvania. He serves as the firm’s Director of Taxation and has over thirty years of experience in public accounting. Mr. Benning earned a Master of Taxation degree from Villanova University and is a graduate of Geneva College where he earned degrees in Accounting and Business Administration. Age 55. Director since 2005.

As a founding stockholder of a certified public accounting firm, Mr. Benning provides the Board of Directors with critical experience regarding accounting matters and small company management. He works extensively with companies within the region in which Fox Chase Bancorp conducts its business.

Donald R. Caldwell is the founder, Chairman and Chief Executive Officer of Cross Atlantic Capital Partners, a leading venture capital firm with over $500 million under management that invests in early to mid-stage technology companies focusing on enterprise software, SaaS, IT services, telecommunications and financial services.  In addition to serving as a director of several of the firm’s portfolio companies, he also serves as a board member of Amber Road, Inc. (NYSE: AMBR), InsPro Techologies Corporation (OTC: ITCC), Lightning Gaming, Inc., Quaker Chemical Corporation (NYSE: KWR), Rubicon Technology, Inc. (Nasdaq:  RBCN).  He also was a director of Diamond Technology, Inc. from 1994 to 2010.  Age 69. Director since 2014.

Mr. Caldwell provides insight on public company matters through his service on numerous public company boards.  He also has experience with accounting and finance, financial reporting, governance and strategic planning matters.

Richard M. Eisenstaedt served as General Counsel for Eastern University from July 2004 through 2010.  Before joining Eastern University, Mr. Eisenstaedt retired as Vice President, General Counsel and Corporate Secretary for Triumph Group, Inc. (NYSE: TGI).  Previously, he was General Counsel for Unisource, a subsidiary of Alco Standard Corporation.  Mr. Eisenstaedt is a graduate of Albany Law School, Albany, New York, and Lehigh University, Bethlehem, Pennsylvania.  Age 70.  Director since 2005.

As an attorney who advised a New York Stock Exchange-listed corporation, Mr. Eisenstaedt effectively provides the Board with the leadership necessary to assess governance and issues facing a public company.

Anthony A. Nichols, Sr. is Chairman Emeritus and Trustee of Brandywine Realty Trust (NYSE: BDN).  Mr. Nichols founded The Nichols Company, a private real estate development company, through a corporate joint venture with Safeguard Scientifics, Inc. and was President and Chief Executive Officer before its merger with Brandywine Realty Trust. Previously, Mr. Nichols was Senior Vice President of Colonial Mortgage Service Company (now GMAC Mortgage Corporation) and President of Colonial Advisors.  Mr. Nichols is a graduate of St. Joseph’s University.  Age 76.  Director since 2005.

Mr. Nichols’ background provides the Board of Directors with critical experience in certain real estate matters, which are essential to the business of Fox Chase Bancorp. He also is a strong advocate of Fox Chase Bancorp through his extensive civic and community involvement.

Thomas M. Petro has been President and Chief Executive Officer of Fox Chase Bank since June 2005. Before joining Fox Chase Bank, Mr. Petro served as President and Chief Executive Officer, of Northeast Pennsylvania Financial Corp. and its principal subsidiary, First Federal Bank in Hazelton, Pennsylvania. Before joining First Federal Bank, Mr. Petro was a principal with S.R. Snodgrass, LLC.  Mr. Petro also served as Executive Vice President of the Bryn Mawr Trust Company, President of the Bryn Mawr Brokerage Company and Chairman of Bryn Mawr Asset Management. He began his banking career with Mellon Bank in Pittsburgh, Pennsylvania. Mr. Petro is Chair of the Audit Committee of Eastern University.  He is an appointee of the Federal Reserve Board of Governors to the Community Depository Institution Advisory Council and past Chairman of the Pennsylvania Bankers Association.  Mr. Petro is a graduate of Point Park College in Pittsburgh, Pennsylvania and holds both a B.S. Business Management and an A.S. Banking.  Age 57. Director since 2005.

Mr. Petro’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which Fox Chase Bank serves provides the Board valuable insight regarding the business and operation of Fox Chase Bank. Mr. Petro’s knowledge of Fox Chase Bancorp’s and Fox Chase Bank’s business, combined with his strategic vision, position him to serve as our President and Chief Executive Officer.

Gerald A. Ronon is President and Chief Operating Officer of Lubert-Adler, a private real estate investment company headquartered in Philadelphia, Pennsylvania.  Prior to rejoining Lubert-Adler in 2010 (where he had previously worked from 1998 to 2007), Mr. Ronon was Founder and Managing Partner of Cheswold Real Estate Investment Management, LLC.  Age 54. Director since 2014.

Mr. Ronon provides strong leadership and management experience coupled with extensive knowledge on real estate matters.

EXECUTIVE OFFICERS

For information concerning officers of the Company, see Part I, Item 1 “Business — Executive Officers of the Registrant” in the Annual Report on Form 10-K filed on March 4, 2016.

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

Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during 2015.

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

A copy of the Company’s Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investor Relations section on Fox Chase Bancorp’s website on www.foxchasebank.com.

AUDIT COMMITTEE

The Audit Committee, which consists of Donald R. Caldwell (Chairman), Todd S. Benning and Anthony A. Nichols, Sr., assists the Board of Directors in its oversight of the Company’s accounting, auditing, internal control structure and financial reporting matters, the quality and integrity of the Company’s financial reports and the Company’s compliance with applicable laws and regulations. The Audit Committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Board of Directors has designated Donald R. Caldwell as an “audit committee financial expert” under the rules of the Securities and Exchange Commission.  Mr. Caldwell is independent under the listing requirements of the Nasdaq Stock Market applicable to audit committee members.

ITEM 11.              Executive Compensation

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A. See “Compensation Discussion and Analysis.”

Compensation Committee of the Board of Directors of

Fox Chase Bancorp, Inc.

Todd S. Benning, Chairman

Roger H. Ballou

Richard M. Eisenstaedt

Gerald A. Ronon

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The following discussion provides an overview and analysis of our Compensation Committee’s philosophy and objectives in designing compensation programs, as well as the compensation determinations and the rationale for those determinations relating to Thomas M. Petro - Chief Executive Officer, Jerry D. Holbrook - Chief Operating Officer, Roger S. Deacon - Chief Financial Officer, Michael S. Fitzgerald - Chief Lending Officer and Randall J. McGarry - Chief Information Officer (collectively referred to as our “named executive officers”).

This discussion should be read together with the compensation tables for our named executive officers located elsewhere in this Form 10-K/A.

Executive Summary

It is the intent of the Compensation Committee to provide our named executive officers with a total compensation package that is market competitive, promotes the achievement of our strategic objectives and is aligned with operating and other performance metrics to support long-term stockholder value.  In addition, we have structured our executive compensation program to include elements that are intended to create an appropriate balance between short- and long-term, cash and equity, bank and individual performance and formula and discretion, thereby discouraging excessive risk taking.

Fiscal Year 2015 Performance

In 2015, we continued to implement our commercial business strategy, improved our asset quality and completed the conversion of our operating systems to a new system, which resulted in:

•                                                Improved earnings.  Net income was $9.5 million, or $0.85 per diluted share for the year ended December 31, 2015, compared to $8.2 million, or $0.71 per diluted share for the year ended December 31, 2014.  This represents a 17% increase in earnings year over year.  The results for

2015 include a one-time after-tax core data processing systems conversion-related expenses of $839,000 or $0.08 per share and after-tax merger-related expenses of $396,000 or $0.03 per share.

•                                                Increased commercial loan growth.  Average commercial loans grew by 9.1% during 2015 and now represent 87% of the total loan portfolio.  The increase was due primarily to an increase in multi-family and commercial real estate loans and commercial and industrial loans.

•                                          Non-performing assets.  Total nonperforming assets decreased 18% to $5.2 million at December 31, 2015 from $6.3 million at December 31, 2014.

•                                          Data Processing System Conversion.  In October 2015, the Company successfully completed a conversion of its core operating systems to a new provider.

Compensation Actions for 2015

In light of the Company’s financial performance and management’s role in accomplishing certain corporate objectives, the Compensation Committee took the following actions with respect to the compensation and benefits programs for our named executive officers:

•                                          The Compensation Committee approved the 2015 Executive Incentive Compensation Plan (the “2015 EICP”), a short-term incentive compensation program, to reward certain named executive officers for the long-term value they add to the Company through their commitment to our strategic objectives, growth in our commercial loan portfolio and maintenance of solid profit and efficiency ratios.  The incentive opportunities provided under the 2015 EICP were developed by our management team and the Compensation Committee based on the market practice of our peers.  In light of our 2015 financial performance and each individual’s contribution to our success, our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Lending Officer each earned a cash incentive under the 2015 EICP.  See “—2015 Executive Incentive Compensation Plan” for information on Company and individual performance measures and “Executive Compensation—Summary Compensation Table” for the actual 2015 plan payouts. All payments made under the 2015 plan are subject to recoupment in accordance with the terms of the plan.  Our Chief Information Officer does not participate in the 2015 Executive Incentive Compensation Plan but was paid a discretionary bonus of $45,000 for 2015 performance.

•                                          In October 2015, the Compensation Committee reviewed the employment agreements for Messrs. Petro, Holbrook, Deacon and Fitzgerald and extended each agreement through October 1, 2018.  See “Executive Compensation—Employment Agreements” and “Executive Compensation — Post-Termination Payouts” for a description of the payments and benefits provided under the agreements.  In addition, the Compensation Committee extended the term of Mr. McGarry’s change in control agreement through October 1, 2018.   See “Executive Compensation—Potential Post-Termination Payments” for information on the payments and benefits provided under Mr. McGarry’s change in control agreement.  On December 8, 2015, the Company entered into an agreement and plan of merger with Univest Corporation of Pennsylvania (“Univest”) and the named executive officers entered into certain settlement agreements with the Company and Univest with respect to payments due in connection with the transaction.

•                                          In continued support of our pay for performance approach and our goal to align the interests of our executives and stockholders, the Compensation Committee awarded our named executive officers stock option grants, restricted stock awards and performance awards under the 2011 Equity Incentive Plan.  See “—Long-Term Equity-Based Incentives” for the terms and conditions of the 2015 equity awards.  See also “Executive Compensation—Grant of Plan-Based Awards” for detailed information on the individual equity awards granted to our named executive officers in 2015.

•                                          In October, 2015, the Compensation Committee approved bonuses for the successful conversion of the core data processing systems.  With respect to the named executive officers, Mr. McGarry received a bonus of $10,000.

•                                          In December, 2015, the Compensation Committee approved bonuses for the successful merger announcement with Univest in the amounts of $15,000, $12,500 and $10,000 to Messrs. Petro, Holbrook and Deacon.

All of the actions we take in regards to our compensation benefit plans and arrangements are subject to our Sound Incentive Compensation Policy, which sets forth our commitment to maintain compensation practices and procedures that do not encourage excessive risk taking.

Compensation Actions of 2016

In connection with the Compensation Committee’s review of each named executive officer’s job performance for 2015, the Committee considered adjustments to base salary based on the responsibility, experience contributions and performance of each named executive officer, their value in the marketplace and their role in our future success.  Based on these factors, the Committee increased base salaries for Messrs. Petro, Holbrook, Deacon, Fitzgerald and McGarry by 2.38%, 2.40%, 2.37%. 2.33% and 2.14%. respectively.  Effective March 1, 2016, the new annual base salaries for Messrs. Petro, Holbrook, Deacon, Fitzgerald and McGarry are $387,000, $256,000, $216,000, $220,000 and $191,000, respectively.  Base salaries for our named executive officers are generally commensurate with the median salaries for similarly situated executives in our peer group.

Say-on-Pay Vote Results

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, we held an advisory vote on the approval of the compensation of our named executive officers (the “Say-on-Pay Proposal”) at our 2015 annual meeting.  The results were that 89.8% of our stockholders who voted on the Say-on-Pay Proposal voted in favor of it.  The Compensation Committee considered this positive result as an affirmation of its compensation related policies and decisions.

Our Philosophy on Executive Compensation

Our goal is to drive sustainable increases in the value of Fox Chase Bancorp by profitably serving an expanding base of satisfied clients. Our competitive advantage is the caliber of our people. It is people who deliver exceptional care to our clients and align business processes to deliver what clients care about most.  Our people-driven strategy demands that we attract, develop and retain a highly competent team while aligning compensation with business results.

Within this context, the three major objectives for our executive compensation program are to:

•                  Alignment: Link executive compensation with increases in stockholder value and align stockholder and executive interests by requiring meaningful executive stock ownership levels.

•                  Motivation: Motivate executives to be accountable for achievement of our strategic and financial objectives.

•                  Retention and Attraction: Retain and attract senior executives, as well as other management personnel.

To achieve these objectives, we have structured compensation and benefit programs that provide our named executive officers with the following:

•                  Salary levels and merit salary increases that reflect position responsibilities, competitive market rates, strategic importance of the position and individual performance.

•                  Annual cash incentive (i.e., bonus) payments that are based on Fox Chase Bancorp’s annual financial performance as defined by the Compensation Committee and approved by the Board and achievement of certain strategic non-financial performance objectives. The 2015 EICP sets forth the performance criteria established by the Compensation Committee for the 2015 fiscal year.  See “2015 Executive Incentive Compensation Plan.”

•                  Long-term equity-based incentives that reward outstanding performance with incentives that focus our management team on creating stockholder value over the long term.  By increasing the equity holdings of our named executive officers, we provide them with a continuing stake in our long-term success.   The Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan and 2011 Equity Incentive Plan provide the Compensation Committee with the tools to support the Company’s pay for performance philosophy.  See “—Long-Term Equity Based Incentives; Timing Issues and Grant Practices.”

•                  Benefit programs that provide our executives with access to health and welfare benefits. In addition, our named executive officers are eligible to participate in our 401(k) plan and employee stock ownership plan.  Our benefit programs are designed to be competitive with our peers.

•                  Employment and change in control agreements that assure stability in management and provide market-based competitive change in control protection in a consolidating industry.

The various elements of the total compensation package for our named executive officers are designed to achieve different specific purposes, which are complementary, including: motivating appropriate behavior; rewarding different aspects of corporate or individual performance; and attracting and retaining the talent needed to successfully lead Fox Chase Bancorp and maximize stockholder value.

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

•                  Performance Management:  Performance assessment criteria for each executive are clearly communicated each year and are consistent with areas of performance identified by the Board of Directors.

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

•                  Financial Measures:  The Board of Directors establishes financial objectives through both longer-term strategic plans and annual profit plans.

•                  Individual Measures:  Assessment versus pre-established individual performance expectations for:

•                        Financial and strategic non-financial goals and objectives to drive earnings growth, value creation and execution; and

•                        Financial and operational controls that maintain prudent risk management practices.

•                        Competitive Framework: We compare our management compensation levels with the compensation paid to comparable executives for a selected peer group.

•                        Pay Positioning: The total compensation (base salary, annual incentive, long-term incentives) and benefits package for our named executive officers are positioned around median competitive levels, taking into account the relative responsibilities of our named executive officers.  Actual total compensation in any given year may be above or below the target level based on individual and corporate performance.

•                        Decision-Making Authority: Decision-making for our compensation program is shared among the Board of Directors, the Compensation Committee, the Chief Executive Officer and the Human Resources Director. The Board of Directors approves compensation for the Chief Executive Officer and the Compensation Committee approves compensation for other senior executive officers, after reviewing recommendations provided by the Chief Executive Officer and the Human Resources Director.

•                        Communication: Communication of our compensation philosophy, annual and long-term incentive program design and the goal-setting process is necessary to achieve program objectives. The Compensation Committee communicates its annual incentive program through the Executive Incentive Compensation Plan and individual performance scorecards.  Long-term incentives (e.g. equity awards) are communicated to the named executive officers through plan documents and award agreements.  Full communication before and during defined performance periods:

•                  Allows executives to understand how their performance is evaluated and how their compensation is determined;

•                  Demonstrates the alignment between compensation and strategic business initiatives and creating stockholder value; and

•                  Ensures accountability of all executives for individual and group performance.

The Role of the Compensation Committee in Determining Executive Compensation

Compensation for our named executive officers is determined under programs reviewed and approved by the Compensation Committee and reported to the Board of Directors. The Compensation Committee approves all executive officer salary adjustments and annual and long-term incentive awards. With respect to the Chief Executive Officer’s annual performance review, the Compensation Committee recommends salary levels and annual and long-term incentive awards, which are then ratified by the Board of Directors. The Compensation Committee also oversees Fox Chase Bancorp’s employee benefit plans and assesses executive performance results in determining awards under any other annual and long-term incentive plan.  Additionally, the Compensation Committee approves executive employment or severance agreements, except for the Chief Executive Officer, whose agreement is approved by the Board of Directors.  Finally, the Compensation Committee reviews compensation arrangements for the independent directors and makes recommendations to the full Board of Directors, as appropriate.

The Compensation Committee operates under a written charter that establishes the Compensation Committee’s responsibilities. The Compensation Committee reviews the Charter annually and reports any changes to the Board of Directors.  The Nominating and Governance Committee reviews these changes as well to ensure that the scope of the Charter is consistent with the Compensation Committee’s role. Under the Charter, the Compensation Committee is charged with general responsibility for the oversight and administration of our compensation program. The Charter also authorizes the Compensation Committee to engage consultants and other professionals without management approval to the extent deemed necessary to discharge its responsibilities.

Compensation Consultants

In the past, the Compensation Committee engaged Meridian Compensation Partners LLC to assist the committee in reviewing its executive and director compensation arrangements.  The Compensation Committee did not engage any compensation consultants for 2015.  Meridian Compensation Partners LLC is an independent compensation consulting firm reporting directly to the Compensation Committee.

Role of Management

Our Chief Executive Officer and Human Resources Director develop recommendations regarding the appropriate mix and level of compensation for our management team and then review such recommendations with the Compensation Committee.  The recommendations consider the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee.  Our Chief Executive Officer meets with the Compensation Committee to discuss the compensation recommendations for the named executive officers. The Chief Executive Officer does not participate in Compensation Committee discussions relating to the determination of his compensation.   During 2015, management assisted the Compensation Committee in the developing the 2015 EICP as a means to provide certain named executive officers with short-term incentive compensation that is consistent with market practices.

Base Salaries

In general, we target base salaries around the median competitive level relative to comparable positions in our peer group taking into account the comparative responsibilities, internal pay equity and performance of the executive officers involved. Where the responsibilities of executive positions at Fox Chase Bancorp are different from those typically found among other banks, or where executives are new to their responsibilities or play a particularly critical role at Fox Chase Bancorp, base salaries may be targeted above or below median competitive levels.   Merit increases for certain named executive officers effective as of March 2015 reflected market conditions and cost-of-living adjustments.  The increases in base salaries for 2015 for the named executive officers ranged between 2.16% to 2.46%.

2015 Executive Incentive Compensation Plan

Our 2015 EICP was designed to recognize and reward participants with cash incentives for their performance and contribution to the financial performance of Fox Chase Bancorp.  All of the named executive officers, except our Chief Information Officer, participated in the 2015 EICP.

The objectives of the 2015 EICP include, but are not limited to:

•                  Focusing executive attention on key business metrics that support our business strategy;

•                  Aligning pay with the financial performance of Fox Chase Bancorp and each participant’s individual performance;

•                  Motivating participants to achieve specific, measurable objectives that are aligned with our key business objectives; and

•                  Enabling Fox Chase Bank to attract and retain needed talent.

Under the 2015 EICP, each participant was given a target incentive opportunity based on competitive market practice for his role at Fox Chase Bank. The threshold, target and stretch incentive opportunities under the plan are calculated as a percentage of base salary and determined on a basis that is consistent with competitive market practices. Actual awards range from 0% of target (not achieving minimal performance) to 150% of target (for exceptional performance). Incentives for all participants are generally based on a combination of the performance of Fox Chase Bancorp and individual performance (collectively the “Performance Measures”).  Fox Chase Bancorp had to achieve at least threshold net income for any EICP performance component to pay above target levels under the 2015 EICP.  The 2015 EICP defined threshold net income as 80% of budget/plan for 2015.  Stretch was defined as 110% of budget/plan for 2015. This performance gate insures large payouts will not be made when net income is poor and is consistent with market practice. The 2015 EICP provides the Compensation Committee with discretion to adjust payouts for extraordinary items with Board approval.  No adjustments were made for the 2015 Plan Year.

Management monitored the progress of the various Performance Measures on a quarterly basis and reviewed the results with the Compensation Committee.  All payouts under the 2015 Plan are subject to the Fox Chase Bancorp clawback policy.

The following table summarizes the incentive reward opportunities and ranges for each named executive officer who participated in the 2015 EICP. See “Executive Compensation — Summary Compensation Table” for the actual payouts under the 2015 EICP.

	2015 EICP Incentive Award Opportunities
Role	Below Threshold	Threshold (50% of Target)	Target (100%)	Stretch (150% of Target)
Chief Executive Officer	—%	17.5%	35.0%	52.5%
Chief Operating Officer	—	17.5	35.0	52.5
Chief Financial Officer	—	15.0	30.0	45.0
Chief Lending Officer	—	15.0	30.0	45.0

To focus all participants on our overall success and reinforce our team approach, the performance of all participants (except our CEO) was measured relative to two categories: Fox Chase Bancorp Financial Performance and Individual Performance.

The following chart shows how each participant’s incentive opportunity was weighted based on the Compensation Committee’s evaluation of their contribution to the achievement of the Fox Chase Bancorp Performance Measures and each participant’s Individual Performance Measures. The Compensation Committee had full discretion in determining the weight given to a specific individual performance measure.

Position	Fox Chase Bancorp Performance Measures	Individual Performance Measures
Chief Executive Officer	100%	0%
Chief Operating Officer	70	30
Chief Financial Officer	70	30
Chief Lending Officer	70	30

Fox Chase Bancorp Performance Measures

In 2015, we looked at the following key financial measures when evaluating our performance.

•                  Core Net Income

•                  Earnings Per Share

•                  Core Tangible Book Value Per Share

•                  Increase in Net Interest Income

•                  Limit Increase in Core Non-Interest Expense

•                  Core ROA

•                  Core ROE

•                  Efficiency Ratio

•                  Deposit Growth

•                  Loan Growth

•                  Credit/Asset Quality

•                  BSA Compliance

We also considered a Long-Term Value performance measure, which is completely discretionary. The Compensation Committee looks at the following factors to evaluate this performance measure:

1.              Making sound and prudent financial/strategic choices about capital deployment.

2.              Hiring, developing and retaining a motivated and efficient staff.

3.              Building high quality earnings.

4.              Making good judgments about risk and pricing of products.

The weight given to the achievement of the various Performance Measures is noted below; however, the Compensation Committee can use its discretion to determine whether full weight or partial weight should be given for the specific performance measures.

Performance Measure	2015 Performance Goals Threshold/Target/Stretch	CEO	COO	CFO	CLO
Long-Term Value of Company	Committee discretion	30%	25%	20%	15%
Achieve Profit Plan Objectives		30%	25%	25%	20%
Core Net Income	$6.98m/$8.73m/$9.60m
Earnings Per Share (Diluted)	$0.78
Core Tangible Book Value Per Share	$15.14
Exceeds Net Interest Income	$33.1m
Limit Increase in Core Non-Interest Expense	Less than +2.8%
Core Return on Assets	0.80%
Core Return on Earnings	4.95%
Non-performing Assets to Total Assets Ratio	<1.0%

Drive Efficiency		10%	15%	20%
Efficiency ratio	<63.4%
Net Interest Margin	>3.13%

Achieve Targeted Deposit Growth
Average Core Deposits/Total	>62.3%	10%

Achieve Targeted Loan/Fee Growth		15%			30%
Average Commercial Loans	$624.2mm
Loan Fees Collected	$1.1mm
BSA Compliance	Satisfactory Rating	5%	5%	5%	5%
Individual Measures		—%	30%	30%	30%

Individual Performance Measures

In addition to the Fox Chase Bancorp Performance Measures above, certain 2015 EICP participants had Individual Performance Measures that required contributions specific to their functional area. The Compensation Committee, in its sole discretion, determined whether a participant had achieved his individual performance measures for the 2015 fiscal year.

The 2015 Individual Performance Measures were as follows:

Role	Individual Performance Measures
Chief Operating Officer	Reduce non-performing loans, improve operating efficiencies, credit/asset quality
Chief Financial Officer	Maintain internal control environment, improve operating efficiencies
Chief Lending Officer	Maintain credit/asset quality, achieve cash management fee objectives and achieve loan production goals

Long-Term Equity-Based Incentives; Timing Issues and Grant Practices

We currently maintain the 2007 Equity Incentive Plan and the 2011 Equity Incentive Plan to grant equity awards to eligible plan participants. We utilize our equity incentive plans to align the interests of our named executive officers with our stockholders and focus our executives on long-term sustained performance through the grant of annual equity awards.  The Compensation Committee determines grant dates and the stock option exercise prices after carefully considering our timing of earnings releases and/or other material non-public information to ensure that there is no manipulation of the market to the executive’s benefit. The Compensation Committee’s decisions are reviewed and ratified by the full Board of Directors. Similarly, we never time the release of material non-public information to affect the value of executive compensation. In general, the release of such information reflects established timetables for the disclosure of material non-public information such as earnings reports or, with respect to other events reportable under federal securities laws, the applicable requirements of such laws with respect to timing of disclosure.  In accordance with the equity incentive plans, options are granted at an exercise price equal to the closing price of our common stock on the Nasdaq Stock Market on the date of grant.

Employment and Change in Control Agreements

We currently maintain employment agreements with Messrs. Petro, Holbrook, Deacon and Fitzgerald.  In 2015, the Compensation Committee extended the terms of these agreements through October 1, 2018.  Our decision to extend the term of the agreements was based on our evaluation of each executive’s role at Fox Chase Bancorp and his overall performance during 2015.  Our employment agreements with our named executive officers assist us in attracting and retaining top talent and reflect best practices.  The employment agreements outline the terms and conditions of each executive’s employment, and provide certain financial protection in the event of a change in control.  See “Executive Compensation—Employment Agreements” and “Executive Compensation — Post-Termination Payouts” for additional information on these arrangements.

Fox Chase Bancorp and Fox Chase Bank maintain a change in control agreement with Randall J. McGarry to provide Mr. McGarry with a severance payment if his employment is terminated in connection with a change in control (as defined in the agreement).  During the period in which Mr. McGarry is receiving his severance benefit, he will be subject to non-compete and non-solicitation provisions that are included in the change in control agreement.  In 2015, the Compensation Committee extended Mr. McGarry’s Agreement through October 1, 2018.  See “Executive Compensation — Post-Termination Payouts” for information on the payments and benefits provided to Mr. McGarry under his arrangement.

Executive Perquisites

Fox Chase Bancorp does not provide named executive officers with perquisites.

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

Stock Ownership Guidelines

We maintain stock ownership guidelines for the named executive officers and members of our Board of Directors. The guidelines state that each non-employee member of the Board of Directors must obtain ownership levels in Fox Chase Bancorp equal to five times their annual retainer. These ownership guidelines were increased in 2015 from three to five times their annual retainer.  Our Chief Executive Officer is required to acquire stock ownership levels equal to four times his base salary. The remaining named executive officers must acquire stock ownership levels of two times their base salaries. All executive officers and directors, to which the guidelines apply, have attained their respective guideline requirements as of December 31, 2015, or are expected to within five years of joining the Company.

Risk Management

All of our compensation benefit plans and arrangements continue to be subject to our Sound Incentive Compensation Policy, which sets forth our commitment to maintain compensation practices and procedures that do not encourage excessive risk taking.

DIRECTOR’S COMPENSATION

The following table provides information regarding the compensation received by the non-employee directors of the Company during the year ended December 31, 2015.  The table excludes perquisites, which did not exceed $10,000 in the aggregate for any director.

	Fees Earned or	Stock Awards	Option Awards	All Other	Total
Name	Paid in Cash ($)	($)(1)	($)(2)	Compensation ($)(3)	($)
Roger H. Ballou	$97,250	$33,980	$16,200	$3,160	$150,590
Richard E. Bauer (4)	41,995	—	—	2,340	44,335
Todd S. Benning	72,250	33,980	16,200	3,160	125,590
Donald R. Caldwell	55,250	33,980	16,200	264	105,694
Richard M. Eisenstaedt	42,500	33,980	16,200	3,160	95,840
Anthony A. Nichols, Sr.	57,125	33,980	16,200	3,160	110,465
Gerald A. Ronon	56,625	33,980	16,200	390	107,195

(1)          Reflects the aggregate grant date fair value of the granting of 2,000 shares of restricted stock computed in accordance with FASB ASC Topic 718, based on a per share value of $16.99, which represented the Company’s stock price on the date of grant.  At December 31, 2015, the aggregate number of unvested restricted stock award shares held in trust was 3,320 for Mr. Caldwell, 4,000 for Mr. Ronon and 7,700 for each of the other non-employee directors.

(2)          Reflects the aggregate grant date fair value for the granting of 5,000 stock options computed in accordance with FASB ASC Topic 718, based on a value of $3.24 per option, respectively. For information on the assumptions used to compute the fair value, see note 10 to the consolidated financial statements. The actual value, if any, realized from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, the value realized may not be at or near the value estimated above.  Mr. Caldwell and Mr. Ronon held 8,300 and 10,000 stock options at December 31, 2015.  Mr. Nichols held 33,500 stock options at December 31, 2015.  Each other non-employee director held 59,161 stock options at December 31, 2015.

(3)          Represents dividends paid on shares of restricted stock that vested during the year ended December 31, 2015.

(4)          Mr. Bauer retired from the Board of Directors on May 21, 2015.

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees that will be paid to our non-employee directors for their service on our Board of Directors during 2016.

Annual Retainer	$20,000
Annual Retainer for Chairman of Board	25,000
Annual Retainer for Audit Committee Chair	10,000
Annual Retainer for Compensation Committee Chair	7,500
Annual Retainer for Nominating and Governance Committee Chair	4,000
Annual Retainer for Risk Management Chair	7,500
Annual Retainer for Finance Committee Chair	7,500
Fee per Board Meeting Attended	1,000
Fee per Committee Meeting Attended	750

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information concerning total compensation earned or paid to Fox Chase Bancorp’s principal executive officer, principal financial officer and three other most highly compensated executives. These five officers are referred to as the “named executive officers” in this document.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation(4)	Total
Thomas M. Petro	2015	$376,506	$15,000	$152,910	$87,480	$196,000	$51,655	$879,551
President and Chief Executive Officer	2014	370,400	—	—	—	179,000	37,567	586,967
	2013	345,685	—	408,000	231,000	143,000	34,251	1,161,936

Jerry D. Holbrook	2015	248,889	12,500	84,950	50,220	131,000	48,444	576,003
Executive Vice President and Chief Operating Officer	2014	246,549	—	—	—	121,000	35,812	403,361
	2013	238,512	—	374,000	151,200	109,000	33,706	906,418

Roger S. Deacon	2015	210,083	10,000	62,863	40,500	94,000	45,067	462,513
Executive Vice President and Chief Financial Officer	2014	208,679	—	—	—	87,000	35,583	331,262
	2013	198,776	—	306,000	126,000	80,000	33,664	744,440

Michael S. Fitzgerald	2015	214,081	—	50,970	14,580	96,000	44,818	420,449
Executive Vice President and Chief Lending Officer	2014	214,547	—	—	—	85,000	37,132	336,679
	2013	203,532	—	136,000	50,400	81,000	34,299	505,231

Randall J. McGarry	2015	186,276	55,000	33,980	6,480	—	37,284	319,020
Senior Vice President and Chief Information Officer	2014	183,267	43,500	33,920	9,150	—	29,433	299,270
	2013	177,228	38,000	42,500	18,900	—	28,600	305,228

(1)              These amounts reflect the aggregate grant date fair value for outstanding restricted stock awards and performance awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. The amounts were calculated assuming that all performance conditions have been satisfied and based on Fox Chase Bancorp’s stock price as of the date of grant, which was $16.99 for the grants in 2015, $16.96 for the grants in 2014 and $17.00 for the grants in 2013.  When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereto.

(2)              These amounts reflect the aggregate grant date fair value for outstanding stock option awards granted during the year indicated, computed in accordance with FASB ASC Topic 718, based on a value of $3.24 per option for the grants in 2015, $3.66 per option for the grants in 2014 and $4.20 per option for the grants in 2013.  For information on the assumptions used to compute the fair value, see note 10 to the consolidated financial statements. The actual value, if any, realized by an executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, the value realized by an executive officer may not be at or near the value estimated above.

(3)              Represents payments made pursuant to Fox Chase Bank’s Executive Incentive Compensation Plan. Awards earned during 2015 were paid in March 2016.

(4)              Details of the amounts reported in the “All Other Compensation” column for 2015 are provided in the table below. The table excludes perquisites, which did not exceed $10,000 in the aggregate for each named executive officer.

	Mr. Petro	Mr. Holbrook	Mr. Deacon	Mr. Fitzgerald	Mr. McGarry
Market value of ESOP contributions	$32,158	$32,158	$32,158	$32,158	$29,097
Employer contributions to 401(k) plan	5,293	4,512	3,506	3,713	4,109
Dividends paid on shares of restricted stock	14,204	11,774	9,403	8,947	4,078

Employment Agreements

Fox Chase Bancorp and Fox Chase Bank maintain an employment agreement with each of Thomas M. Petro, Jerry D. Holbrook, Roger S. Deacon and Michael S. Fitzgerald. The employment agreements each have an initial term of three years and may be renewed by the Board of Directors following a review of the executive’s performance for an additional year so that the remaining term will be three years.  The Board of Directors has approved an extension of each executive’s employment agreement through October 1, 2018.  The employment agreements provide for a base salary and, among other things, participation in discretionary bonuses or other incentive compensation provided to senior management, and participation in stock benefit plans and other fringe benefits applicable to executive personnel. Upon termination of the executive’s employment for reasons other than cause or a change in control, the executive must adhere to a one year non-competition restriction.

Change in Control Agreements

The Bank maintains a change in control agreement with Mr. McGarry that provides certain severance benefits if his employment is terminated in connection with a change in control of the Company or the Bank.  The agreement provides for a term of 36 months.  On the anniversary date of the agreement, and following a review of Mr. McGarry’s job performance, the Board of Directors may extend the agreement for an additional year such that the term of the agreement will remain at 36 months.  The current term of the agreement runs through October 1, 2018.

See “—Potential Post-Termination Benefits” for a discussion of the benefits and payments each executive may receive under his employment or change in control agreement upon his termination of employment.

Grants of Plan-Based Awards

The following table provides information concerning our grants of plan-based awards for the named executive officers during 2015 under the Fox Chase Bank Executive Incentive Compensation Plan and the Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Number of Shares of Stock or		Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold	Target	Maximum	Units		Options (2)	Awards	Awards (3)
Thomas M. Petro	—	66,150	132,300	198,450	—		—	$—	$—
	3/13/2015	—	—	—	—		27,000	16.99	87,480
	3/13/2015	—	—	—	6,000	(2)	—	—	101,940
	3/13/2015	—	—	—	3,000	(4)	—	—	50,970

Jerry D. Holbrook	—	43,750	87,500	131,250	—		—	—	—
	3/13/2015	—	—	—	—		15,500	16.99	50,220
	3/13/2015	—	—	—	3,350	(2)	—	—	56,917
	3/13/2015	—	—	—	1,650	(4)	—	—	28,033

Roger S. Deacon	—	31,650	63,300	94,950	—		—	—	—
	3/13/2015	—	—	—	—		12,500	16.99	40,500
	3/13/2015	—	—	—	2,480	(2)	—	—	42,135
	3/13/2015	—	—	—	1,220	(4)	—	—	20,728

Michael S. Fitzgerald	—	32,250	64,500	96,750	—		—	—	—
	3/13/2015	—	—	—	—		4,500	16.99	14,580
	3/13/2015	—	—	—	2,010	(2)	—	—	34,150
	3/13/2015				990	(4)			16,820

Randall J. McGarry	3/13/2015	—	—	—	—		2,000	16.99	6,480
	3/13/2015	—	—	—	1,340	(2)	—	—	22,767
	3/13/2015	—	—	—	660	(4)	—	—	11,213

(1)          These columns show the possible payouts for each named executive officer (except for Mr. McGarry, who did not participate in the plan) under Fox Chase Bank’s Executive Incentive Compensation Plan. See “Summary Compensation Table” for actual non-equity incentive plan awards earned in 2015.

(2)          Vest in five equal annual installments beginning on the first anniversary of the date of grant.

(3)          Sets forth the grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. The grant date fair value of all stock awards is equal to the number of awards multiplied by $16.99, the closing price for Fox Chase Bancorp’s common stock on the date of grant.  With respect to the performance awards, the calculations assume that all performance conditions have been satisfied.  Also reflects the aggregate grant date fair value for stock options in accordance with FASB ASC Topic 718.  The amounts were based on a fair value for each option of $3.24 using the Black-Scholes option pricing model.

(4)          Vests as follows: 50% on the third anniversary of the date of grant and 50% on the fourth anniversary of the date of grant, subject to the achievement of certain performance metrics.  If such performance metrics have not been satisfied, such award shares will be forfeited.

2011 Equity Incentive Plan.  Fox Chase Bancorp maintains the 2011 Equity Incentive Plan to further its commitment to performance-based compensation and to provide participants with an opportunity to have an equity interest in the Company.  The plan is administered by the Compensation Committee of the Board of Directors of Fox Chase Bancorp.  The Compensation Committee has the authority to grant stock options, restricted stock awards and performance shares to employees and directors of Fox Chase Bank and Fox Chase Bancorp.  Additional information on the Fox Chase Bancorp equity award program is set forth in the “Compensation Discussion and Analysis” section of this proxy statement.

2015 Executive Incentive Compensation Plan.  The Fox Chase Bank 2015 Executive Incentive Compensation Plan is designed to recognize and reward executives with cash incentives for their individual and collective contributions to the success of the Fox Chase Bank.  See “Compensation Discussion and Analysis—2015 Executive Incentive Compensation Plan” for detailed information on the plan and the Company and individual performance measures used by the Compensation Committee to determine payouts under the plan.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of December 31, 2015.

		Option Awards				Stock Awards
			Number of			Number of		Market Value
		Number of	Securities			Restricted		of Restricted
		Securities	Underlying			Shares		Shares
		Underlying	Unexercised			or Units of		or Units of
		Unexercised	Options	Option	Option	Stock That		Stock That
		Options	Unexercisable	Exercise	Expiration	Have Not		Have Not
Name	Grant Date	Exercisable	(1)	Price	Date	Vested		Vested (2)

Thomas M. Petro	3/13/2015	—	27,000	$16.99	3/13/2020	—		$—
	3/7/2013	22,000	33,000	17.00	3/7/2023	—		—
	5/10/2012	16,500	11,000	13.11	5/10/2022	—		—
	8/22/2011	19,500	4,875	12.39	8/22/2021	—		—
	3/13/2015	—	—	—	—	6,000	(3)	121,740
	3/13/2015	—	—	—	—	3,000	(6)	60,870
	3/7/2013	—	—	—	—	7,200	(4)	146,088
	3/7/2013	—	—	—	—	12,000	(5)	243,480
	5/10/2012	—	—	—	—	2,400	(7)	48,696
	5/10/2012	—	—	—	—	4,264	(5)	86,517
	8/22/2011	—	—	—	—	831	(8)	16,861
	8/22/2011	—	—	—	—	1,453	(5)	29,481

Jerry D. Holbrook	3/13/2015	—	15,500	16.99	3/13/2020	—		—
	3/7/2013	—	21,600	17.00	3/7/2023	—		—
	5/10/2012	—	7,200	13.11	5/10/2022	—		—
	8/22/2011	—	2,846	12.39	8/22/2021	—		—
	3/13/2015	—	—	—	—	3,350	(3)	67,972
	3/13/2015	—	—	—	—	1,650	(6)	33,479
	3/7/2013	—	—	—	—	6,600	(4)	133,914
	3/7/2013	—	—	—	—	11,000	(5)	223,190
	5/10/2012	—	—	—	—	2,200	(7)	44,638
	5/10/2012	—	—	—	—	3,908	(5)	79,293
	8/22/2011	—	—	—	—	485	(8)	9,841
	8/22/2011	—	—	—	—	848	(5)	17,206

Roger S. Deacon	3/13/2015	—	12,500	16.99	3/13/2020	—		—
	3/7/2013	—	18,000	17.00	3/7/2023	—		—
	5/10/2012	—	6,000	13.11	5/10/2022	—		—
	8/22/2011	—	2,033	12.39	8/22/2021	—		—
	3/13/2015	—	—	—	—	2,480	(3)	50,319
	3/13/2015	—	—	—	—	1,220	(6)	24,754
	3/7/2013	—	—	—	—	5,400	(4)	109,566
	3/7/2013	—	—	—	—	9,000	(5)	182,610
	5/10/2012	—	—	—	—	1,800	(7)	36,522
	5/10/2012	—	—	—	—	3,198	(5)	64,887
	8/22/2011	—	—	—	—	347	(8)	7,041
	8/22/2011	—	—	—	—	606	(5)	12,296

		Option Awards				Stock Awards
			Number of			Number of		Market Value
		Number of	Securities			Restricted		of Restricted
		Securities	Underlying			Shares		Shares
		Underlying	Unexercised			or Units of		or Units of
		Unexercised	Options	Option	Option	Stock That		Stock That
		Options	Unexercisable	Exercise	Expiration	Have Not		Have Not
Name	Grant Date	Exercisable	(1)	Price	Date	Vested		Vested (2)

Michael S. Fitzgerald	3/13/2015	—	4,500	$16.99	3/13/2020	—		$—
	3/7/2013	—	7,200	17.00	3/7/2023	—		—
	5/10/2012	—	2,400	13.11	5/10/2022	—		—
	8/22/2011	—	783	12.39	8/22/2021	—		—
	3/13/2015	—	—	—	—	2,010	(3)	40,783
	3/13/2015	—	—	—	—	990	(6)	20,087
	3/7/2013	—	—	—	—	2,400	(4)	48,696
	3/7/2013	—	—	—	—	4,000	(5)	81,160
	5/10/2012	—	—	—	—	800	(7)	16,232
	5/10/2012	—	—	—	—	1,422	(5)	28,852
	8/22/2011	—	—	—	—	134	(8)	2,719
	8/22/2011	—	—	—	—	234	(5)	4,748
	3/1/2011	—	—	—	—	1,568	(9)	31,815

Randall J. McGarry	3/13/2015	—	2,000	16.99	3/13/2020	—		—
	3/14/2014	500	2,000	16.96	3/14/2019	—		—
	3/7/2013	1,800	2,700	17.00	3/7/2023	—		—
	5/10/2012	1,500	2,000	13.11	5/10/2022	—		—
	8/22/2011	—	754	12.39	8/22/2021	—		—
	3/13/2015	—	—	—	—	1,340	(3)	27,189
	3/13/2015	—	—	—	—	660	(6)	13,391
	3/14/2014	—	—	—	—	1,600	(10)	32,464
	3/7/2013	—	—	—	—	750	(4)	15,218
	3/7/2013	—	—	—	—	1,250	(5)	25,363
	5/10/2012	—	—	—	—	600	(7)	12,174
	5/10/2012	—	—	—	—	1,066	(5)	21,629
	8/22/2011	—	—	—	—	129	(8)	2,617
	8/22/2011	—	—	—	—	224	(5)	4,545

(1)         Options vest in five equal annual installments beginning on the first anniversary of the date of grant.

(2)         Based upon Fox Chase Bancorp’s closing stock price of $20.29 on December 31, 2015.

(3)         Shares vest in five equal installments beginning on March 13, 2016.

(4)         Remaining shares vest in three equal annual installments beginning on March 7, 2016.

(5)         Performance-based restricted shares vest over a five-year period based on service and achievement of performance metrics.  The performance metrics to be evaluated during the performance period are:  (1) return on assets compared to peer group; and (2) earnings per share growth rate compared to peer group.  On the third anniversary of the grant date, the Company’s level of performance relative to the performance metrics are evaluated and, if such performance metrics have been achieved, an amount of shares that will vest at that time and over the following two years will be determined.  The number of performance shares eligible to vest can range from 0% to 150% of the shares identified on the grant date.  Of the shares that vest, 50% of the shares vest on the third anniversary of the date of grant and 25% vest on each of the fourth and fifth anniversaries of the date of grant.

(6)         Performance-based restricted shares vest over a four-year period based on service and achievement of performance metrics.  The performance metrics to be evaluated during the performance period are:  (1) return on assets compared to peer group; and (2) earnings per share growth rate compared to peer group.  On the third anniversary of the grant date, the Company’s level of performance relative to the performance metrics are evaluated and, if such performance metrics have been achieved, an amount of shares that will vest at that time and over the following year will be determined. The number of performance shares eligible to vest can range from 0% to 150% of the shares identified on the grant date.  Of the shares that vest, 50% of the shares vest on the third anniversary of the date of grant and 50% vest on the fourth anniversary of the date of grant.

(7)         Remaining shares vest in two equal annual installments beginning on May 10, 2016.

(8)         Remaining shares vest on August 22, 2016.

(9)         Remaining shares vest on March 1, 2016.

(10)  Remaining shares vest in four equal installments beginning on March 14, 2016.

Stock Vested and Options Exercised

The following table provides information concerning the exercise of option awards and the vesting of stock awards for each named executive officer, on an aggregate basis, during 2015.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value realized	Acquired on	Value realized
Name	Exercise (#)	on Exercise ($)(1)	Vesting (#)	on Vesting ($) (2)
Thomas M. Petro	151,078	$1,312,672	10,147	$168,260
Jerry D. Holbrook	125,834	973,596	8,541	141,083
Roger S. Deacon	73,477	606,484	6,848	113,008
Michael S. Fitzgerald	11,530	63,023	6,123	101,791
Randall J. McGarry	12,516	116,678	2,970	49,540

(1)         The value realized upon the exercise of options is equal to the closing market price of the Company on the date of the exercise less the exercise price multiplied by the number of shares exercised.  The amount reported is the aggregate of shares from multiple exercises of vested stock option awards.

(2)         The value realized upon vesting is equal to the closing market price of the Company on the date of vesting multiplied by the number of shares acquired.  The amount reported is the aggregate of shares vesting from multiple grants of restricted stock.

Nonqualified Deferred Compensation

The following table provides information with respect to the 2015 accrued balances for each of the named executive officers who participate in the Fox Chase Bank Amended and Restated Executive Long-Term Incentive Plan. Messrs. Deacon, Fitzgerald and McGarry do not participate in the plan. No employer contributions or employee distributions were made during 2015.

Aggregate Balance at Last Fiscal Year End
Thomas M. Petro	$372,581
Jerry D. Holbrook	279,398

Fox Chase Bank maintains the Fox Chase Bank Amended and Restated Executive Long-Term Incentive Plan, which was designed to retain and attract key officers who contribute to the financial and business success of Fox Chase Bank. This plan was replaced by the 2007 Equity Incentive Plan after Fox Chase Bancorp went public in 2006. Accordingly, no further awards have been granted. All of the awards are fully vested and will be distributed upon separation from service or, if elected by an executive, upon a change in control.

Potential Post-Termination Payments

Payments Made Upon Termination for Cause. If any of the named executive officers is terminated for cause, he will receive his base salary through the date of termination and may retain the rights to any vested benefits, subject to the terms of the plan or arrangement under which those benefits are provided.  Notwithstanding the foregoing, if an executive is terminated for cause (as defined under Section 409A of the Internal Revenue Code) before a change in control, he will forfeit all vested and unvested benefits under the Fox Chase Bank Amended and Restated Executive Long-Term Incentive Plan.

Payments Made Upon an Event of Termination. The employment agreements for Messrs. Petro, Holbrook, Deacon and Fitzgerald define an “Event of Termination” as termination by Fox Chase Bank or Fox Chase Bancorp of an executive’s employment for reasons other than for cause or a change in control, or an executive’s voluntary resignation from Fox Chase Bank or Fox Chase Bancorp after specified circumstances set forth in the agreements that would constitute constructive termination. Upon the occurrence of an Event of Termination, the employment agreements provide that the executive or, if he dies, his beneficiary, would be entitled to receive his base salary and health and life insurance coverage for the remaining term of this agreement. In addition, the executive would be entitled to receive, for the remaining term of the agreement, all benefits he would have received during the remaining term of the agreement under any retirement program (tax-qualified or non-qualified) in which the executive participated before his termination of employment.   In addition, an executive would be entitled to a distribution of his vested benefits under the Fox Chase Bank Amended and Restated Long-Term Incentive Plan.  All unvested equity awards are forfeited upon an Event of Termination.

Payments Made Upon Disability. The employment agreements provide each executive with a disability benefit equal to two-thirds of the executive’s monthly rate of base salary as of his termination date. An executive will cease to receive disability payments upon the earlier of: (1) the date the executive returns to full-time employment; (2) death; (3) attainment of age 65; or (4) expiration of the term of the agreement. In addition, during any period of an executive’s disability, the executive would continue to be covered, to the greatest extent possible, under all benefit plans in which the executive participated before his disability as if he were actively employed by us. Disability payments are reduced by any disability benefits paid to an executive under any policy or program maintained by Fox Chase Bank.

Under the Fox Chase Bank Amended and Restated Executive Long-Term Incentive Plan, unvested benefits will vest if an executive terminates employment due to a disability and the executive would be entitled to a lump sum distribution following his separation from service.

Upon an executive’s termination due to disability, outstanding stock options granted pursuant to the 2007 Equity Incentive Plan and the 2011 Equity Incentive Plan vest and remain exercisable until the earlier of one year from the date of termination of employment due to disability or the expiration of the stock options. Restricted stock awards granted under either plan also vest upon the executive’s termination of employment due to disability.

Payments Made Upon Death. Under the employment agreements, the executive’s estate is entitled to receive any salary and bonus accrued but unpaid as of the date of the executive’s death. The agreements also provide that Fox Chase Bank will continue to provide the executive’s dependents with the medical insurance benefits existing on the date of the executive’s death for a period of six months.

Under the Fox Chase Bank Amended and Restated Executive Long-Term Incentive Plan, unvested benefits will vest upon an executive’s death and the executive’s beneficiary will be entitled to receive a lump sum distribution under the plan.

Upon an executive’s death, outstanding stock options granted pursuant to the 2007 Equity Incentive Plan and the 2011 Equity Incentive Plan vest and remain exercisable until the earlier of one year from the date the executive dies or the expiration of the stock options. Restricted stock awards granted to the executives under either plan also vest upon the executive’s death.

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

Under the terms of the change in control agreement with Mr. McGarry, if Mr. McGarry is involuntarily terminated for reasons other than cause, or he voluntarily terminates his employment for good reason, he will be entitled to a severance benefit equal to 12 months base salary and three months continued health and life insurance coverage.

Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times an individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control (the “Section 280G Limitation”). An individual’s base amount is equal to an average of the individual’s Form W-2 compensation for the five years preceding the year a change in control occurs (or such lesser number of years if the individual has not been employed for five years). Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and the employer may not deduct the payment for federal tax purposes. The employment agreements limit payments made to the executives in connection with a change in control to amounts that will not exceed the Section 280G Limitation.

Upon a change in control, all unvested benefits under the Fox Chase Bank Amended and Restated Executive Long-Term Incentive Plan vest.  The plan permits participants to elect to receive a distribution upon a change in control.

Under the terms of our employee stock ownership plan, upon a change in control (as defined in the plan), the plan trustee will repay in full any outstanding loan. After repayment of the loan, all remaining shares of Fox Chase Bancorp common stock held in the loan suspense account, all other stock or securities, and any cash proceeds from the sale or other disposition of any shares of Fox Chase Bancorp common stock held in the loan suspense account will be allocated among the accounts of all participants in the plan who were employed on the date immediately preceding the effective date of the change in control. The allocations of shares or cash proceeds shall be credited to each eligible participant in proportion to the opening balances in their accounts as of the first day of the valuation period in which the change in control occurred. Payments under our employee stock ownership plan are not categorized as parachute payments and, therefore, do not count towards each executive’s Section 280G Limitation.

In the event of a change in control of Fox Chase Bancorp or Fox Chase Bank, outstanding stock options granted pursuant to the 2007 Equity Incentive Plan and the 2011 Equity Incentive Plan vest and, if the option holder is terminated other than for cause within 12 months of the change in control, will remain exercisable until the expiration date of the stock options. Restricted stock awards granted to the executives under either plan also vest upon a change in control. The value of the accelerated options and restricted stock awards count towards the executives’ Section 280G Limitations.

Potential Post-Termination Benefits Tables. The amount of compensation payable to each named executive officer upon termination for cause, termination following an event of termination, change in control followed by termination of employment, disability, death and retirement is shown below. The amounts shown assume that such termination was effective as of December 31, 2015, and thus, include amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The amounts do not include the executives’ account balances in Fox Chase Bank’s tax-qualified retirement plans to which each executive has a non-forfeitable interest. The amounts shown relating to unvested options and restricted stock awards are based on the market value of Fox Chase Bancorp’s common stock on December 31, 2015, which was $20.29. The actual amounts to be paid out can only be determined at the time of such executive’s separation from Fox Chase Bancorp.

The following table provides the amount of compensation payable to Mr. Petro for each of the situations listed below.

	Payments Due Upon
	Termination for Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control with Termination of Employment
Base salary	$—	$1,064,250		$709,504	(2)	$—	$—	$6,197,750	(8)
Bonuses	—	580,250		—		—	—	—
401(k) matching contribution and ESOP benefit	—	102,990	(3)	—		—	—	—
Health and welfare benefits	—	1,585		1,585	(4)	—	—	1,729	(5)
Income attributable to stock options	—	—		—		—	—	315,163	(6)
Income attributable to vesting of restricted stock	—	—		753,733		753,733	—	753,733
Income attributable to distribution under Long-Term Incentive Plan (7)	—	372,581		372,581		372,581	372,581	372,581

Total payment (9)	$—	$2,121,656		$1,837,403		$1,126,314	$372,581	$7,640,956

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

(4)          Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs assuming disability payments are made through the term of the Agreement.

(5)          The value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs for a period of 36 months.

(6)          Assumes options fully vest and are cashed out in connection with a change in control. An executive is not required to terminate his employment to receive this benefit.

(7)          The Long-Term Incentive Plan provides that benefits are to be distributed in a lump sum upon separation of service for any reason other than cause. Participants may elect to receive a distribution upon a change in control.

(8)          The amount shown does not reflect the settlement agreement Mr. Petro entered into in connection with the agreement and plan of merger with Univest which quantifies and settles the amount owed him upon a change in control whereby he will receive a lump sum at the effective date of the merger of $2,289,177.

(9)          The amounts shown above do not reflect that if, in the event payments to executive in connection with a change in control or otherwise would result in an excise tax under the Internal Revenue Code, such payments may be reduced to the extent necessary so that the excise tax does not apply.  See “—Payments Made Upon a Change in Control” for additional information on the treatment of excess parachute payments.

The following table provides the amount of compensation payable to Mr. Holbrook for each of the situations listed below.

	Payments Due Upon
	Termination for Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control with Termination of Employment
Base salary	$—	$704,000		$469,336	(2)	$—	$—	$4,526,847	(8)
Bonuses	—	394,625		—		—	—	—
401(k) matching contribution and ESOP benefit	—	100,843	(3)	—		—	—	—
Health and welfare benefits	—	1,585		1,585	(4)	—	—	1,729	(5)
Income attributable to stock options	—	—		—		—	—	196,393	(6)
Income attributable to vesting of restricted stock	—	—		609,532		609,532	—	609,532
Income attributable to distribution under Long-Term Incentive Plan (7)	—	279,398		279,398		279,398	279,398	279,398

Total payment (9)	$—	$1,480,451		$1,359,851		$888,930	$279,398	$5,613,899

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

(4)          Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life insurance program assuming disability payments are made through the remaining term of the Agreement. Mr. Holbrook does not participate in the Bank’s health insurance plans.

(5)          The value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs for a period of 36 months.

(6)          Assumes options fully vest and are cashed out in connection with a change in control. An executive is not required to terminate his employment to receive this benefit.

(7)          The Long-Term Incentive Plan provides that benefits are to be distributed in a lump sum upon separation of service for any reason other than cause. Participants may elect to receive a distribution upon a change in control.

(8)          The amount shown does not reflect the settlement agreement Mr. Holbrook entered into in connection with the agreement and plan of merger with Univest which quantifies and settles the amount owed him upon a change in control whereby he will receive a lump sum at the effective date of the merger of $1,651,339.

(9)          The amounts shown above do not reflect that if, in the event payments to executive in connection with a change in control or otherwise would result in an excise tax under the Internal Revenue Code, such payments may be reduced to the extent necessary so that the excise tax does not apply.  See “—Payments Made Upon a Change in Control” for additional information on the treatment of excess parachute payments.

The following table provides the amount of compensation payable to Mr. Deacon for each of the situations listed below.

	Payments Due Upon
	Termination for Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control with Termination of Employment
Base salary	$—	$594,000		$396,002	(2)	$—	$—	$3,107,935	(7)
Bonuses	—	286,000		—		—	—	—
401(k) matching contribution and ESOP benefit	—	98,076	(3)	—		—	—	—
Health and welfare benefits	—	38,866		38,866	(4)	—	—	42,399	(5)
Income attributable to stock options	—	—		—		—	—	159,611	(6)
Income attributable to vesting of restricted stock	—	—		487,995		487,995	—	487,995

Total payment (8)	$—	$1,016,942		$922,863		$487,995	$—	$3,797,940

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

(4)          Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs assuming disability payments are made through the remaining term of the Agreement.

(5)          The value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs for a period of 36 months.

(6)          Assumes options fully vest and are cashed out in connection with a change in control. An executive is not required to terminate his employment to receive this benefit.

(7)          The amount shown does not reflect the settlement agreement Mr. Deacon entered into in connection with the agreement and plan of merger with Univest which quantifies and settles the amount owed him upon a change in control whereby he will receive a lump sum at the effective date of the merger of $1,245,315.

(8)          The amounts shown above do not reflect that if, in the event payments to executive in connection with a change in control or otherwise would result in an excise tax under the Internal Revenue Code, such payments may be reduced to the extent necessary so that the excise tax does not apply.  See “—Payments Made Upon a Change in Control” for additional information on the treatment of excess parachute payments.

The following table provides the amount of compensation payable to Mr. Fitzgerald for each of the situations listed below.

	Payments Due Upon
	Termination for Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control with Termination of Employment
Base salary	$—	$605,000		$403,335	(2)	$—	$—	$1,418,633	(7)
Bonuses	—	264,000		—		—	—	—
401(k) matching contribution and ESOP benefit	—	98,645	(3)	—		—	—	—
Health and welfare benefits	—	29,623		29,623	(4)	—	—	32,316	(5)
Income attributable to stock options	—	—		—		—	—	61,956	(6)
Income attributable to vesting of restricted stock	—	—		275,092		275,092	—	275,092

Total payment (8)	$—	$997,268		$708,050		$275,092	$—	$1,787,997

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

(4)          Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs assuming disability payments are made through the remaining term of the agreement.

(5)          The value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs for a period of 36 months.

(6)          Assumes options fully vest and are cashed out in connection with a change in control.  An executive is required to terminate his employment to receive this benefit.

(7)          The amount shown does not reflect the settlement agreement Mr. Fitzgerald entered into in connection with the agreement and plan of merger with Univest which quantifies and settles the amount owed him upon a change in control whereby he will receive a lump sum at the effective date of the merger of $1,009,592.

(8)          The amounts shown above do not reflect that if, in the event payments to executive in connection with a change in control or otherwise would result in an excise tax under the Internal Revenue Code, such payments may be reduced to the extent necessary so that the excise tax does not apply.  See “—Payments Made Upon a Change in Control” for additional information on the treatment of excess parachute payments.

The following table provides the amount of compensation payable to Mr. McGarry for each of the situations listed below.

	Termination for Cause	Disability		Death	Retirement	Change in Control with Termination of Employment
Base salary	$—	$96,000		$—	$—	$191,000	(1)
Bonuses	—	—		—	—	—
401(k) matching contribution and ESOP benefit	—	—		—	—	—
Health and welfare benefits	—	3,530	(2)	—	—	3,530	(2)
Income attributable to stock options	—	—		—	—	42,460	(3)
Income attributable to vesting of restricted stock	—	154,590		154,590		154,590

Total payment (4)	$—	$254,120		$154,590	$—	$391,580

(1)                     Represents the executive’s base salary for a twelve month period following involuntary termination of employment without cause, or voluntary termination with good reason, following a change in control.  “Good reason” is defined as (1) a material reduction in title, authority or responsibilities; (2) a reduction in base salary immediately prior to a change in control; (3) relocation more than 30 miles from the executive’s original location prior to a change in control; (4) a material change in benefit programs; or (5) failure of a successor entity to assume the executive’s change in control agreement.

(2)                     Represents the value of continued health and life insurance coverage for a period of three months following termination of employment.

(3)                     Assumes options fully vest and are cashed out in connection with a change in control.  An executive is required to terminate his employment to receive this benefit.

(4)                     The amounts shown above do not reflect that if, in the event payments to executive in connection with a change in control or otherwise would result in an excise tax under the Internal Revenue Code, such payments may be reduced to the extent necessary so that the excise tax does not apply.  See “—Payments Made Upon a Change in Control” for additional information on the treatment of excess parachute payments.

ITEM 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP

The following table provides information as of March 18, 2016 about the persons known to Fox Chase Bancorp to be the beneficial owners of more than 5% of its outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding (1)

Fox Chase Bank Employee Stock Ownership Plan (2) 4390 Davisville Road Hatboro, Pennsylvania 19040	865,317	7.35%

Maltese Capital Management LLC (3)	690,000	5.86%
150 East 52nd Street, 30th Floor New York, NY 10022

Brown Trout Management, LLC (4)	598,636	5.09%
311 South Wacker Drive Suite 6025 Chicago, IL 60606

(1)                  Based on 11,767,590 shares of Fox Chase Bancorp’s common stock outstanding and entitled to vote as of March 18, 2016.

(2)                  Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 16, 2016.

(3)                  Based on a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2016.

(4)                  Based on a Schedule 13G filed with the Securities and Exchange Commission on January 25, 2016.

The following table provides information about the shares of Fox Chase Bancorp common stock that may be considered to be owned by each director of Fox Chase Bancorp, each executive officer named in the summary compensation table and by all directors and executive officers of Fox Chase Bancorp as a group as of March 18, 2016.  A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown. The number of shares beneficially owned by all directors and executive officers as a group totaled 10.26% of our common stock as of March 18, 2016.  Each director and named executive officer owned less than 1% of our outstanding common stock as of that date, except for Messrs. Petro, Deacon and Holbrook, who owned 2.56%, 1.33% and 1.79%, respectively.

Name	Number of Shares Owned (1)		Number of Shares That May be Acquired Within 60 Days by Exercising Options	Total
Directors:
Roger H. Ballou	51,588	(2)	46,461	98,047
Todd S. Benning	52,173		46,461	98,634
Donald R. Caldwell	4,150		1,660	5,810
Richard M. Eisenstaedt	42,289		46,461	88,750
Anthony A. Nichols, Sr.	31,715	(3)	20,800	52,515
Thomas M. Petro	223,486		79,900	303,386
Gerald A. Ronon	6,000		2,000	8,000

Named Executive Officers Who Are Not Also Directors:
Roger S. Deacon	144,649		11,500	156,149
Michael S. Fitzgerald	60,487		4,500	64,987
Jerry D. Holbrook	197,332	(4)	13,900	211,232
Randall J. McGarry	28,196		6,600	34,796

All Executive Officers and Directors as a Group (13 persons)	935,073		303,843	1,238,916

(1)               This column includes the following:

	Shares of Unvested Restricted Stock and Performance Awards Held in Trust Under Equity Incentive Plans	Shares Held Under the Amended and Restated Fox Chase Bank Executive Long-Term Incentive Plan	Shares Allocated Under the Fox Chase Bank Employee Stock Ownership Plan
Mr. Ballou	6,000	—	—
Mr. Benning	6,000	—	—
Mr. Caldwell	2,920	—	—
Mr. Eisenstaedt	6,000	—	—
Mr. Nichols	6,000	—	—
Mr. Petro	30,392	17,671	16,521
Mr. Ronon	3,600	—	—
Mr. Deacon	19,388	—	12,964
Mr. Fitzgerald	9,736	—	10,674
Mr. Holbrook	24,278	13,244	16,290
Mr. McGarry	6,373	—	7,405

(2)               Includes 14,980 shares held in a trust by Mr. Ballou and 8,019 shares held in a trust by Mr. Ballou’s spouse.

(3)     Includes 817 shares owned by Cymry Limited Partnership I.

(4)               Includes 7,189 shares held by Mr. Holbrook’s spouse and 11,528 shares held in trust for Mr. Holbrook’s children.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2015.

(c)
Number of securities
	(a)		remaining available for
	Number of securities to be	(b)	future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plan
	outstanding options,	price of outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity Compensation plans approved by security holders	715,554	$14.45	137,731

Equity Compensation plans not approved by security holders	—	—	—

Total	715,554	$14.45	137,731

ITEM 13.              Certain Relationships, Related Transactions and Director Independence

Policies and Procedures Governing Related Persons Transactions

We maintain a policy regarding related persons transactions, which is a written policy and set of procedures for the review and approval or ratification of transactions involving related persons.  Under the policy, related persons consist of directors, director nominees, executive officers, persons or entities known to us to be the beneficial owner of more than five percent of any outstanding class of voting securities of the Company, or immediate family members or certain affiliated entities of any of the foregoing persons.

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

Transactions with Related Persons

The Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors.  However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations.  Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features.  The Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public.  Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a program generally available to all other employees and does not give preference to any executive officer or director over any other employee.  The Bank does not currently have such a program in place. The outstanding loans made to our directors and executive officers, and members of their immediate families, were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Pursuant to the Company’s Audit Committee Charter, the Audit Committee periodically reviews, no less frequently than quarterly, a summary of the Company’s transactions with directors and executive officers of the Company and with firms that employ directors, as well as any other related person transactions, to recommend to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved.  Also, in accordance with banking regulations and its policy, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of the Company’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors.  Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of the Company must disclose any existing or potential conflicts of interest to the President and Chief Executive Officer of the Company.  Such potential conflicts of interest include, but are not limited to: (1) the Company conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest; and (2) the ownership of more than 5% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with the Company.

Director Independence

The Company’s Board of Directors consists of seven members, all of whom are independent under the listing requirements of the Nasdaq Stock Market, except for Thomas M. Petro, who is President and Chief Executive Officer of the Company and the Bank.

ITEM 14.              Principal Accountant Fees and Services

Audit Fees

The following table sets forth the fees paid by Fox Chase Bancorp to Crowe Horwath LLP and KPMG LLP for services rendered related to the years ended December 31, 2015 and 2014.

	2015	2014

Audit Fees (1)	$430,000	$384,000
Audit Related Fees	—	—
Tax Fees (2)	48,000	42,000
All Other Fees (3)	2,000	—

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

(2)                  Represents services rendered for tax compliance, tax advice and tax planning, including the preparation of the annual tax returns and quarterly tax payments.

(3)                  Represents on-line accounting research tools.

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

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During 2015 and 2014, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM 15.              Exhibits and Financial Statement Schedules

(1)         The financial statements required in response to this item are incorporated by reference from Item 8 of the Form 10-K (File No. 0-54025) as filed on March 4, 2016.

(2)         All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Exhibit No	Description	Location
2.1	Agreement and Plan of Merger, dated as of December 8, 2015, by and between Univest Corporation of Pennsylvania and Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Fox Chase Bancorp, Inc. Form 8-K (File No. 0-54025) as filed on December 11, 2015.
3.1	Articles of Incorporation of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
3.2	Bylaws of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
4.1	Stock Certificate of Fox Chase Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-165416) as filed on March 12, 2010.
10.1	*Employment Agreement between Thomas M. Petro, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Form 10-K (File No. 0-54025) as filed on March 4, 2016.
10.2	*Employment Agreement between Jerry D. Holbrook, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Form 10-K (File No. 0-54025) as filed on March 4, 2016.
10.3	*Change in Control Agreement by and between Fox Chase Bancorp, Inc., Fox Chase Bank and Randall J. McGarry and restated	Incorporated herein by reference to Form 10-K (File No. 0-54025) as filed on March 4, 2016.
10.4	*Employment Agreement between Roger S. Deacon, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Form 10-K (File No. 0-54025) as filed on March 4, 2016.
10.5	*Employment Agreement between Michael S. Fitzgerald, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Incorporated herein by reference to Form 10-K (File No. 0-54025) as filed on March 4, 2016.
10.6	*Settlement Agreement, dated as of December 8, 2015, by and among Thomas M. Petro, Univest Corporation of Pennsylvania, Fox Chase Bancorp, Inc. and Fox Chase Bank	Incorporated herein by reference to Exhibit 10.1 to the Fox Chase Bancorp, Inc. Form 8-K (File No. 0-54025) as filed on December 11, 2015.
10.7	*Settlement Agreement, dated as of December 8, 2015, by and among Jerry D. Holbrook, Univest Corporation of Pennsylvania, Fox Chase Bancorp, Inc. and Fox Chase Bank	Incorporated herein by reference to Exhibit 10.2 to the Fox Chase Bancorp, Inc. Form 8-K (File No. 0-54025) as filed on December 11, 2015.
10.8	*Settlement Agreement, dated as of December 8, 2015, by and among Roger S. Deacon, Univest Corporation of Pennsylvania, Fox Chase Bancorp, Inc. and Fox Chase Bank	Incorporated herein by reference to Exhibit 10.3 to the Fox Chase Bancorp, Inc. Form 8-K (File No. 0-54025) as filed on December 11, 2015.
10.9	*Settlement Agreement, dated as of December 8, 2015, by and among Michael S. Fitzgerald, Univest Corporation of Pennsylvania, Fox Chase Bancorp, Inc. and Fox Chase Bank	Incorporated herein by reference to Exhibit 10.4 to the Fox Chase Bancorp, Inc. Form 8-K (File No. 0-54025) as filed on December 11, 2015.
10.10	*Fox Chase Bank Employee Severance Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.8 to the Fox Chase Bancorp, Inc. Annual Report on Form 10-K (File No. 0-54025) as filed on March 13, 2013.
10.11	*Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 1-132971) as filed on April 12, 2007.
10.12	*Fox Chase Bancorp, Inc. Executive Incentive Compensation Plan	Incorporated herein by reference to Exhibit 10.0 to the Fox Chase Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2014 (File No. 0-54025) as filed on August 4, 2015.
10.13	*Fox Chase Bancorp, Inc. 2011 Equity Incentive Plan	Incorporated herein by reference to Appendix A to the Fox Chase Bancorp, Inc. Definitive Proxy Statement (File No. 0-54025) as filed on July 5, 2011.
10.14	*Fox Chase Bank Executive Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Fox Chase Bancorp, Inc. Registration Statement on Form S-1 (No. 333-134160) as filed on May 16, 2006.
21.0	List of Subsidiaries	Incorporated herein by reference to Form 10-K (File No. 0-54025) as filed on March 4, 2016.
23.1	Consent of Crowe Horwath LLP	Incorporated herein by reference to Form 10-K (File No. 0-54025) as filed on March 4, 2016.
23.2	Consent of KPMG LLP	Incorporated herein by reference to Form 10-K (File No. 0-54025) as filed on March 4, 2016.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Herewith.
32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed Herewith.
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

Incorporated herein by reference to Form 10-K (File No. 0-54025) as filed on March 4, 2016.

*   Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX CHASE BANCORP, INC.

Date: March 28, 2016	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer