Form 10-Q
period 2016-03-31
Fox Chase Bancorp Inc
filed 2016-05-10
CIK 1485176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 _______________________________________________________________
FORM 10-Q

__________________________________________________

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes  ☐    No  ☒

As of April 30, 2016, there were 11,769,390 shares of the registrant’s common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
FOX CHASE BANCORP, INC.
Consolidated Statements of Condition
(In Thousands, Except Share Data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and due from banks	$3,737	$3,413
Interest-earning demand deposits in other banks	5,375	4,385
Total cash and cash equivalents	9,112	7,798
Investment securities available-for-sale	135,826	139,751
Investment securities held-to-maturity (fair value of $146,655 at March 31, 2016 and $149,850 at December 31, 2015)	144,528	150,190
Loans, net of allowance for loan losses of $10,570 at March 31, 2016 and $10,562 at December 31, 2015	776,669	767,683
Federal Home Loan Bank stock, at cost	6,186	6,734
Bank-owned life insurance	25,902	25,687
Premises and equipment, net	8,895	9,030
Assets acquired through foreclosure	2,615	2,623
Real estate held for investment	1,620	1,620
Accrued interest receivable	3,348	3,145
Mortgage servicing rights, net	97	104
Deferred tax asset, net	3,993	5,142
Other assets	12,950	6,096
Total Assets	$1,131,741	$1,125,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$815,708	$764,974
Short-term borrowings	15,000	38,496
Federal Home Loan Bank advances	90,000	110,000
Other borrowed funds	30,000	30,000
Advances from borrowers for taxes and insurance	1,350	1,422
Accrued interest payable	302	319
Accrued expenses and other liabilities	1,541	3,478
Total Liabilities	953,901	948,689

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 2016 and December 31, 2015)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized, 11,767,590 shares outstanding at March 31, 2016 and December 31, 2015)	149	149
Additional paid-in capital	141,833	142,189
Treasury stock, at cost (3,141,201 shares at March 31, 2016 and December 31, 2015)	(44,468)	(44,468)
Common stock acquired by benefit plans	(5,876)	(6,717)
Retained earnings	85,542	86,241
Accumulated other comprehensive income (loss), net	660	(480)
Total Stockholders’ Equity	177,840	176,914
Total Liabilities and Stockholders’ Equity	$1,131,741	$1,125,603

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$8,506	$8,139
Interest and dividends on investment securities	1,632	1,982
Other interest income	9	3
Total Interest Income	10,147	10,124
INTEREST EXPENSE
Deposits	807	715
Short-term borrowings	59	32
Federal Home Loan Bank advances	557	539
Other borrowed funds	180	166
Total Interest Expense	1,603	1,452
Net Interest Income	8,544	8,672
Provision for loan losses	45	472
Net Interest Income after Provision for Loan Losses	8,499	8,200
NONINTEREST INCOME
Service charges and other fee income	362	384
Income on bank-owned life insurance	215	120
Equity in earnings of affiliate	(5)	40
Other	94	27
Total Noninterest Income	666	571
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,943	3,719
Occupancy expense	430	477
Furniture and equipment expense	77	83
Data processing costs	408	573
Professional fees	538	363
Marketing expense	24	41
FDIC premiums	134	119
Assets acquired through foreclosure expense	30	30
Other	301	360
Total Noninterest Expense	5,885	5,765
Income Before Income Taxes	3,280	3,006
Income tax provision	1,031	727
Net Income	$2,249	$2,279
Earnings per share:
Basic	$0.20	$0.21
Diluted	$0.20	$0.20

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$2,249	$2,279
Other comprehensive income:

Unrealized holding gains on investment securities	1,694	800
Tax effect	(583)	(276)
Net of tax amount	1,111	524

Accretion of unrealized loss on securities reclassified to held-to-maturity	46	41
Tax effect	(17)	(15)
Net of tax amount	29	26

Other comprehensive income	1,140	550
Comprehensive income	$3,389	$2,829

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2016 and 2015
(In Thousands Except Share Data, Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Equity
BALANCE - DECEMBER 31, 2014	$147	$139,177	$(39,698)	$(8,056)	$84,225	$116	$175,911
Purchase of treasury stock (69,800 shares)	—	—	(1,137)	—	—	—	(1,137)
Stock based compensation expense	—	310	—	—	—	—	310
ESOP shares allocated to employees	—	113	—	156	—	—	269
Issuance of stock for vested equity awards	—	(333)	—	254	79	—	—
Common stock issued for exercise of vested stock options	—	—	—	—	—	—	—
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	(3)	—	—	—	—	(3)
Dividends paid ($0.26 per share)	—	—	—	—	(2,940)	—	(2,940)
Net income	—	—	—	—	2,279	—	2,279
Other comprehensive income	—	—	—	—	—	550	550
BALANCE - MARCH 31, 2015	$147	$139,264	$(40,835)	$(7,646)	$83,643	$666	$175,239

	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Equity

BALANCE - DECEMBER 31, 2015	$149	$142,189	$(44,468)	$(6,717)	$86,241	$(480)	$176,914
Purchase of treasury stock	—	—	—	—	—	—	—
Stock based compensation expense	—	349	—	—	—	—	349
ESOP shares allocated to employees	—	158	—	156	—	—	314
Issuance of stock for vested equity awards	—	(913)	—	685	228	—	—
Common stock issued for exercise of vested stock options	—	—	—	—	—	—	—
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	50	—	—	—	—	50
Dividends paid ($0.28 per share)	—	—	—	—	(3,176)	—	(3,176)
Net income	—	—	—	—	2,249	—	2,249
Other comprehensive income	—	—	—	—	—	1,140	1,140
BALANCE - MARCH 31, 2016	$149	$141,833	$(44,468)	$(5,876)	$85,542	$660	$177,840

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$2,249	$2,279
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	45	472
Valuation adjustment for assets acquired through foreclosure	16	15
Depreciation	135	163
Net amortization of securities premiums and discounts	366	423
Deferred income tax benefit (expense)	550	(16)
Stock compensation from benefit plans	663	579
Income on bank-owned life insurance	(215)	(120)
Excess tax (benefit) expense from exercise of stock options and vesting of restricted stock	(50)	3
Decrease in mortgage servicing rights, net	7	5
(Increase) decrease in accrued interest receivable and other assets	(7,110)	2,675
Decrease in accrued interest payable, accrued expenses and other liabilities	(1,954)	(716)
Net Cash (Used in) Provided by Operating Activities	(5,298)	5,762
Cash Flows from Investing Activities
Investment securities - available-for-sale:
Purchases	—	(8,056)
Proceeds from maturities, calls and principal repayments	5,536	7,967
Investment securities - held-to-maturity:
Purchases	—	(5,823)
Proceeds from maturities, calls and principal repayments	5,527	5,817
Net increase in loans	(9,031)	(9,651)
Purchases of loans and loan participations	—	(20,968)
Net decrease in Federal Home Loan Bank stock	548	1,000
Purchases of premises and equipment	—	(37)
Additions to assets acquired through foreclosure	(8)	(5)
Net Cash Provided by (Used in) Investing Activities	2,572	(29,756)
Cash Flows from Financing Activities
Net increase in deposits	50,734	91,120
Decrease in advances from borrowers for taxes and insurance	(72)	(192)
Principal payments on Federal Home Loan Bank advances	(20,000)	(10,000)
Net decrease in short-term borrowings	(23,496)	(50,000)
Excess tax benefit (expense) from exercise of stock options and vesting of restricted stock	50	(3)
Purchase of treasury stock	—	(1,137)
Cash dividends paid	(3,176)	(2,940)
Net Cash Provided by Financing Activities	4,040	26,848
Net Increase in Cash and Cash Equivalents	1,314	2,854
Cash and Cash Equivalents – Beginning	7,798	17,213
Cash and Cash Equivalents – Ending	$9,112	$20,067
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,620	$1,495
Income taxes paid	$1	$—
Transfers of loans to assets acquired through foreclosure	$—	$—
Net charge-offs	$37	$24

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

The Bancorp and the Bank (collectively referred to as the "Company" or the "Corporation") provide a wide variety of financial products and services to individuals and businesses through the Bank’s ten branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The operations of the Company are managed as a single business segment.  The Bank also owns 46.15% of Philadelphia Mortgage Advisors ("PMA"), a mortgage banker with offices in Plymouth Meeting and Doylestown, Pennsylvania and Ocean City, New Jersey.

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

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 4, 2016.  These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

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

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net income	$2,249,000	$2,279,000

Weighted-average common shares outstanding (1)	11,767,590	11,768,571
Average common stock acquired by stock benefit plans:
ESOP shares unallocated	(415,800)	(480,852)
Shares purchased by trust	(195,115)	(260,153)
Weighted-average common shares used to calculate basic earnings per share	11,156,675	11,027,566
Dilutive effect of:
Restricted stock awards	43,279	46,597
Stock option awards	114,434	193,503
Weighted-average common shares used to calculate diluted earnings per share	11,314,388	11,267,666

Earnings per share - basic	$0.20	$0.21
Earnings per share - diluted	$0.20	$0.20

Outstanding common stock equivalents which are anti-dilutive	71,668	508,610

(1) Excludes treasury stock.

NOTE 2 - BUSINESS COMBINATIONS

Proposed Merger with Univest Corporation of Pennsylvania
On December 8, 2015, Univest Corporation of Pennsylvania ("Univest") and Fox Chase entered into a merger agreement (the "Merger Agreement") that provides that the Company will merge with and into Univest, with Univest remaining as the surviving entity. Following the merger, Fox Chase Bank will merge with and into Univest Bank and Trust Co., with Univest Bank and Trust Co. remaining as the surviving entity.

At the effective time of the Merger, Fox Chase shareholders will be entitled to elect to receive, for each share of Fox Chase common stock, subject to the election and adjustment procedures described in the joint proxy statement/prospectus, either 0.9731 shares of Univest common stock or $21.00 in cash; provided, however, that 60% of the total number of outstanding shares of Fox Chase common stock will be converted into Univest common stock, and the remaining outstanding shares of Fox Chase common stock will be converted into cash. As a result, if more Fox Chase shareholders elect to receive either Univest common stock or cash than is available as merger consideration under the merger agreement, those Fox Chase shareholders electing the over-subscribed form of consideration may have the over-subscribed consideration proportionately reduced and substituted with consideration in the alternative form.

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

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$301	$5	$—	$306
Corporate securities	17,608	107	—	17,715
Agency residential mortgage related securities	115,592	2,258	(45)	117,805
Total available-for-sale securities	$133,501	$2,370	$(45)	$135,826

Held-to-Maturity Securities:
Corporate securities	$1,776	$34	$—	$1,810
Private label residential mortgage related securities	2,452	11	—	2,463
Agency residential mortgage related securities	140,300	2,182	(100)	142,382
Total held-to-maturity securities	$144,528	$2,227	$(100)	$146,655

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$301	$—	$(2)	$299
Corporate securities	17,625	9	(93)	17,541
Agency residential mortgage related securities	121,195	1,597	(881)	121,911
Total available-for-sale securities	$139,121	$1,606	$(976)	$139,751

Held-to-Maturity Securities:
Corporate securities	$1,776	$—	$(11)	$1,765
Private label residential mortgage related securities	2,522	—	(25)	2,497
Agency residential mortgage related securities	145,892	663	(967)	145,588
Total held-to-maturity securities	$150,190	$663	$(1,003)	$149,850

Obligations of U.S. government agencies represents debt issued by the Federal Home Loan Bank (the "FHLB") and are not backed by the full faith and credit of the United States government.

NOTE 3 - INVESTMENT SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands, Unaudited)
Available-for-Sale Securities:
Agency residential mortgage related securities	$2,587	$(4)	$17,179	$(41)	$19,766	$(45)
Total available-for-sale securities	$2,587	$(4)	$17,179	$(41)	$19,766	$(45)
Held-to-Maturity Securities:
Agency residential mortgage related securities	$1,324	$—	$9,438	$(100)	$10,762	$(100)
Total held-to-maturity securities	$1,324	$—	$9,438	$(100)	$10,762	$(100)
Total temporarily impaired securities	$3,911	$(4)	$26,617	$(141)	$30,528	$(145)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$299	$(2)	$—	$—	$299	$(2)
Corporate securities	15,015	(93)	—	—	15,015	(93)
Agency residential mortgage related securities	79,995	(716)	7,927	(165)	87,922	(881)
Total available-for-sale securities	$95,309	$(811)	$7,927	$(165)	$103,236	$(976)
Held-to-Maturity Securities:
Corporate securities	$1,766	$(11)	$—	$—	$1,766	$(11)
Private label residential mortgage related securities	2,497	(25)	—	—	2,497	(25)
Agency residential mortgage related securities	80,741	(709)	9,768	(258)	90,509	(967)
Total held-to-maturity securities	$85,004	$(745)	$9,768	$(258)	$94,772	$(1,003)
Total temporarily impaired securities	$180,313	$(1,556)	$17,695	$(423)	$198,008	$(1,979)

During the three month periods ended March 31, 2016 and 2015, no securities were sold. There were no net investment securities gains or losses in the consolidated statement of operations for the three month periods ended March 31, 2016 or 2015.

The Company evaluates a variety of factors when concluding whether a security is other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the security, the underlying rating of the issuer, the presence of credit enhancements, the length of time a security has been in a loss position and the severity of the loss.

NOTE 3 - INVESTMENT SECURITIES (CONTINUED)

At March 31, 2016, gross unrealized losses totaled $145,000.  Fifteen agency residential mortgage related securities, with a fair value of $26.6 million, had an unrealized loss position of $141,000 for twelve months or longer as of March 31, 2016.  Additionally, four agency residential mortgage related securities, with a fair value of $3.9 million and an unrealized loss position of $4,000, had unrealized loss positions for less than twelve months as of March 31, 2016. The fair value of these nineteen securities primarily fluctuates with changes in market conditions for the underlying securities and changes in the interest rate environment. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that it will be required to sell these securities before a recovery of fair value, which may be maturity.  Upon review of the attributes of the individual securities, the Company concluded these securities were not other-than-temporarily impaired.

At March 31, 2016, the amortized cost of held-to-maturity investments consisted of the following (in thousands):

	Original Cost	Unrealized Loss at Transfer	Post-transfer Accretion	Amortized Cost
Securities transferred from available-for-sale	$80,730	$(1,625)	$(312)	$78,793
Other held-to-maturity securities	65,735	—	—	65,735
Total	$146,465	$(1,625)	$(312)	$144,528

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2016 and December 31, 2015 by contractual maturity are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
March 31, 2016 (Unaudited)
Due in one year or less	$2,508	$2,515	$—	$—
Due after one year through five years	15,401	15,506	1,776	1,810
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	115,592	117,805	142,752	144,845
	$133,501	$135,826	$144,528	$146,655

December 31, 2015
Due in one year or less	$2,517	$2,526	$—	$—
Due after one year through five years	15,409	15,314	1,776	1,765
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total mortgage related securities	121,195	121,911	148,414	148,085
	$139,121	$139,751	$150,190	$149,850

Securities with a fair value of $65.6 million and $48.7 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits.

Securities with a fair value of $156.0 million and $161.7 million at March 31, 2016 and December 31, 2015, respectively, were used to secure FHLB advances, short-term borrowings, other borrowed funds and related unused borrowing capacities.  See Note 7.

Securities with a fair value of $1.6 million and $900,000 at March 31, 2016 and December 31, 2015, respectively, were used to secure derivative transactions. See Note 5.

NOTE 4 - LOANS

The composition of net loans at March 31, 2016 and December 31, 2015 is provided below:

	March 31, 2016	December 31, 2015
	(In thousands)
	(Unaudited)
Real estate loans:
One- to four-family	$86,393	$90,339
Multi-family and commercial	449,581	442,612
Construction	43,130	35,794
	579,104	568,745
Consumer loans	13,906	14,711
Commercial and industrial loans	194,570	195,078
Total loans	787,580	778,534
Deferred loan origination fees, net	(341)	(289)
Allowance for loan losses	(10,570)	(10,562)
Net loans	$776,669	$767,683

The following tables present changes in the allowance for loan losses by loan segment for the three months ended March 31, 2016 and the three months ended March 31, 2015.

	Three Months Ended March 31, 2016
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Balance, beginning	$362	$6,464	$580	$134	$2,672	$350	$10,562
(Credit) provision for loan losses	(23)	28	70	(12)	108	(126)	45
Loans charged off	—	—	—	(54)	—	—	(54)
Recoveries	—	7	—	10	—	—	17
Balance, ending	$339	$6,499	$650	$78	$2,780	$224	$10,570

	Three Months Ended March 31, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Balance, beginning	$405	$5,990	$1,038	$184	$2,753	$360	$10,730
Provision (credit) for loan losses	26	111	22	(47)	349	11	472
Loans charged off	(44)	—	—	—	—	—	(44)
Recoveries	—	3	—	17	—	—	20
Balance, ending	$387	$6,104	$1,060	$154	$3,102	$371	$11,178

NOTE 4 - LOANS (CONTINUED)

The following tables provide details of loans, and associated allowance for loan losses, which are individually or collectively evaluated for impairment as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands, Unaudited)
Allowance for Loan Losses:
Balance, ending: individually evaluated for impairment	$—	$533	$135	$—	$53	$—	$721
Balance, ending: collectively evaluated for impairment	339	5,966	515	78	2,727	224	9,849
Total	$339	$6,499	$650	$78	$2,780	$224	$10,570

Total Loans:
Balance, ending: individually evaluated for impairment	$1,635	$7,076	$3,829	$177	$702	$—	$13,419
Balance, ending: collectively evaluated for impairment	84,758	442,505	39,301	13,729	193,868	—	774,161
Total	$86,393	$449,581	$43,130	$13,906	$194,570	$—	$787,580

	As of December 31, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance, ending: individually evaluated for impairment	$3	$539	$135	$56	$54	$—	$787
Balance, ending: collectively evaluated for impairment	359	5,925	445	78	2,618	350	9,775
Total	$362	$6,464	$580	$134	$2,672	$350	$10,562

Total Loans:
Balance, ending: individually evaluated for impairment	$1,460	$7,111	$3,866	$171	$718	$—	$13,326
Balance, ending: collectively evaluated for impairment	88,879	435,501	31,928	14,540	194,360	—	765,208
Total	$90,339	$442,612	$35,794	$14,711	$195,078	$—	$778,534

NOTE 4 - LOANS (CONTINUED)

The following tables set forth the breakdown of impaired loans by loan segment as of March 31, 2016 and December 31, 2015.

March 31, 2016
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$759	$876	$—	$1,635	$—	$1,635
Multi-family and commercial	1,066	1,685	4,325	7,076	6,305	771
Construction	—	3,829	—	3,829	3,829	—
Consumer loans	79	98	—	177	—	177
Commercial and industrial	702	—	—	702	702	—
Total	$2,606	$6,488	$4,325	$13,419	$10,836	$2,583

December 31, 2015
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans	Impaired Loans with Allowance	Impaired Loans without Allowance
	(In thousands)
Real estate loans:
One- to four-family	$583	$877	$—	$1,460	$117	$1,343
Multi-family and commercial	1,074	1,685	4,352	7,111	6,340	771
Construction	—	3,866	—	3,866	3,866	—
Consumer loans	159	12	—	171	57	114
Commercial and industrial	718	—	—	718	718	—
Total	$2,534	$6,440	$4,352	$13,326	$11,098	$2,228

There were no loans past due 90 days or more and still accruing interest at March 31, 2016 or December 31, 2015.

For the three months ended March 31, 2016 and 2015, the average recorded investment in impaired loans was $13.6 million and $12.4 million, respectively.  The interest income recognized on these impaired loans was $163,000 and $141,000 for the three months ended March 31, 2016 and 2015, respectively.

At both December 31, 2015 and March 31, 2016, two troubled debt restructurings ("TDRs") totaling $1.1 million are excluded from the accruing TDR column above as they are included in nonaccrual loans.  Of this amount, $1.0 million relates to one multi-family and commercial real estate loan and $93,000 relates to one residential loan.

NOTE 4 - LOANS (CONTINUED)

The following tables set forth the allowance for loan loss for impaired loans and general allowance by loan segment as of March 31, 2016 and December 31, 2015.

March 31, 2016	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands, Unaudited)
Real estate loans:
One- to four-family	$—	$—	$—	$—	$339	$339
Multi-family and commercial	118	46	369	533	5,966	6,499
Construction	—	135	—	135	515	650
Consumer loans	—	—	—	—	78	78
Commercial and industrial	53	—	—	53	2,727	2,780
Unallocated	—	—	—	—	224	224
Total allowance for loan losses	$171	$181	$369	$721	$9,849	$10,570

December 31, 2015	Allowance for Loan Losses
	Impaired Loans
	Nonaccrual Loans	Accruing TDRs	Other Impaired Loans	Total Impaired Loans
					General	Total
	(In thousands)
Real estate loans:
One- to four-family	$3	$—	$—	$3	$359	$362
Multi-family and commercial	119	46	374	539	5,925	6,464
Construction	—	135	—	135	445	580
Consumer loans	56	—	—	56	78	134
Commercial and industrial	54	—	—	54	2,618	2,672
Unallocated	—	—	—	—	350	350
Total allowance for loan losses	$232	$181	$374	$787	$9,775	$10,562

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

The following table sets forth a summary of the TDR activity for the three month periods ended March 31, 2016 and 2015.

Three Months Ended March 31, 2016
Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	—	$—	$—
Multi-family and commercial	—	—	—
Construction	—	—	—
Consumer loans	1	86	86	Delayed repayment
Commercial and industrial	—	—	—
Total	1	$86	$86

Three Months Ended March 31, 2015
Restructured Current Period
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
(Dollars in thousands, Unaudited)
Real estate loans:
One- to four-family	—	$—	$—
Multi-family and commercial	1	914	914	Delayed repayment
Construction	—	—	—
Consumer loans	—	—	—
Commercial and industrial	—	—	—
Total	1	$914	$914

During the three months ended March 31, 2016 and 2015, no TDRs defaulted that were restructured in the prior twelve months.

At March 31, 2016 and December 31, 2015, the recorded investment of residential and consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings are in process, totaled $277,000 and $364,000, respectively.  At March 31, 2016 and December 31, 2015, there were three foreclosed residential real estate properties, which were carried at $106,000 and $122,000, respectively.

NOTE 4 - LOANS (CONTINUED)

The following table sets forth past due loans by segment as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
	(Unaudited)
One- to four-family real estate	$286	$—	$865	$685
Multi-family and commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	126	70	156	—
Commercial and industrial	—	—	—	—
Total	$412	$70	$1,021	$685

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

The following tables set forth criticized and classified loans by segment as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands, Unaudited)
Pass and Pass watch	$85,634	$433,186	$39,301	$13,827	$190,528	$762,476
Special mention	—	14,376	—	—	2,295	16,671
Substandard	759	2,019	3,829	79	1,747	8,433
Doubtful	—	—	—	—	—	—
Total loans	$86,393	$449,581	$43,130	$13,906	$194,570	$787,580

	December 31, 2015
	One- to Four-Family	Multi-family and Commercial	Construction	Consumer	Commercial and Industrial	Total
	(In thousands)
Pass and Pass watch	$89,756	$427,393	$31,927	$14,552	$191,496	$755,124
Special mention	—	13,958	—	—	1,799	15,757
Substandard	583	1,261	3,867	159	1,783	7,653
Doubtful	—	—	—	—	—	—
Total loans	$90,339	$442,612	$35,794	$14,711	$195,078	$778,534

NOTE 5 - DERIVATIVES AND HEDGING

Interest Rate Swaps

On November 3, 2006, the Company entered into an interest rate swap with a current notional amount of $691,000, which is used to hedge a 15-year fixed rate loan that is earning interest at 7.43%.  The Company is receiving variable rate payments of 1-month LIBOR plus 224 basis points and is paying fixed rate payments of 7.43%.  The swap matures in April 2022 and had a fair value loss position of $97,000 and $92,000 at March 31, 2016 and December 31, 2015, respectively.  The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging."  The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

On October 12, 2011, the Company entered into an interest rate swap with a current notional amount of $1.5 million, which is used to hedge a 10-year fixed rate loan that is earning interest at 5.83%.  The Company is receiving variable rate payments of 1-month LIBOR plus 350 basis points and is paying fixed rate payments of 5.83%.  The Company designated this relationship as a fair value hedge.  The swap matures in October 2021 and had a fair value loss position of $92,000 and $56,000 at March 31, 2016 and December 31, 2015, respectively.  The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other non-interest income in the consolidated statements of operations. Hedge ineffectiveness resulted in expense of $1,000 and $3,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

At March 31, 2016, there were four variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and our customers with a notional amount of $12.1 million, and remaining maturities ranging from three to seven years.  At December 31, 2015, there were four variable-rate to fixed-rate interest swap transactions between the third-party financial institution and our customers with a notional amount of $12.2 million, and remaining maturities ranging from four to seven years.  The fair value of the swaps to the customers was a liability of $360,000 and $53,000 as of March 31, 2016 and December 31, 2015, respectively, and all swaps were in paying positions to the third-party financial institution at March 31, 2016.  As of March 31, 2016 and December 31, 2015, the fair value of the Company’s interest rate swap credit derivatives was a liability of $8,000 and $6,000, respectively.  During the three months ended March 31, 2016 and 2015, the Company recognized (expense) income of ($2,000) and $3,000, respectively, from interest rate swap credit derivatives.

At March 31, 2016 and December 31, 2015, there were no foreign currency swap transactions between the third-party financial institution and our customers.  During the three months ended March 31, 2016 and 2015, the Company recognized income of $0 and $2,000, respectively, from foreign currency swap credit derivatives.

The maximum potential payments by the Company to the financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.

NOTE 6 - DEPOSITS

Deposits and their respective weighted average interest rate at March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016		December 31, 2015
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
	(Unaudited)
Noninterest-bearing demand accounts	—%	$225,083	—%	$170,327
NOW accounts	0.20	98,019	0.20	97,838
Money market accounts	0.26	105,184	0.28	93,325
Savings and club accounts	0.45	145,110	0.45	142,966
Brokered deposits	0.91	52,378	0.76	78,481
Certificates of deposit	0.86	189,934	0.88	182,037
	0.40%	$815,708	0.43%	$764,974

NOTE 7 - BORROWINGS

FHLB Advances

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

Maturity Date	Amount	Coupon Rate	Call Date	Rate if Called
	(In thousands, Unaudited)
September 2016	$5,000	0.75%	Not Applicable	Not Applicable
September 2016	10,000	1.04	Not Applicable	Not Applicable
June 2017	5,000	0.94	Not Applicable	Not Applicable
July 2017	10,000	0.92	Not Applicable	Not Applicable
November 2017	15,000	3.62	May 2016	3-month LIBOR + 0.10%
November 2017	15,000	3.87	May 2016	3-month LIBOR + 0.10%
December 2017	20,000	2.83	June 2016	3-month LIBOR + 0.11%
July 2018	10,000	1.32	Not Applicable	Not Applicable
	$90,000	2.34%

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

The Bank had a maximum borrowing capacity with the FHLB of Pittsburgh of approximately $496.1 million at March 31, 2016.  As of March 31, 2016, the Bank had qualifying collateral pledged against its advances consisting of loans in the amount of $632.0 million and securities in the amount of $63.7 million. Additionally, as of March 31, 2016, the Bank had a maximum borrowing capacity of $57.6 million with the Federal Reserve Bank of Philadelphia through the Discount Window. This borrowing capacity was generated by pledged securities with a fair value of $58.4 million.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of FHLB of Pittsburgh capital stock. The FHLB stock holding requirement is based on a percentage of the Bank's borrowings and a percentage of the Bank's "eligible assets" as defined by the FHLB. Percentages of borrowings and "eligible assets" used to determine the stock holding requirement are set by the FHLB from a defined range. Maximum percentages are 6.00% of its advances plus 1.00% of the Bank’s "eligible assets." Minimum percentages are 2.00% of its advances plus 0.05% of "eligible assets."  Current percentages are 4.00% of advances plus 0.10% of "eligible assets."  As of March 31, 2016, the Company had a minimum stock obligation of $2.2 million and a maximum stock obligation of $11.6 million.  The Company held $6.2 million in FHLB stock at that date.

NOTE 7 - BORROWINGS (CONTINUED)

Other Borrowed Funds

Other borrowed funds obtained from other commercial banks under security repurchase agreements totaled $30.0 million at March 31, 2016.  These borrowings contractually mature with dates ranging from October 2018 through November 2020. As disclosed in the table below, one of the borrowings may be called by the lender based on the underlying agreement.  Accordingly, the contractual maturity below may differ from actual maturity.

			Next Call Date	Subsequent Call Frequency
Maturity Date	Amount	Coupon Rate
	(In thousands, Unaudited)
October 2018	$5,000	3.15%	April 2016	Quarterly
December 2018	5,000	1-month LIBOR + 2.03%	Not Applicable	Not Applicable
September 2019	10,000	1-month LIBOR + 1.89%	Not Applicable	Not Applicable
September 2020	5,000	1-month LIBOR + 1.56%	Not Applicable	Not Applicable
November 2020	5,000	1-month LIBOR + 1.58%	Not Applicable	Not Applicable
	$30,000

Mortgage backed securities with a fair value of $33.9 million at March 31, 2016 were used to secure these other borrowed funds. Changes in the fair value of pledged collateral may require the Company to pledge additional securities.

Short-term Borrowings

Short-term borrowings consist of overnight borrowings plus term borrowings with an original maturity of less than one year. Short-term borrowings are obtained from commercial banks, participants in the Federal Funds market and the FHLB. As of March 31, 2016, the Company had $15.0 million of overnight borrowings with a weighted average rate of 0.52% .  As of December 31, 2015, the Company had $38.5 million of overnight borrowings with a weighted average rate of 0.43%.

NOTE 8 - STOCK BASED COMPENSATION

During the three months ended March 31, 2016, the Company recorded $349,000 of stock based compensation expense comprised of stock option expense of $115,000 and restricted stock expense of $234,000. This compares to $310,000 of stock based compensation expense for the three months ended March 31, 2015 comprised of stock option expense of $112,000 and restricted stock expense of $198,000.
The following is a summary of the Bancorp’s stock option activity and related information for the three months ended March 31, 2016.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Unaudited)
Outstanding at December 31, 2015	715,554	$14.45	6.1 years	$4,182,000
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at March 31, 2016	715,554	$14.45	5.9 years	$3,488,000
Exercisable at March 31, 2016	428,292	$13.40	4.8 years	$2,537,000

NOTE 8 - STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of the Bancorp’s unvested options as of March 31, 2016 and the changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2015	366,362	$3.68
Granted	—	—
Vested	(79,100)	3.88
Forfeited / Cancelled	—	—
Unvested at March 31, 2016	287,262	$3.63

Expected future expense relating to the 287,262 non-vested options outstanding as of March 31, 2016 is $900,000 over a weighted average period of 2.6 years.

The following is a summary of the status of the Bancorp’s restricted stock as of March 31, 2016 and changes therein during the three months then ended.

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
	(Unaudited)
Unvested at December 31, 2015	177,073	$16.04
Granted	18,608	17.00
Vested	(54,397)	16.79
Forfeited / Cancelled	—	—
Unvested at March 31, 2016	141,284	$15.87

Expected future compensation expense relating to the 141,284 restricted shares at March 31, 2016 is $1.9 million over a weighted average period of 2.4 years.

Performance-based restricted shares granted in 2013, as discussed in the following paragraph, vest over a five-year period based on continued service with the Bank and the achievement of performance metrics. The performance metrics to be evaluated during the performance period are (1) return on assets, actual and growth rate, compared to a predetermined peer group and (2) earnings per share growth rate compared to peer group ("performance criteria"). Each performance metric has a 50% weight. On the third anniversary of the grant date ("measurement date"), the Company's level of performance relative to the performance criteria are evaluated and the number of shares that will vest at that time and over the following two years will be determined. The number of shares eligible to vest is variable and can range from 0% to 150% of the shares identified on the grant date (the "target shares"). Of the shares that will vest, 50% of the shares vest on the measurement date and 25% vest on each of the fourth and fifth anniversaries of the date of grant.

During March 2013, the Company granted performance-based restricted stock to certain executive officers of the Company, of which 39,250 shares remained outstanding at the measurement date. During March 2016, the Company awarded an additional 18,608 shares of performance-based restricted stock, which represented additional shares owed to participants under the March 2013 grant as the Company exceeded the performance targets under the 2013 award. This represented a total grant of 147.4% of the "target shares." The 57,858 shares had a grant date fair value of $17.00.

During 2015, the Company granted 8,840 shares of performance-based restricted stock to certain executive officers of the Company. Performance-based restricted shares granted in 2015 utilize similar performance criteria and measurement date as outlined above for the 2012 and 2013 performance based grants. However, the 2015 awards vest 50% at measurement date and 50% on the fourth anniversary of the date of the grant. For the purposes of the above table, the Company is assuming 100% of the "target shares" will be awarded. However, more or less shares may actually be awarded based on the performance of the Company at the applicable measurement date, which is March 13, 2018.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015:

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

NOTE 9 - FAIR VALUE (CONTINUED)

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

The estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 were as follows:

		March 31, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:		(Unaudited)
Cash and cash equivalents	Level 1	$9,112	$9,112	$7,798	$7,798
Investment securities available-for-sale	Level 2	135,826	135,826	139,751	139,751
Investment securities held-to-maturity	Level 2	144,528	146,655	150,190	149,850
Loans receivable, net	Level 3	776,669	779,947	767,683	768,516
FHLB stock	NA	6,186	NA	6,734	NA
Accrued interest receivable	Level 2, 3	3,348	3,348	3,145	3,145
Mortgage servicing rights	Level 3	97	97	104	104
Financial liabilities:
Savings and club accounts	Level 2	145,110	145,110	142,966	142,966
Demand, NOW and money market deposits	Level 2	428,286	428,286	361,490	361,490
Brokered deposits	Level 2	52,378	52,377	78,481	78,219
Certificates of deposit	Level 2	189,934	189,921	182,037	181,422
Short-term borrowings	Level 2	15,000	15,000	38,496	38,496
FHLB advances	Level 2	90,000	92,012	110,000	111,985
Other borrowed funds	Level 2	30,000	31,604	30,000	31,692
Accrued interest payable	Level 2	302	302	319	319
Derivative contracts	Level 2, 3	197	197	154	154

The following financial instruments were classified as Level 3 and carried at fair value on a recurring basis as of the dates indicated below:

•
Two commercial loans, since lending credit risk is not an observable input for these loans (see interest rate swap discussion in Note 5).  The unrealized gain on the two loans was $177,000 at March 31, 2016 compared to $137,000 at December 31, 2015.

•
Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input.  The liability resulting from credit derivatives was $8,000 and $6,000 at March 31, 2016 and December 31, 2015, respectively.

NOTE 9 - FAIR VALUE (CONTINUED)

The following measures were made on a recurring basis as of March 31, 2016 and December 31, 2015.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(In thousands, Unaudited)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$306	$—	$306	$—
Corporate securities	17,715	—	17,715	—
Agency residential mortgage related securities	117,805	—	117,805	—
Loans (1)	2,324	—	—	2,324
Derivative contracts (1)	(197)	—	(189)	(8)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	As of
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available-for-Sale Securities:
Obligations of U.S. government agencies	$299	$—	$299	$—
Corporate securities	17,541	—	17,541	—
Agency residential mortgage related securities	121,911	—	121,911	—
Loans (1)	2,315	—	—	2,315
Derivative contracts (1)	(154)	—	(148)	(6)
(1)          Such financial instruments are recorded at fair value as further described in Note 5.

The following measures were made on a non-recurring basis as of March 31, 2016 and December 31, 2015:

Loans, which were partially charged off at March 31, 2016 and December 31, 2015.  The loans’ fair values are based on Level 3 inputs, which are either an appraised value or a sales agreement, less costs to sell.  These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet.

MSRs, the fair value of which was determined using a valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Other real estate owned, for which we used Level 3 inputs, which consist of appraisals, agreements of sale or letters of intent.

NOTE 9 - FAIR VALUE (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

	Balance	(Level 1)	(Level 2)	(Level 3)
March 31, 2016 (Unaudited)		(In thousands)
Loans	$1,113	$—	$—	$1,113
Mortgage servicing rights	97	—	—	97
Other real estate owned	2,615	—	—	2,615
Total	$3,825	$—	$—	$3,825

December 31, 2015
Loans	$1,239	$—	$—	$1,239
Mortgage servicing rights	104	—	—	104
Other real estate owned	2,623	—	—	2,623
Total	$3,966	$—	$—	$3,966

The following tables include a roll forward of the financial instruments which fair value is determined on a recurring basis using Significant Other Unobservable Inputs (Level 3) for the periods from December 31, 2015 to March 31, 2016 and December 31, 2014 to March 31, 2015.

Three Months Ended March 31, 2016
	Derivative Contracts	Loans	Total

Beginning balance, December 31, 2015	$(6)	$2,315	$2,309
Purchases/additions	—	—	—
Sales	—	—	—
Payments received	—	(31)	(31)
Premium amortization, net	—	—	—
(Decrease) increase in value	(2)	40	38
Ending balance, March 31, 2016	$(8)	$2,324	$2,316

Three Months Ended March 31, 2015
	Derivative Contracts	Loans	Total

Beginning balance, December 31, 2014	$(12)	$2,451	$2,439
Purchases/additions	(1)	—	(1)
Sales	—	—	—
Payments received	—	(30)	(30)
Premium amortization, net	—	—	—
Increase in value	5	20	25
Ending balance, March 31, 2015	$(8)	$2,441	$2,433

There were no transfers made between levels during the three months ended March 31, 2016 or 2015.

NOTE 10 – NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) No. 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This new guidance requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2017. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

ASU No. 2016-02 - Leases (Topic 842). This new guidance requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. The new guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

ASU No. 2016-06 - Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force). This new guidance requires embedded derivatives to be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2016 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

ASU No. 2016-09 - Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new guidance eliminates the APIC pool for excess tax benefits and requires that all excess tax benefits and tax deficiencies be recognized as an income tax benefit or expense in the income statement. All excess tax benefits and deficiencies are to be recognized in the period they are deducted on the income tax return. They shall not be anticipated when determining the annual estimated effective tax rate. Instead, they are discrete items in the reporting period in which they occur. With regards to forfeitures, entities can elect to continue to apply current U.S. GAAP or to reverse compensation cost of forfeited awards when they occur. With regards to tax withholdings and award classification, entities can withhold up to the maximum individual statutory tax rate in the applicable jurisdiction and classify the entire award as equity. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2016 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  This includes statements regarding the planned merger of Fox Chase Bancorp, Inc. ("Fox Chase") with and into Univest Corporation of Pennsylvania (“Univest”), with Univest surviving the merger as the surviving corporation (the “Merger"). Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: the inability to obtain requisite approvals and/or meet the other closing conditions required to close the Merger in a timely manner, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the credit quality and composition of the loan and investment portfolios, valuation of assets acquired through foreclosure, deposit flows, competition, demand for loan products and for financial services in the Company's market area, changes in real estate market values in the Company's market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform as required. Additional factors that may affect our results are discussed in the sections titled "Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 4, 2016, and its other Securities and Exchange Commission reports.

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

Unless the context indicates otherwise, all references in this Form 10-Q to the "Company," "we," "us" and "our" refer to Fox Chase Bancorp, Inc. and its subsidiary.

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

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total assets were $1.1 billion at March 31, 2016 and December 31, 2015.  Net loans were $776.7 million at March 31, 2016, an increase of $9.0 million, or 1.2%, from $767.7 million at December 31, 2015.  Total commercial loans increased $13.8 million, or 2.0%, primarily comprised of increases of $7.3 million in construction loans and $7.0 million in multi-family and commercial real estate loans, offset by a $508,000 decrease in commercial and industrial loans. The increase in construction loans was primarily driven by originations during the quarter ended March 31, 2016, as the Company continues to offer financing for retail, multi-family and residential projects. The increase in multi-family and commercial real estate loans was driven by originations and fundings exceeding amortization and paydowns. During the three months ended March 31, 2016, one- to four-family residential mortgage loans decreased $3.9 million and consumer loans decreased $805,000 due to normal amortization exceeding originations, as the Company does not currently emphasize these types of lending.

Investment securities available-for-sale decreased $3.9 million from $139.8 million at December 31, 2015 to $135.8 million at March 31, 2016 due to paydowns during the three months ended March 31, 2016. Investment securities held-to-maturity decreased $5.7 million to $144.5 million at March 31, 2016 compared to $150.2 million at December 31, 2015 due to paydowns during the three months ended March 31, 2016. There were no purchases of investment securities during the three months ended March 31, 2016.

Deposits increased $50.7 million, or 6.6%, from $765.0 million at December 31, 2015 to $815.7 million at March 31, 2016.  During the three months ended March 31, 2016, noninterest-bearing demand accounts increased $54.8 million, money market accounts increased $11.9 million, non-brokered certificates of deposit increased $7.9 million, savings and club accounts increased $2.1 million and NOW accounts increased $181,000. Offsetting these increases was a decrease in brokered deposits of $26.1 million. The increase in noninterest-bearing demand accounts was primarily due to a short-term deposit from a commercial customer relationship. The increase in money market accounts and non-brokered certificates of deposit were primarily due to deposits obtained from certain municipal and commercial customers. The decrease in brokered deposits reflects the Company's decision to not replace maturities with new issuances.

Short-term borrowings decreased $23.5 million, or 61.0%, from $38.5 million at December 31, 2015 to $15.0 million at March 31, 2016. Federal Home Loan Bank advances decreased $20.0 million, or 18.2%, from $110.0 million at December 31, 2015 to $90.0 million at March 31, 2016 due to the Company's decision to not replace such term borrowings.

Stockholders’ equity increased $926,000 to $177.8 million at March 31, 2016 compared to $176.9 million at December 31, 2015 primarily due to net income of $2.2 million, stock based compensation activity of $713,000 and other comprehensive income of $1.1 million, offset by dividends paid of $3.2 million during the three months ended March 31, 2016.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. Net income decreased $30,000, or 1.3%, to $2.2 million for the three months ended March 31, 2016, compared to $2.3 million for the three months ended March 31, 2015.  The decrease in net income was due to a decrease in net interest income of $128,000 and increases in noninterest expense of $120,000 and income tax provision of $304,000, offset by a decrease in the provision for loan losses of $427,000 and an increase in noninterest income of $95,000. During the three months ended March 31, 2016, the Company incurred $346,000 ($320,000 after-tax) of professional fees related to the previously announced merger with Univest.

During the three months ended March 31, 2015, the Company incurred $230,000 in costs associated with the change in our outsourced data processing systems, of which $165,000 is included in data processing costs and $65,000 is included in professional fees. The Company also received a special dividend totaling $254,000 from the FHLB and reversed a $182,000 valuation allowance on certain deferred state tax assets. The total impact of these items was an after-tax increase in net income of $199,000 during the three months ended March 31, 2015.

Net Interest Income.  Net interest income decreased $128,000, or 1.5%, to $8.5 million for the three months ended March 31, 2016 compared to $8.7 million for the same period in 2015, due to an increase in total interest expense of $151,000, offset by an increase in total interest income of $23,000.

The increase in total interest expense was primarily due to a $33.3 million increase in the average balance of interest-bearing liabilities from $736.6 million to $769.9 million and an increase in the cost of interest-bearing liabilities from 0.80% to 0.84%.  The increase in the average balance of interest-bearing liabilities was primarily driven by a $45.4 million increase in interest-bearing deposits offset by a $12.0 million decrease in the average balance of borrowings. The increase in the average cost of interest-bearing liabilities was due to an increase in the cost of borrowings from 1.57% to 1.80% and an increase in the average cost of interest-bearing deposits from 0.53% to 0.55%.  The increase in the average cost of borrowings was primarily due to the maturity of certain term borrowings and FHLB advances, which had lower rates, as well as the 25 basis point increase in the Federal Funds rate in December 2015, which increased the cost of variable rate short-term borrowings and other borrowed funds. The slight increase in the average cost of interest-bearing deposits reflects the current interest rate environment, competition for deposits and the maturity of certificates of deposit with lower rates than current pricing.

The increase in total interest income was primarily due to a $19.9 million increase in the average balance of interest-earning assets offset by a decrease in yield on interest-earning assets from 3.88% to 3.80%. The increase in the average balance of interest-earning assets was primarily due to a $39.3 million increase in total loans offset by a decrease in investment securities of $18.5 million. The yield on total loans decreased from 4.44% to 4.37% primarily due to lower yields on commercial loan originations, partially offset by the impact of the 25 basis point increase in the Federal Funds rate in December 2015. The yield on investment securities decreased from 2.55% to 2.23% primarily due to a special dividend of $254,000 from the FHLB during the first quarter of 2015.

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

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$10,417	$9	0.34%	$11,550	$3	0.10%
Investment securities
Available-for-sale	144,788	857	2.37%	140,485	1,092	3.11%
Held-to-maturity	147,765	775	2.10%	170,564	890	2.09%
Total investment securities	292,553	1,632	2.23%	311,049	1,982	2.55%
Loans:
Residential loans	88,751	1,024	4.62%	107,302	1,251	4.66%
Commercial loans	678,099	7,315	4.34%	615,474	6,669	4.39%
Consumer loans	14,499	167	4.60%	19,229	219	4.57%
Total Loans	781,349	8,506	4.37%	742,005	8,139	4.44%
Allowance for loan losses	(10,563)			(10,777)
Net loans	770,786	8,506		731,228	8,139
Total interest-earning assets	1,073,756	10,147	3.80%	1,053,827	10,124	3.88%
Noninterest-earning assets	53,961			42,702
Total assets	$1,127,717			$1,096,529
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$194,028	$111	0.23%	$164,508	$90	0.22%
Savings accounts	143,641	161	0.45%	130,354	120	0.37%
Brokered deposits	68,651	136	0.80%	64,266	125	0.79%
Certificates of deposit	185,519	399	0.87%	187,337	380	0.82%
Total interest-bearing deposits	591,839	807	0.55%	546,465	715	0.53%
Short-term borrowings	41,615	59	0.57%	41,097	32	0.32%
FHLB advances	106,483	557	2.10%	119,032	539	1.84%
Other borrowed funds	30,000	180	2.41%	30,000	166	2.24%
Total borrowings	178,098	796	1.80%	190,129	737	1.57%
Total interest-bearing liabilities	769,937	1,603	0.84%	736,594	1,452	0.80%
Noninterest-bearing deposits	175,527			176,389
Other noninterest-bearing liabilities	4,645			7,442
Total liabilities	950,109			920,425
Stockholders’ equity	177,444			175,552
Accumulated comprehensive income	164			552
Total stockholders' equity	177,608			176,104
Total liabilities and stockholders’ equity	$1,127,717			$1,096,529
Net interest income		$8,544			$8,672
Interest rate spread			2.96%			3.08%
Net interest margin			3.16%			3.29%
Average interest-earning assets to average interest-bearing liabilities			139.46%			143.07%

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

	Three Months Ended March 31, 2016
	Compared to
	Three Months Ended March 31, 2015
	Increase (Decrease)
	Due to
	Rate	Volume	Net
Interest Income:	(In thousands)
Interest-earning demand deposits	$—	$6	$6
Investment securities
Available-for-sale	(269)	34	(235)
Held-to-maturity	5	(120)	(115)
Total investment securities	(264)	(86)	(350)
Loans
Residential loans	(10)	(217)	(227)
Commercial loans	(33)	679	646
Consumer loans	1	(53)	(52)
Total loans	(42)	409	367
Total interest-earning assets	(306)	329	23

Interest Expense:
NOW and money market deposits	5	16	21
Savings accounts	29	12	41
Brokered deposits	3	8	11
Certificates of deposit	23	(4)	19
Total interest-bearing deposits	60	32	92

Short-term borrowings	26	1	27
FHLB advances	75	(57)	18
Other borrowed funds	14	—	14
Total borrowings	115	(56)	59
Total interest-bearing liabilities	175	(24)	151
Net change in net interest income	$(481)	$353	$(128)

Provision for Loan Losses. The Company recorded a provision for loan losses of $45,000 for the three month period ended March 31, 2016 compared to a provision for loan losses of $472,000 for the three month period ended March 31, 2015.

The following table provides information with respect to our nonperforming assets and impaired loans at the dates indicated.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)

Nonaccruing Loans:
One- to four-family real estate	$759	$583
Multi-family and commercial real estate	1,066	1,074
Construction	—	—
Consumer	79	159
Commercial and industrial	702	718
Total	2,606	2,534

Accruing Loans Past Due 90 Days or More:
Total	$—	$—

Nonperforming Loans	2,606	2,534

Assets Acquired Through Foreclosure	2,615	2,623
Total Nonperforming Assets	$5,221	$5,157

Total nonperforming loans to total loans	0.33%	0.33%
Total nonperforming assets to total assets	0.46	0.46

Impaired Loans:
Nonaccruing loans	$2,606	$2,534
Accruing troubled debt restructurings	6,488	6,440
Other impaired loans	4,325	4,352
Total impaired loans	$13,419	$13,326

At March 31, 2016, nonperforming assets were comprised of the following:

•	Two multi-family and commercial real estate loans, the largest of which is secured by rental properties located in the greater Philadelphia Area.

•	One commercial and industrial loan relationship secured by the assets of a professional services firm in the greater Philadelphia area.

•	Six one- to four-family loans, the largest of which is secured by a single-family home located in Montgomery County, Pennsylvania.

•	Two consumer loan relationships, which are secured by second or third lien mortgage positions.

•	Assets acquired through foreclosure consisting of five properties with a total carrying value of $2.6 million.

Noninterest Income.  The following table summarizes noninterest income for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change
	(Dollars in thousands)
Service charges and other fee income	$362	$384	$(22)	(5.7)%
Income on bank-owned life insurance	215	120	95	79.2
Equity in earnings of affiliate	(5)	40	(45)	(112.5)
Other	94	27	67	248.1
Total Noninterest Income	$666	$571	$95	16.6%

Noninterest income increased $95,000 from $571,000 for the three months ended March 31, 2015 to $666,000 for the same period in 2016. Income on bank-owned life insurance increased $95,000 due to the purchase of policies totaling $10.0 million during the quarter ended September 30, 2015. Other noninterest income increased $67,000 primarily due to increased merchant services revenue. Equity in earnings of affiliates decreased $45,000 due to decreased income on the Bank’s investment in PMA due to lower mortgage loan volume for the 2016 period.

Noninterest Expense.  The following table summarizes noninterest expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change
	(Dollars in thousands)
Salaries, benefits and other compensation	$3,943	$3,719	$224	6.0%
Occupancy expense	430	477	(47)	(9.9)
Furniture and equipment expense	77	83	(6)	(7.2)
Data processing costs	408	573	(165)	(28.8)
Professional fees	538	363	175	48.2
Marketing expense	24	41	(17)	(41.5)
FDIC premiums	134	119	15	12.6
Assets acquired through foreclosure expense	30	30	—	—
Other	301	360	(59)	(16.4)
Total Noninterest Expense	$5,885	$5,765	$120	2.1%

Noninterest expense increased $120,000 from $5.8 million for the three months ended March 31, 2015 to $5.9 million for the same period in 2016. Salaries, benefits and other compensation expense increased $224,000 primarily as a result of annual merit increases, increased staffing costs and increased benefits costs. Professional fees increased $175,000 primarily due to $346,000 in costs related to the previously announced merger with Univest, offset by decreased loan workout costs and one-time costs incurred during 2015 in conjunction with the change of our outsourced data processing systems. Data processing costs decreased $165,000 primarily due to one-time costs incurred during 2015 for this initiative.

Income Taxes. The income tax provision for the three months ended March 31, 2016 was $1.0 million, compared to $727,000 for the three months ended March 31, 2015.  The Company’s effective income tax rate was 31.4% for the three months ended March 31, 2016, compared to 24.2% for the three months ended March 31, 2015.  The increase in effective tax rate for the three months ended March 31, 2016 reflects non-deductible merger-related expenses of $269,000. Additionally, during the three months ended March 31, 2015, the Company reversed a $182,000 valuation allowance on certain state deferred tax assets, as management determined it is more likely than not the deferred tax assets will be realized. The effective tax rate for the three months ended March 31, 2015, excluding this discrete event, was 30.3%.

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

The following table presents certain of our contractual obligations as of March 31, 2016.

		Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations	Total
	(In thousands)
March 31, 2016
Operating lease obligations (1)	$290	$290	$—	$—	$—
FHLB advances and other borrowings (2)	140,877	32,783	87,681	20,413	—
Other long-term obligations (3)	8,431	1,573	2,745	2,377	1,736
Total	$149,598	$34,646	$90,426	$22,790	$1,736

(1)          Represents lease obligations for operations center and equipment. This includes obligations under the operating lease for our Blue Bell location, which expires on November 30, 2016.
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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2016, cash and cash equivalents totaled $9.1 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $135.8 million at March 31, 2016.  In addition, at March 31, 2016, we had the ability to borrow a total of approximately $496.1 million from the FHLB, of which we had $95.0 million outstanding.  As of March 31, 2016, the Bank also had a maximum borrowing capacity of $57.6 million with the Federal Reserve Bank of Philadelphia, through the Discount Window.  Additionally, as of March 31, 2016, the Bank had federal funds lines of credit with other commercial banks.

At March 31, 2016, we had $198.3 million in commitments outstanding, which consisted of $4.5 million in home equity and consumer loan commitments, $178.3 million in commercial loan commitments, $15.0 million in standby letters of credit and $440,000 in commercial letters of credit.

Certificates of deposit due within one year of March 31, 2016 totaled $131.9 million, including $36.2 million of brokered deposits, representing 54.5% of certificates of deposit at March 31, 2016, an increase from 52.1% at December 31, 2015.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2017.

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

The Bancorp is a separate entity apart from the Bank and must provide for its own liquidity.  As of March 31, 2016, the Bancorp had $16.3 million in cash and cash equivalents compared to $20.2 million as of December 31, 2015. In addition to its operating expenses, the Bancorp may utilize its cash to pay dividends or to repurchase common stock, subject to applicable restrictions.  The Bancorp paid cash dividends totaling $0.28 per outstanding share of common stock. No shares of common stock were purchased during the three months ended March 31, 2016.

The Bancorp can receive dividends from the Bank.  Payment of such dividends to the Bancorp by the Bank is limited under applicable law. Dividends may be declared and paid only out of accumulated net earnings and may be paid in cash or property other than its own shares. Dividends may not be declared or paid unless stockholders' equity is at least equal to contributed capital. During the three months ended March 31, 2016, the Bank did not pay a dividend to the Bancorp.

Capital Management.  The Bancorp and Bank are subject to various regulatory capital requirements administered by their respective regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital standards, which substantially revised the existing capital requirements for banking organizations. In July 2013, the Federal Deposit Insurance Corporation and Federal Reserve adopted a final rule for the Basel III capital framework. The requirements in the rule began to phase in on January 1, 2015 for the Company and will be fully phased in by January 1, 2019. The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from prior rules); and (4) a Tier 1 leverage ratio of 4% for all institutions (unchanged from prior rules). In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of risk-weighted assets above the amount necessary to meet its minimum common equity Tier 1 capital, tier 1 capital and total capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At March 31, 2016, the Bancorp and Bank exceeded all applicable regulatory capital requirements under this new rule and are considered "well capitalized" under regulatory guidelines.

The following table presents the Bancorp's and the Bank’s capital ratios and the minimum capital requirements to be considered "well capitalized" under applicable regulatory guidelines as of March 31, 2016 and December 31, 2015.

	Ratio	Minimum to be Well Capitalized
March 31, 2016
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)
Bancorp	19.07%	6.5%
Bank	16.66	6.5
Tier 1 Capital Ratio (to risk-weighted assets)
Bancorp	19.07	8.0
Bank	16.66	8.0
Total Capital Ratio (to risk-weighted assets)
Bancorp	20.03	10.0
Bank	17.63	10.0
Tier 1 Leverage Ratio (to adjusted average assets)
Bancorp	15.73	5.0
Bank	13.74	5.0
December 31, 2015
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)
Bancorp	19.50%	6.5%
Bank	16.69	6.5
Tier 1 Capital Ratio (to risk-weighted assets)
Bancorp	19.50	8.0
Bank	16.69	8.0
Total Capital Ratio (to risk-weighted assets)
Bancorp	20.48	10.0
Bank	17.68	10.0
Tier 1 Leverage Ratio (to adjusted average assets)
Bancorp	15.85	5.0
Bank	13.52	5.0

Total stockholders’ equity to total assets was 15.7% at March 31, 2016 and December 31, 2015.  As a result of the mutual-to-stock conversion completed in June 2010, the Company continues to have significant capital.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the conversion has and will continue to have an adverse impact on our return on equity until such funds can be deployed into higher-yielding assets.  The Company may rely on capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the three-month period ended March 31, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2016, there was not any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.  Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

1
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows other than as described below.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. As of March 31, 2016, except as detailed below, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Litigation relating to the merger could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the merger.

Fox Chase received two letters from attorneys representing a purported shareholder demanding that the Fox Chase board remedy alleged breaches of fiduciary duties in connection with the merger and alleged failures to make all required material disclosures necessary for Fox Chase shareholders to make a fully informed voting decision on the merger. The letters assert that the proposed transaction undervalues Fox Chase and that Fox Chase’s directors breached their fiduciary duties by allegedly refusing to adequately shop the company and maximize shareholder value, and that the registration statement initially filed on February 26, 2016 fails to make all material disclosures and contains misleading statements about the merger. The letters demand that Fox Chase’s board, among other things: (i) undertake all appropriate methods to maximize shareholder value and remove alleged conflicts of interest; (ii) remedy alleged disclosure violations that do not allow Fox Chase shareholders to make a fully informed voting decision; (iii) revise the merger agreement to eliminate certain deal protection devices; and (iv) refrain from completing the merger.

On February 19, 2016, the Fox Chase board of directors established a special committee of independent directors to review and investigate the allegations in the demand letters, and to make recommendations to the board regarding what actions Fox Chase should take as a result of the demand letters. The committee has retained an independent law firm as its legal counsel.

On or about March 17, 2016, the purported Fox Chase shareholder identified in the letters filed a purported class action and derivative complaint in the Court of Common Pleas of Montgomery County, Pennsylvania captioned Michael Rubin v. Roger H. Ballou, et al, No. 2016-05079-0. The lawsuit names as defendants each current member of Fox Chase’s board of directors and Univest, and also names Fox Chase as a nominal defendant. The lawsuit alleges that the Fox Chase directors breached their fiduciary duties by agreeing to the transaction, that the directors and executive officers have conflicts of interest related to the transaction, that the registration filed on February 26, 2016 failed to disclose material information relating to the transaction, and that Univest aided and abetted the alleged breaches of fiduciary duty. The complaint seeks injunctive relief to prevent consummation of the transaction, rescission of any terms of the transaction to the extent already implemented, and monetary damages resulting from the alleged wrongful misconduct of the defendants. In response to the lawsuit, Fox Chase and each of its directors has filed Preliminary Objections to the complaint and a Motion to Stay the proceedings with the Court of Common Pleas of Montgomery County, Pennsylvania. The Motion to Stay was granted on May 5, 2016.

A negative outcome in this matter could have a material adverse effect on Fox Chase if it results in preliminary or permanent injunctive relief or rescission of the merger agreement. Such actions may also create additional uncertainty relating to the merger, and responding to such demands and defending such actions may be costly and distracting to management. Fox Chase is not currently able to predict the outcome of any lawsuit arising out of or relating to the proposed transaction. If additional letters are received or complaints are filed, absent new or different allegations that are material, Fox Chase will not necessarily announce such additional matters.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2016 through January 31, 2016	—	$—	—	817,172
February 1, 2016 through February 29, 2016	—	$—	—	817,172
March 1, 2016 through March 31, 2016	—	$—	—	817,172
Total	—	$—	—

(1) In prior years, the Company announced repurchase programs under which it would repurchase, in the aggregate, up to 25% of the then-outstanding shares of the Company’s common stock from time to time, depending on market conditions.  On July 29, 2015, the Board of Directors approved an additional stock repurchase plan (the “July 2015 Plan”) under which it would repurchase up to 5% of the then-outstanding shares of the Company’s common stock (578,377 shares). The Company does not intend to repurchase shares of its common stock during the pendency of its merger with Univest. Under these plans, through March 31, 2016, the Company has repurchased 3.1 million shares at a cost of $44.5 million.

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 as initially filed with the Securities and Exchange Commission on March 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated:	May 10, 2016	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated:	May 10, 2016	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)